Form 10QSB
period 1996-03-31
WESTMARK GROUP HOLDINGS INC
filed 1996-05-24
CIK 820771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended Commission File
                           MARCH 31, 1996 NO. 0-18945

                          WESTMARK GROUP HOLDINGS, INC.

         COLORADO                                      84-1055077
  (State of Incorporation)                (I.R.S. Employment Identification No.)

                                 355 N.E. Fifth Avenue
                              Delray Beach, Florida 33483
                                     (407)243-8010
                   (Address of Principal Executive Offices. Include
                            Zip Code and Telephone Number)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]   NO [ ]

        THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF MAY 22, 1996 WAS 2,810,478.

               [X] TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT.

                         WESTMARK GROUP HOLDINGS, INC.

                            FORM 10-QSB REPORT INDEX

10-QSB PART AND ITEM NO.

PART I-FINANCIAL INFORMATION

       ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

                Consolidated balance sheet as of
                       March 31, 1996.....................................    3

                Consolidated statement of operations for the three
                       months ended March 31, 1996 and 1995...............    4

                Consolidated statement of cash flows for the three
                       months ended March 31, 1996........................    5

                Notes to consolidated financial statements................    6

       ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.......................    7

PART II-OTHER INFORMATION

       ITEM 1.  LEGAL PROCEEDINGS.........................................   10
       ITEM 2.  CHANGES IN SECURITIES.....................................   10
       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...........................   10
       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......   10
       ITEM 5.  OTHER INFORMATION.........................................   10
       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................   10

       SIGNATURES.........................................................   11

                          PART 1 FINANCIAL INFORMATION

                          WESTMARK GROUP HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                    MARCH 31,      DECEMBER 31,
                                                      1996             1995
                                                   ------------    ------------
ASSETS
Current Assets:
    Cash and cash equivalents ..................   $    263,947    $    311,916
    Accounts receivable, net of reserve ........          8,664         382,225
    Mortgage loans held for sale ...............      7,266,724      19,480,029
    Other current assets .......................         69,799          32,500
                                                   ------------    ------------
Total Current Assets ...........................      7,609,134      20,206,671
                                                   ------------    ------------
Fixed Assets:
    Office Equipment and leasehold improvements         820,588         820,588
    Equipment under Capital leases .............         16,477          16,477
                                                   ------------    ------------
                                                        837,065         837,065

          Less Depreciation ....................       (458,223)       (434,411)
                                                   ------------    ------------
Total Fixed Assets .............................        378,843         402,655
                                                   ------------    ------------
Other Assets:
    Investments ................................      4,115,000       4,115,000
    Goodwill, net of amortization ..............        761,104         785,833
                                                   ------------    ------------
Total Other Assets .............................      4,876,104       4,900,833

TOTAL ASSETS ...................................     12,864,081      25,510,158
                                                   ============    ============
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
    Fees and accounts payable ..................   $    773,226    $  1,234,199
    Warehouse line of credit ...................      7,057,297      18,625,866
    Interest payable ...........................        141,783         227,619
    Settlement liability .......................        419,348         419,348
    Capital lease obligations ..................          5,756           8,101
    Other notes payable ........................        707,318         717,818
    Notes payable - related party ..............         90,000            --
    Other current liabilities ..................        645,132         987,680
                                                   ------------    ------------
Total current liabilities ......................      9,839,860      22,220,631
                                                   ------------    ------------
Long-Term Liabilities:
    Notes payable, long term ...................      1,000,000       1,000,000
    Other long-term liabilities ................        698,323         698,323
                                                   ------------    ------------
Total Long-Term Liabilities ....................      1,698,323       1,698,323
                                                   ------------    ------------
TOTAL LIABILITIES ..............................     11,538,183      23,918,954
                                                   ------------    ------------
STOCKHOLDER'S EQUITY:

Preferred stock, no par value, 1,000,000
 shares authorized; 200,000 shares issued
 and outstanding at March 31, 1996 .............        700,000            --

Common stock, no par value, 3,333,333 shares
 authorized; 2,637,772 shares issued and
 outstanding at March 31, 1996 .................     22,475,937      23,165,937

Additional Paid in capital from
 outstanding options and warrants ..............      1,153,688       1,153,688

Accumulated deficit ............................    (23,003,727)    (22,728,421)
                                                   ------------    ------------
TOTAL STOCKHOLDER'S EQUITY .....................      1,325,898       1,591,204
                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY .....   $ 12,864,081    $ 25,510,158
                                                   ============    ============

                            See accompanying notes.

                          WESTMARK GROUP HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                                         Three Months Ended
                                                     --------------------------
                                                      March 31,       March 31,
                                                        1996            1995
                                                     ----------      ----------
REVENUES:

     Loan origination and gain from sale
       of servicing ............................        987,222         662,894
     Other .....................................          4,170           8,825
                                                     ----------      ----------

TOTAL REVENUES .................................        991,392         671,719
                                                     ----------      ----------


EXPENSES:
     Loan origination costs ....................        373,224         381,090
     Servicing sale adjustments ................        (70,000)           --
     General and admin .........................        916,089       1,324,547
     Marketing and advertising .................         22,656          62,474
     Goodwill amortization .....................         24,729          24,729
                                                     ----------      ----------

TOTAL EXPENSES .................................      1,266,698       1,792,840
                                                     ----------      ----------

Loss before income taxes .......................       (275,306)     (1,121,121)

Provision for income taxes
                                                     ----------      ----------

NET LOSS .......................................       (275,306)     (1,121,121)
                                                     ==========      ==========

NET LOSS PER SHARE .............................          (0.10)          (1.80)
                                                     ==========      ==========

                          WESTMARK GROUP HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   THREE MONTHS     THREE MONTHS
                                                                      ENDED            ENDED
                                                                     MARCH 31,        MARCH 31,
                                                                       1996             1995
                                                                   ------------     ------------
OPERATING ACTIVITIES
Consolidated net income/(loss) ..................................   $  (275,306)    $(1,121,121)
Adjustments to reconcile consolidated net income/(loss)
    to net cash used by operating activities:
    Depreciation and amortization ...............................        23,812          26,754
    Stock issued for services ...................................             0         203,425
    Stock issued for settlement of litigation ...................             0         174,250
    Goodwill amortization .......................................        24,729          24,729
                                                                   ------------      ----------
Cash provided/(used) in operations before working capital changes      (226,765)       (691,963)
                                                                   ------------      ----------
    (Increase)/Decrease in accounts receivable ..................       373,561         426,085
    (Increase)/Decrease in other current assets .................       (37,299)       (200,740)
    (Increase)/Decrease in mortgage loans held for sale .........    12,213,305      (5,960,691)
    (Increase)/Decrease in REO loans ............................             0          62,050
    (Increase)/Decrease in other long term assets ...............             0         200,792
    (Increase)/Decrease in capital lease ........................        (2,345)              0
    Increase/(Decrease) in accounts payable .....................      (460,973)        (53,518)
    Increase/(Decrease) in interest payable .....................       (85,836)         56,196
    Increase/(Decrease) in other current liabilities ............      (342,548)        174,197
                                                                   ------------       ---------
Cash provided/(used) by operating activities ....................    11,431,100       6,335,986
                                                                   ------------       ---------
INVESTING ACTIVITIES
    Purchase of fixed assets and improvements ...................             0         (14,714)
Cash provided/used in investing activities ......................             0         (14,704)

FINANCING ACTIVITIES
    Net Increase/(Decrease) in warehouse line of credit .........   (11,568,569)      5,893,118
    Allowances from related party ...............................       790,000               0
    Repayments of notes payable .................................       (10,500)              0
    Repurchase of stock .........................................      (700,000)              0
    Sale of stock for cash ......................................        10,000         371,666
Cash provided/(used) by financing activities ....................   (11,479,069)      6,264,784
                                                                   ------------       ---------
Net Increase/(Decrease) in cash .................................       (47,969)        (85,906)
Cash and cash equivalents, beginning of period ..................       311,916         107,573
Cash and cash equivalents, end of period ........................       263,947          21,667
                                                                   ============       =========
Cash Paid for interest ..........................................  $    309,770       $ 113,432
                                                                   ============       =========
Cash paid for income taxes ......................................  $          0       $       0
                                                                   ============       =========

NOTE A: BASIS OF PRESENTATION

        The accompanying un-audited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 610b of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's audited annual report on Form 10-KSB for the year ended December 31, 1995.

NOTE B: FIRST QUARTER FINANCING ACTIVITY

        The Company received $790,000 in advances from Heart Labs of America, Inc. ("Heart Labs") which were used to fund a stock repurchase commitment of $700,000, as well as for working capital purposes. A total of $700,000 of these advances were converted to 10% convertible preferred stock, with the remainder in the form of one-year 10% promissory notes totaling $90,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto.

FINANCIAL RESULTS OF OPERATIONS

        On a consolidated basis, total revenues increased to $991,392 in the quarter ended March 31, 1996 from $671,719 in the quarter ended March 31, 1995, an increase of 48%. The increase is a result of greater profit margins on the bulk sale of B/C paper along with the flow sales on "A" paper. This increase in revenue is a combination of the increased marketing efforts in the B/C loan area along with investor commitments to buy bulk loan packages.

        Expenses for the quarter ended March 31, 1996 decreased 30% to $1,266,698 from $1,792,840 for the quarter ended March 31, 1995. Loan origination costs decreased 2% to $373,224 for the current quarter from $381,090 in the comparable prior year quarter ending March 31, 1995. General and Administrative expenses decreased 31% to $916,090 from $1,324,547 for the quarter ended March 31, 1995. Marketing and Advertising expense decreased 64% to $22,656 from $62,474 for the quarter ended March 31, 1995.

         A net loss resulted for the current quarter of $275,306 or $0.10 per share as compared to a net loss of $1,121,121 or $1.80 per share for the quarter ended March 31, 1995. This decreased loss is due to significant cost cutting efforts by management in areas of General and Administrative through salary reductions, lease termination and operational consolidations, as well as increased margins on the sale of loans.

BUSINESS OPERATIONS

        During the first quarter of 1996, the Company continued increased loan volumes in B/C paper. B/C loan fundings increased from $2.75 million in the 3 months ending March 31, 1995 to $4.79 million for the three months ended March 31, 1996, an increase of 74% and the B/C loan pipeline from $7.8 million on March 31, 1995 to $13.4 million on March 31, 1996. The loan pipeline is a leading indictor of loan fundings and revenue and management believes that will increase in the second quarter of 1996.

        The Company officially launched its B/C lending program during the first quarter of 1995. B/C loans are for borrowers with credit histories that fall below the guidelines set forth by Fannie Mae and Freddie Mac. Although the B/C division is only 1 year old, 33% of the Company's loan fundings during the 1st quarter of 1996 were from B/C loans and over 60% of revenues realized were from B/C loans. The Company is focusing its marketing efforts in the B/C loan market. The Company is now registered and/or licensed to lend in 20 states. While the increase in the B/C loan pipeline has come primarily from an increased market share in Florida, management intends to continue its marketing strategy in additional states, including California, Georgia, Washington, Hawaii, Idaho, Montana, and Missouri.

        The Company continues to sell loan origination's on a "servicing-released" basis to investors in the normal course of business. The Company is continuing to seek additional warehouse lines to accommodate anticipated increase in originations. The increase in origination's will be created by Westmark's geographic expansion and increase in market share. The Company instituted a bulk sales program for B/C paper in which loans are pooled and sold in packages ranging from $500,000 to $3,000,000. During the first quarter, the bulk sales delivery was completed successfully with 3 institutional investors purchasing Westmark non-conforming origination's.

LIQUIDITY AND CAPITAL RESOURCES

        The Company uses its cash flow from whole loan sales, loan origination fees, net interest income and borrowings under its warehouse line of credit to meet its working capital needs. The Company's cash requirements include the funding of loan origination's, purchases, payment of interest expenses, operating expenses, taxes and capital expenditures.

        On March 31, 1996, the Company had a working capital deficit of $2,230,726 and total stockholders equity of $1,325,898. Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans, are essential to the continuation of the Company's ability to originate and purchase loans. The Company borrows funds on a short term basis to support the accumulation of loans prior to sale. These short term borrowings are made under a warehouse line of credit with Princap Mortgage, Inc. ("Warehouse Facility"). Pursuant to the Warehouse Facility, the Company has available a secured revolving credit line of $15 million to finance the Company's origination or purchase of loans, pending sale to investors. The line of credit, pursuant to the Warehouse Facility, has collateral of the assignment and pledge of eligible mortgage loans, bears interest at an annual rate of 2% above prime, payable at the time of purchase by the permanent investor. The Warehouse Facility provides for a transaction charge of $140 per loan and requires the Company to possess a minimum net worth of $250,000 and a compensating cash balance on deposit in the amount of $5,000. On March 31, 1996, the balance outstanding , pursuant to this Warehouse Facility, totaled $7,057,297. The Company does not have any other external lines of credit for financing.

        Historically, the Company has obtained financing through the issuance of its common stock and borrowings on a negotiated basis. During the first quarter of 1996, the Company issued 5,000 shares of Common Stock for services rendered. During 1995, the Company issued 956,162 shares of common stock for cash and other consideration. In June and October 1995, the Company raised $600,000 cash through the issuance of convertible promissory notes in the principal amount of $600,000 and the warrants entitling holders to purchase certain securities ("Bridge Financing"). In April 1996, the Company and all these investors agreed to restructure the investment and the Company paid such investors an aggregate amount of $600,000 and issued such investors 300,000 shares of Series B Preferred Stock ("Series B Preferred Stock") with a stated value of $600,000. The Series B Preferred Stock has a liquidation preference of $600,000, plus accrued and unpaid dividends, is redeemable by the Company at a redemption price of $600,000, plus accrued and unpaid dividends from the date of redemption, subject to adjustment in the event of certain circumstances, and is convertible into shares of Common Stock at a conversion price equal to the lessor of $2.00 or 84% of the closing bid price prior to the date of conversion (subject to further adjustment). In November 1995, Heart Labs purchased 1,298,000 shares of Company common stock in exchange for $1,210,000 cash and cash equivalents, which was utilized for working capital purposes, and the issuance of 200,000 shares of Heart Labs Series B Convertible Preferred Stock with the stated value of $10 per share.
                                       8

        In addition, Heart Labs advanced the Company an aggregate amount of $790,000 during the first quarter of 1996, of which $700,000 was converted to 200,000 shares of Series C Preferred Stock with a stated value of $3.50 per share. In the second quarter of 1996, Heart Labs has advanced, to date, $1,353,000. These fundings were utilized to discharge outstanding debts, including an agreement to repurchase shares of Common Stock for $700,000, and for working capital purposes. The Company is dependent on Heart Labs in order to satisfy certain debt obligations and working capital needs for the first and second quarter of 1996. The Company's internally generated cash flows from operations has historically been and continue to be insufficient for its cash needs. It is expected that internal sources of liquidity will improve when net cash is provided by operating activities and, until such time, the Company will rely on external sources for liquidity. The Company has not established any other lines of credit or other similar financial arrangements with any lenders, and it continues to rely on Heart Labs for assistance to meet immediate working capital needs. If it appears at any time in the future that the Company is again approaching a condition of cash deficiency, the Company will be required to seek additional debt or equity financing or bring cash flows in balance. Management does not anticipate the need for any such action and, therefore, has no specific plans or commitments with respect thereto for the Company. However, if such action was required, there is no assurance that the Company will be successful in any such effort.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is a defendant in Robert J. Conover vs. Greentree Mortgage Co., L.P. and Greentree Management Corporation (collectively, "Greentree"), Westmark Group Holdings, Inc., Westmark Mortgage Corporation and Michael F. Morrell, Superior Court of New Jersey, Chancery Division, Burlington County, filed September 25, 1995. The plaintiff served as president and chief financial officer of Greentree pursuant to an employment agreement between the plaintiff and Greentree. Plaintiff was discharged from those positions in September 1995. Plaintiff brought this action for compensatory damages based upon alleged breach of such employment agreement. Plaintiff seeks, among other things, damages against Westmark and Mr. Morrell based upon an allegation of intentional interference with contractual obligations and a third party beneficiary claim with respect to the Company. Mr. Morrell is indemnified by the Company.

        On October 27, 1995, the plaintiff sought a temporary restraining order and preliminary injunction enjoining the Company from the acquiring Greentree. Such request was denied as the Court found that, among other things, the applicable test requiring plaintiff to show a likelihood of success on the merits was not met. The Company has terminated negotiations with Greentree. Greentree has agreed to maintain a minimum net worth of $1,000,000. Management believes that this obligation does not transfer in any way to the Company in connection with its attempted purchase of certain assets of Greentree. Greentree disputes the allegations of the complaint. The Company believes that there is not legal justification for the joinder of the Company and Mr. Morrell as defendants in the pending dispute between the plaintiff and Greentree, and intends to vigorously defend this allegation.

        In the matter of Saxon Mortgage v. Westmark, Saxon Mortgage obtained a judgment in the amount of $469,348 in connection with various repurchase obligations. An amount of $50,000 has been paid, and the remaining liability of $419,348 is accrued at December 31, 1995. Negotiations are continuing between the two parties to settle this matter.

        The Company is a defendant in Conway et al v. Danna, Network Financial Services, Inc., et al. The suit alleges Unfair Practices, Fraud (Negligent Misrepresentations; Intentional Misrepresentations; Concealment); Breach of Written Contract; Breach of Implied Covenant of Good Faith and Fair Dealing; Common Count; and Breach of California Securities Statutes against Network Financial Services, Inc. (a.k.a. Westmark Group Holdings, Inc.) and others. The company considers the risk of loss in this matter to be remote and, consequently, no amount has been accrued as of December 31, 1995.

        The Company is plaintiff in Network Financial Services, Inc. v. McCurdy, Raiche, Ryals, Nash & Moss Land Company, filed March 1993 in Monterey County, California Superior Court. The plaintiff alleges fraud, negligent misrepresentation, breach of fiduciary duty, negligence, quiet title, RICO violations and conversion. Defendant McCurdy initiated a cross-complaint naming, among others, the Company as a cross defendant. The cross-complaint seeks damages for breach of a stock option agreement, breach of contract, and declaratory relief. The Company has finalized a settlement with defendants Raiche and Ryals, wherein defendants Raiche and Ryals transferred 7,166 shares to the Company's Common Stock to the Company in addition to one-half (1/2) interest in certain property. The balance of the pending litigation involving defendant and cross-complaint McCurdy and others is unaffected by the Raiche/Ryals settlement. Management intends to vigorously defend this cross-complaint.

        The Company is defendant in Knight v. Lomas Mortgage U.S.A. and Westmark Mortgage Corporation. The complaint is based upon a contention by the Plaintiff that Lomas Mortgage U.S.A. as the servicing agent wrongfully impaired the credit rating of Plaintiff and breached the written agreement between the parties. A preliminary determination indicates that the basis for the dispute is between Lomas U.S.A. and the Plaintiff, but the Company has been named as a party defendant in view of the original contractual relationship between the Plaintiff and Westmark. The Company considers the risk of loss in this matter to be remote, and consequently, no amount has been accrued as of December 31, 1995.

        From time to time the Company is a defendant (actual or threatened) in certain lawsuits encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a material adverse affect on the Company's financial position.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    WESTMARK GROUP HOLDINGS, INC.

                                    BY: /s/ DAWN DRELLA
                                    DAWN DRELLA, CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL ACCOUNTING OFFICER AND DULY
                                    AUTHORIZED OFFICER OF THE REGISTRANT)

                                    BY: /s/ NORMAN J. BIRMINGHAM
                                    NORMAN J. BIRMINGHAM, DIRECTOR, CHAIRMAN,
                                    PRESIDENT & CHIEF EXECUTIVE OFFICER
                                    (DULY AUTHORIZED DIRECTOR & OFFICER OF THE
                                    REGISTRANT)


                                    BY: /s/ MARK D. SCHAFTLEIN
                                    MARK D. SCHAFTLIEN, DIRECTOR & PRESIDENT OF
                                    WESTMARK MORTGAGE CORPORATION
                                    (DULY AUTHORIZED DIRECTOR & OFFICER OF THE
                                    REGISTRANT)

DATED: MAY 17, 1996
                                       11