Form 10QSB/A
period 1996-03-31
WESTMARK GROUP HOLDINGS INC
filed 1996-06-03
CIK 820771

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

                              355 N.E. Fifth Avenue
                           Delray Beach, Florida 33483
                                  (407)243-8010
               (Address of Principal Executive Offices, including
                         Zip Code and Telephone Number)

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

                           FORM 10-QSB/A REPORT INDEX

10-QSB/A PART AND ITEM NO.

      PART I-FINANCIAL INFORMATION

            ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

                        Consolidated balance sheets as of
                              March 31, 1996 and December 31, 1995.............3

                        Consolidated statement of operations for the three
                              months ended March 31, 1996 and 1995.............5

                        Consolidated statement of cash flows for the three
                              months ended March 31, 1996......................6

                        Notes to consolidated financial statements.............7

            ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS....................8

      PART II-OTHER INFORMATION

            ITEM 1.     LEGAL PROCEEDINGS.....................................10
            ITEM 2.     CHANGES IN SECURITIES.................................11
            ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.......................11
            ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...11
            ITEM 5.     OTHER INFORMATION.....................................12
            ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K......................12

            SIGNATURES........................................................13

                          PART I FINANCIAL INFORMATION

                          WESTMARK GROUP HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                     MARCH 31,   DECEMBER 31,
                                                        1996         1995
                                                    (UNAUDITED)    (AUDITED)
                                                    ---------------------------
ASSETS
Current Assets:
    Cash and cash equivalents                           $263,947      $311,916
    Accounts receivable, net of reserve                    8,664         8,004
    Note receivable-stock sale                                 0       374,222
    Mortgage loans held for sale                       7,266,724    19,480,029
    Other current assets                                  69,800         2,202
                                                      ----------    ----------
Total current assets                                   7,609,135    20,176,373
                                                      ----------    ----------
Fixed Assets:
    Property and equipment                               820,588       820,588
    Equipment under capital leases                        16,477        16,477
                                                      ----------    ----------
                                                         837,065       837,065
     Less Accumulated Depreciation                      (458,223)     (434,411)
                                                      ----------    ----------
Total fixed assets                                       378,842       402,654
                                                      ----------    ----------
Other Assets:
    Investment in real estate                          2,115,000     2,115,000
    Investment in preferred stock                      2,000,000     2,000,000
    Goodwill, net of amortization                        761,104       785,833
    Deposits and other assets                                  0        30,298
                                                      ----------    ----------
Total other assets                                     4,876,104     4,931,131

TOTAL ASSETS                                          12,864,081    25,510,158
                                                      ==========    ==========

                            (SEE ACCOMPANYING NOTES.)

                          WESTMARK GROUP HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                     MARCH 31,   DECEMBER 31,
                                                        1996         1995
                                                    (UNAUDITED)    (AUDITED)
                                                    ---------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                    $773,226    $1,234,199
    Warehouse line of credit                           7,057,297    18,625,866
    Interest payable                                     141,783       227,619
    Settlement liability                                 419,348       419,348
    Other notes payable and convertible debentures       707,318       717,818
    Payroll taxes payable                                 90,000       141,329
    Other current liabilities                            650,888       854,452
                                                      ----------    ----------
Total current liabilities                              9,839,860    22,220,631
                                                      ----------    ----------
Long-Term Liabilities:
    Notes payable                                      1,000,000     1,000,000
    Short term debt expected to be refinanced
    on a long-term basis                                 698,323       698,323
                                                      ----------    ----------
Total long-term liabilities                            1,698,323     1,698,323
                                                      ----------    ----------
TOTAL LIABILITIES                                     11,538,183    23,918,954
                                                      ----------    ----------
STOCKHOLDER'S EQUITY:
Preferred stock, no par value, 1,000,000 shares
    authorized; 200,000 shares issued and
    outstanding at March 31, 1996                        700,000             0
Common stock, no par value, 3,333,333 shares
    authorized; 2,637,772 shares issued and
    outstanding at March 31, 1996, 2,632,772
    shares issued and outstanding as of
    December 31, 1995.                                22,475,937    23,165,937
Additional Paid in capital from outstanding
options and warrants                                   1,153,688     1,153,688

Accumulated deficit                                  (23,003,727)  (22,728,421)
                                                      ----------    ----------

TOTAL STOCKHOLDERS' EQUITY                             1,325,898     1,591,204
                                                      ----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $12,864,081   $25,510,158
                                                      ==========    ==========

                            (SEE ACCOMPANYING NOTES.)

                          WESTMARK GROUP HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Three Months Ended
                                                ----------------------------

                                                  March 31,     March 31,
                                                    1996          1995
                                                 (Unaudited)   (Unaudited)
                                                ----------------------------
REVENUES:

    Loan origination and gain from sale
    of servicing                                      987,222       662,894
    Other                                               4,170         8,825
                                                ----------------------------

TOTAL REVENUES                                        991,392       671,719
                                                ----------------------------

EXPENSES:
    Loan origination costs                            373,224       381,090
    Servicing sale adjustments                        (70,000)            0
    General and administration                        892,277     1,324,547
    Marketing and advertising                          22,656        62,474
    Goodwill amortization                              24,729        24,729
    Depreciation                                       23,812             0
                                                ----------------------------
                                                    1,266,698     1,792,840
TOTAL EXPENSES
                                                ----------------------------

Loss before income taxes                             (275,306)   (1,121,121)

Provision for income taxes
                                                ----------------------------

NET LOSS                                             (275,306)   (1,121,121)
                                                ============================

NET LOSS PER SHARE                                      (0.10)        (1.80)
                                                ============================

                            (See accompanying notes)
                          WESTMARK GROUP HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------

                                                              THREE MONTHS ENDED
                                                          ---------------------------
                                                           MARCH 31,       MARCH 31,
                                                             1996            1995
                                                          (UNAUDITED)     (UNAUDITED)
                                                          ------------    -----------
OPERATING ACTIVITIES
Consolidated net loss .................................    $  (275,306)   $(1,121,121)
Adjustments to reconcile consolidated net (loss)
    to net cash used by operating activities:
    Depreciation and amortization .....................         23,812         26,754
    Stock issued for services .........................              0        203,425
    Stock issued for settlement of litigation .........              0        174,250
    Goodwill amortization .............................         24,729         24,729
                                                          ------------    -----------
Cash used in operations before working capital changes        (226,765)      (691,963)
                                                          ------------    -----------

    (Increase)/Decrease in accounts receivable ........           (660)       426,085
    (Increase)/Decrease in other current assets .......        (37,300)      (200,740)
    (Increase)/Decrease in mortgage loans held for sale     12,213,305     (5,960,691)
    (Increase)/Decrease in REO loans ..................              0         62,050
    (Increase)/Decrease in other long term assets .....              0        200,792
    (Increase)/Decrease in capital lease ..............         (2,345)             0
    Increase/(Decrease) in accounts payable ...........       (460,973)       (53,518)
    Increase/(Decrease) in interest payable ...........        (85,836)        56,196
    Increase/(Decrease) in other notes payable ........              0       (105,000)
    Increase/(Decrease) in other current liabilities ..       (342,548)       (69,197)
                                                          ------------    -----------
Net cash used after working capital changes ...........     11,283,643     (5,644,023)
                                                          ------------    -----------
Cash (used) in operating activities ...................     11,056,878     (6,335,986)

INVESTING ACTIVITIES
    Purchase of fixed assets and improvements .........              0        (14,704)
                                                          ------------    -----------
Cash used in investing activities .....................              0        (14,704)

FINANCING ACTIVITIES
    Net Increase/(Decrease) in warehouse line of credit    (11,568,569)     5,893,118
    Allowances from related party .....................        790,000              0
    Payment of note receivable-sale of stock ..........        374,222              0
    Repayments of notes payable .......................        (10,500)             0
    Repurchase of stock ...............................       (700,000)             0
    Sale of stock for cash ............................         10,000        371,666
                                                          ------------    -----------
Cash provided/(used) by financing activities ..........    (11,104,847)     6,264,784
                                                          ------------    -----------
Net decrease in cash ..................................        (47,969)       (85,906)
Cash and cash equivalents, beginning of period ........        311,916        107,573
Cash and cash equivalents, end of period ..............        263,947         21,667
                                                          ============    ===========
Cash Paid for interest ................................   $    309,770    $   113,432
                                                          ============    ===========
Cash paid for income taxes ............................   $          0    $         0
                                                          ============    ===========

                            (SEE ACCOMPANYING NOTES.)

NOTE 1:     BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310b of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's audited annual report on Form 10-KSB for the year ended December 31, 1995.


NOTE 2:     FIRST QUARTER FINANCING ACTIVITY

      The Company received $790,000 in advances from Heart Labs of America, Inc. ("HLOA") which were used to fund a stock repurchase commitment of $700,000, as well as for working capital purposes. A total of $700,000 of these advances were converted to 10% convertible preferred stock, with the remainder in the form of one-year 10% promissory notes totaling $90,000.


NOTE 3:     EARNINGS PER SHARE

      Earnings per share for the three months ended March 31, 1995 take into effect a reverse of 1 to 30 recorded in July 1995.

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

      Expenses for the quarter ended March 31, 1996 decreased 30% to $1,266,698 from $1,792,840 for the quarter ended March 31, 1995. Loan origination costs decreased 2% to $373,224 for the current quarter from $381,090 in the comparable prior year quarter ending March 31, 1995. General and Administrative expenses decreased 33% to $892,277 from $1,324,547 for the quarter ended March 31, 1995. Marketing and Advertising expense decreased 64% to $22,656 from $62,474 for the quarter ended March 31, 1995.

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

       The Company continues to sell loan origination's on a "servicing-released" basis to investors in the normal course of business. The Company is continuing to seek additional warehouse lines to accommodate anticipated increase in originations. The increase in originations will be created by Westmark's geographic expansion and increase in market share. The Company instituted a bulk sales program for B/C paper in which loans are pooled and sold in packages ranging from $500,000 to $3,000,000. During the first quarter, the bulk sales delivery was completed successfully with 3 institutional investors purchasing Westmark non-conforming originations.

LIQUIDITY AND CAPITAL RESOURCES

      The Company uses its cash flow from whole loan sales, loan origination fees, net interest income and borrowings under its warehouse line of credit to meet its working capital needs. The Company's cash requirements include the funding of loan origination's, purchases, payment of interest expenses, operating expenses, taxes and capital expenditures.

      On March 31, 1996, total stockholders equity was $1,325,898. Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans, are essential to the continuation of the Company's ability to originate and purchase loans. The Company borrows funds on a short term basis to support the accumulation of loans prior to sale. These short term borrowings are made under a warehouse line of credit with Princap Mortgage, Inc. ("Warehouse Facility"). Pursuant to the Warehouse Facility, the Company has available a secured revolving credit line of $15 million to finance the Company's origination or purchase of loans, pending sale to investors. The line of credit, pursuant to the Warehouse Facility, has collateral of the assignment and pledge of eligible mortgage loans, bears interest at an annual rate of 2% above prime, payable at the time of purchase by the permanent investor. The Warehouse Facility provides for a transaction charge of $140 per loan and requires the Company to possess a minimum net worth of $250,000 and a compensating cash balance on deposit in the amount of $5,000. On March 31, 1996, the balance outstanding , pursuant to this Warehouse Facility, totaled $7,057,297. The Company does not have any other external lines of credit for financing.

      Historically, the Company has obtained financing through the issuance of its common stock and borrowings on a negotiated basis. During the first quarter of 1996, the Company issued 5,000 shares of Common Stock. During 1995, the Company issued 956,162 shares of common stock for cash and other consideration. In May and June 1995, the Company raised $600,000 cash through the issuance of convertible promissory notes in the principal amount of $600,000 and the warrants entitling holders to purchase certain securities ("Bridge Financing"). In April 1996, the Company and all these investors agreed to restructure the investment and the Company paid such investors an aggregate amount of $600,000 and issued such investors 300,000 shares of Series B Preferred Stock ("Series B Preferred Stock") with a stated value of $600,000. The Series B Preferred Stock has a liquidation preference of $600,000, plus accrued and unpaid dividends, is redeemable by the Company at a redemption price of $600,000, plus accrued and unpaid dividends from the date of redemption, subject to adjustment in the event of certain circumstances, and is convertible into shares of Common Stock at a conversion price equal to the lessor of $2.00 or 84% of the closing bid price prior to the date of conversion (subject to further adjustment). In November 1995, Heart Labs purchased 1,298,388 shares of Company common stock in exchange for $1,210,000 cash and cash equivalents, which was utilized for working capital purposes, and the issuance of 200,000 shares of Heart Labs Series B Convertible Preferred Stock with the stated value of $10 per share.

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

      The Company is defendant in Knight v. Lomas Mortgage U.S.A. and Westmark Mortgage Corporation. The complaint is based upon a contention by the Plaintiff that Lomas Mortgage U.S.A. as the servicing agent wrongfully impaired the credit rating of Plaintiff and breached the written agreement between the parties. A preliminary determination indicates that the basis for the dispute is between Lomas U.S.A. and the Plaintiff, but the Company has been named as a party defendant in view of the original contractual relationship between the Plaintiff and Westmark. The Company considers the risk of loss in this matter to be remote, and consequently, no amount has been accrued as of December 31,1995.

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

                               BY:    /C/ MARK D. SCHAFTLEIN
                               MARK D. SCHAFTLEIN, DIRECTOR & PRESIDENT OF
                               WESTMARK MORTGAGE CORPORATION
                               (DULY AUTHORIZED DIRECTOR & OFFICER OF THE
                               REGISTRANT)

DATED: MAY 31, 1996