Form 10QSB
period 1996-06-30
WESTMARK GROUP HOLDINGS INC
filed 1996-08-20
CIK 820771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For Quarter Ended    Commission File
                         JUNE 30, 1996    NO. 0-18945


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

                             YES [X]     NO  [ ]

     THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF JUNE 30, 1996 WAS 3,016,122.

     [X] TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT.

                          WESTMARK GROUP HOLDINGS, INC.

                            FORM 10-QSB REPORT INDEX

10-QSB PART AND ITEM NO.

PART I-FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

              Consolidated balance sheet as of
                     June 30, 1996 and December 31, 1995.......................3

              Consolidated statement of operations for the six
                     months ended June 30, 1996 and 1995.......................5

              Consolidated statement of cash flows for the six
                     months ended June 30, 1996................................6

              Notes to consolidated financial statements.......................7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS............................8

PART II-OTHER INFORMATION

       ITEM 1.       LEGAL PROCEEDINGS........................................10
       ITEM 2.        CHANGES IN SECURITIES...................................11
       ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.........................11
       ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....11
       ITEM 5.        OTHER INFORMATION.......................................12
       ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K........................12

       SIGNATURES.............................................................13


                          WESTMARK GROUP HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

ASSETS
Current Assets:
     Cash and cash equivalent ................    $     78,472     $    311,916
     Accounts receivable,  net of reserve ....          75,300            8,004
     Note receivable - stock sale ............         374,222
     Mortgage loans held for sale ............       4,891,273       19,480,029
     Other current  assets ...................          28,198            2,202
                                                  ------------     ------------

     Total Current Assets ....................       5,073,243       20,176,373
                                                  ------------     ------------

Fixed Assets:
     Property and equipment ..................         820,588          820,588
     Equipment under capital leases ..........          16,477           16,477
                                                  ------------     ------------
                                                       837,065          837,065
     Less Accumulated Depreciation ...........        (482,035)        (434,411)
                                                  ------------     ------------

Total fixed assets ...........................         355,030          402,654
                                                  ------------     ------------

Other Assets:
      Prepaid Expenses .......................         343,167             --
      Investment Real Estate .................       2,115,000        2,115,000
      Investment Preferred Stock .............       2,000,000        2,000,000
      Goodwill, net of amortization ..........         736,375          785,833
      Deposits and other assets ..............          32,418           30,298
                                                  ------------     ------------
Total other assets ...........................       5,226,960        4,931,131

TOTAL ASSETS .................................      10,655,233       25,510,158
                                                  ============     ============

                          WESTMARK GROUP HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                 JUNE 30,      DECEMBER 31,
                                                   1996            1995
                                               ------------    ------------
                                                (UNAUDITED)      (AUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable ......................   $    613,304    $  1,234,199
     Warehouse line of credit ..............      4,793,341      18,625,866
     Interest Payable ......................        147,611         227,619
     Settlement liability ..................        419,348         419,348
     Other notes payable ...................      1,394,906         717,818
     Payroll  taxes payable ................         13,702         141,329
     Other current liabilities .............        528,202         854,452
                                               ------------    ------------

Total  Current Liabilties ..................      7,910,414      22,220,631
                                               ------------    ------------
Long-Term Liabilities:
      Notes payable ........................      1,000,000       1,000,000
      Short term debt expected to refinanced        121,984         698,323
                                               ------------    ------------
Total Long Term Liabilities ................      1,121,984       1,698,323
                                               ------------    ------------

Total Liabilities ..........................      9,032,398      23,918,954
                                               ------------    ------------

STOCKHOLDERS EQUITY
Preferred stock, no par value,
    10,000,000 shares authorized;
    500,000 shares issued and
    outstanding  at  June 30, 1996 .........      1,300,000            --
Common stock, no par value, 50,000,000
    shares authorized; 3,016,122  shares
    issued and outstanding at June 30, 1996,
    2,632,772 shares issued and outstanding
    as of December 31, 1995 ................     22,867,937      23,165,937
Additional Paid in Capital from outstanding
    options and warrants ...................        553,688       1,153,688

Accumulated deficit ........................    (23,098,790)    (22,728,421)
                                               ------------    ------------
Total Stockholder Equity ...................      1,622,835       1,591,204
                                               ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .     10,655,233      25,510,158
                                               ============    ============
                             WESTMARK GROUP HOLDINGS, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

                                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                           ---------------------------------       ---------------------------------
                                                           JUNE 30, 1996       JUNE 30, 1995       JUNE 30, 1996       JUNE 30, 1995
                                                            -----------         -----------         -----------         -----------
REVENUES:
    Loan origination and gain on sale ..............        $   925,554         $   932,855         $ 1,912,776         $ 1,319,814
    Interest - Prefered  Stock .....................             70,000              70,000
    Other Income ...................................              7,155              15,907              11,325              24,732
                                                            -----------         -----------         -----------         -----------

TOTAL REVENUES .....................................          1,002,709             948,762           1,994,101           1,344,546
                                                            -----------         -----------         -----------         -----------
EXPENSES:

     Loan origination costs ........................            199,523             117,339             572,747             222,493
     Servicing sale adjustment .....................               --                  --               (70,000)               --
     General and administrative ....................            840,311           1,710,140           1,732,588           3,084,724
     Marketing  and advertising ....................              9,397              13,976              32,053              26,414
     Goodwill Amortization .........................             24,729              24,729              49,458              49,458
     Depreciation ..................................             23,812              49,396              47,624              49,396
                                                            -----------         -----------         -----------         -----------

TOTAL EXPENSES .....................................          1,097,772           1,915,580           2,364,470           3,432,485
                                                            -----------         -----------         -----------         -----------

Loss before income tax .............................            (95,063)           (966,818)           (370,369)         (2,087,939)

Provision for income tax ...........................               --                  --                  --                  --

NET INCOME ( LOSS) .................................            (95,063)           (966,818)           (370,369)         (2,087,939)
                                                            ===========         ===========         ===========         ===========

NET LOSS PER SHARE .................................             (0,03)               (1.19)              (0.13)              (2.57)
                                                            ===========         ===========         ===========         ===========

                             WESTMARK GROUP HOLDINGS, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   JUNE 30,       DECEMBER 31,
                                                     1996             1995
                                                  ------------     ------------
                                                   (UNAUDITED)      (AUDITED)

OPERATING ACTIVITIES
Consolidated net loss ........................    ($   370,369)    ($ 2,087,939)
Adjustments to reconcile consolidated
     net (loss) to net cash used by
        operating activities:
      Depreciation ...........................          47,624           49,396
      Stock issued for services ..............         392,000          696,744
      Stock issued for settlement of
        litigation ...........................         174,250
      Goodwill Amortization ..................          49.458           49,458
                                                  ------------     ------------

Cash used in operations before working
  capital changes ............................         118,713       (1,118,091)
                                                  ============     ============

      (Increase)/Decrease in accounts
        receivable ...........................         (67,296)         431,227
      (Increase)/Decrease in current
        assets ...............................          25,996         (727,424)
      (Increase)/Decrease in mortgage
        loans held for sale ..................      14,588,756      (10,947,384)
      (Increase)/Decrease in prepaid
        expense ..............................        (343,167)           --
      (Increase)/Decrease in REO loan ........          62,050            --
      (Increase)/Decrease in other assets ....           2,120            --
      (Increase)/Decrease in Long term
        assets ...............................         314,319            --
      Increase/(Decrease)in Accounts
        payable ..............................        (620,895)          83,587
      Increase/(Decrease)in Interest
        payable ..............................         (80,008)         222,198
      Increase/(Decrease)in Other current
        liabilities ..........................        (453,877)         131,722
      Increase/(Decrease)in Other notes
        payable ..............................      (1,107,737)               0
                                                  ------------     ------------
Net cash used after working capital
  changes ....................................      11,943,892      (11,547,796)
Cash used in operating activities ............      12,062,605      (12,665,887)

INVESTING ACTIVITIES
       Purchaseof fixed assets and
         improvements ........................            --           (144,141)
Cash provided/(used) in investing
  activities .................................            --           (144,141)

FINANCING ACTIVITIES
       Net Increase/(Decrease) in
         warehouse line of credit ............     (13,832,525)      10,822,027
       Allowance related party ...............       2,428,593            --
       Payment of notes receivable -
         stock sale ..........................         374,222            --
       Repayments of notes payable ...........        (576,339)           --
       Repurchase of stock ...................        (700,000)           --
       Sale of stock for cash ................          10,000          411,789
       Increase/(Decrease) in notes
        payable - short term .................         500,000            --
                                                  ------------     ------------
Cash provided/(used) by financing
  activities .................................     (12,296,049)      11,733,816
                                                  ------------     ------------

Net increase/(decrease) in cash ..............        (233,444)          41,879
Cash and cash equivalents,
 beginning period ............................         311,916          107,573
Cash and cash equivalent,
 end of period ...............................          78,472          149,452
                                                  ============     ============
Cash  paid for interest ......................         275,788          436,612
                                                  ============     ============
Cash paid for income tax .....................               0                0
                                                  ============     ============

NOTE 1: BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310b of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's audited annual report on Form 10-KSB for the year ended December 31, 1995.

NOTE 2: SECOND QUARTER FINANCING ACTIVITY

        The Company received $1,638,593 in advances from Heart Labs of America, Inc. ("HLOA") which were used for working capital purposes, along with debt satisfactions of certain settlement agreements.

NOTE 3: EARNINGS PER SHARE

        Earnings per share for the three months ended June 30 1995 take into effect a reverse of 1 to 30 recorded in July 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto.

FINANCIAL RESULTS OF OPERATIONS

     On a consolidated basis, total revenues increased to $1,002,709 in the quarter ended June 30, 1996 from $948,762 in the quarter ended June 30, 1995, an increase of 6%. The increase is a result of greater profit margins on the bulk sale of B/C paper, increased marketing efforts in the B/C loan area along with investor commitments to buy bulk loan packages.

     Expenses for the Quarter ended June 30, 1996 decreased 43% to $1,097,772 from $1,915,580 for the quarter ended June 30, 1995. Loan origination costs increased 42% to $199,523 for the current quarter from $117,339 in the comparable prior year quarter ending June 30, 1995. General and Administrative expenses decreased 51% to $840,311 from $1,710,140 for the quarter ended June 30, 1995. Marketing and Advertising expense decreased 33% to $9,397 from $13,976 for the quarter ended March 31, 1996.

     A net loss resulted for the current quarter of $95,063 or $0.03 per share as compared to a net loss of $966,818 or $1.19 per share for the quarter ended June 30, 1995. This decreased loss is due to continued cost cutting efforts by management in areas of General and Administrative through salary reductions, and operational consolidations, as well as increased margins on the sale of loans.

BUSINESS OPERATIONS

        During the second quarter of 1996, the Company continued increased loan volumes in B/C paper. B/C loan fundings increased from $6.89 million in the 3 months ending June 30, 1995 to $7.83 million for the three months ended June 30, 1996, an increase of 13% and the B/C loan pipeline from $7.8 million on June 30, 1995 to $16.2 million on June 30, 1996. The loan pipeline is a leading indicator of loan fundings and revenue and management believes that will increase in the third quarter of 1996. For the six months ending June 30, 1996, total B/C production increased 42% to $13 million verses $9.4 million in period ending June 30, 1995. Total production including "A" paper was $36,200.000 for six months ending June 30, 1996.

        The Company expanded its B/C lending program through bulk sales during the first and second quarters of 1996. B/C loans are for borrowers with credit histories that fall below the guidelines set forth by Fannie Mae and Freddie Mac. Although the B/C division is only 18 months old, 42% of the Company's loan fundings during the second quarter of 1996 were from B/C loans and over 70% of revenues realized were from B/C loans. The Company is focusing its marketing efforts in the B/C loan market. The Company is now registered and/or licensed to lend in 20 states. While the increase in the B/C loan pipeline has come primarily from an increased market share in Florida, management intends to continue its marketing strategy in additional states, including California, Georgia, Washington, Hawaii, Idaho, Montana, and Missouri.

     The Company continues to sell loan origination's on a "servicing-released" basis to investors in the normal course of business. The Company is continuing to seek additional warehouse lines to accommodate anticipated increase in ordinations, along with a desire to reduce interest and fee expense. The increase in origination's will be created by Westmark's geographic expansion and increase in market share. The Company instituted a bulk sales program for B/C paper in which loans are pooled and sold in packages ranging from $500,000 to $3,000,000. During the second quarter, the bulk sales delivery was completed successfully with institutional investors purchasing Westmark non-conforming originations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company uses its cash flow from whole loan sales, loan origination fees, net interest income and borrowings under its warehouse line of credit to meet its working capital needs. The Company's cash requirements include the funding of loan origination's, purchases, payment of interest expenses, operating expenses, taxes and capital expenditures, along with settlement agreements negotiated during the first quarter.

     On June 30, 1996, total stockholders equity was $1,622,835. Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans, are essential to the continuation of the Company's ability to originate and purchase loans. The Company borrows funds on a short term basis to support the accumulation of loans prior to sale. These short term borrowings are made under a warehouse line of credit with Princap Mortgage, Inc. ("Warehouse Facility"). Pursuant to the Warehouse Facility, the Company has available a secured revolving credit line of $15 million to finance the Company's origination or purchase of loans, pending sale to investors. The line of credit, pursuant to the Warehouse Facility, has collateral of the assignment and pledge of eligible mortgage loans, bears interest at an annual rate of 2% above prime, payable at the time of purchase by the permanent investor. The Warehouse Facility provides for a transaction charge of $140 per loan and requires the Company to possess a minimum net worth of $250,000 and a compensating cash balance on deposit in the amount of $5,000. On June 30, 1996, the balance outstanding , pursuant to this Warehouse Facility, totaled $4,793,341. The Company does not have any other external lines of credit for financing.

     Historically, the Company has obtained financing through the issuance of its common stock and borrowings on a negotiated basis. During the second quarter of 1996, the Company issued 348,000 shares and canceled 142,356 shares of stock for a net change of 205,644. In May and June 1995, the Company raised $600,000 cash through the issuance of convertible promissory notes in the principal amount of $600,000 and the warrants entitling holders to purchase certain securities ("Bridge Financing"). In April 1996, the Company and all these investors agreed to restructure the investment and the Company paid such investors an aggregate amount of $600,000 and issued such investors 300,000 shares of Series B Preferred Stock ("Series B Preferred Stock") with a stated value of $600,000. The Series B Preferred Stock has a liquidation preference of $600,000, plus accrued and unpaid dividends, is redeemable by the Company at a redemption price of $600,000, plus accrued and unpaid dividends from the date of redemption, subject to adjustment in the event of certain circumstances, and is convertible into shares of Common Stock at a conversion price equal to the lessor of $2.00 or 84% of the closing bid price prior to the date of conversion (subject to further adjustment).

     In the second quarter of 1996, Heart Labs has advanced $1,638,593. Total advanced for the six month period ending June 30, 1996 was $2,428,593. $40,000 of the advance was paid back in the third quarter. These fundings were utilized to discharge outstanding debts and for working capital purposes. The long-term debt expected to be refinanced was refinanced as short-term and was reduced from $698,323 to $121,984 in the second quarter. The Company's internally generated cash flows from operations has historically been and continue to be insufficient for its cash needs. It is expected that internal sources of liquidity will improve when net cash is provided by operating activities and, until such time, the Company will rely on external sources for liquidity. The Company has not established any other lines of credit or other similar financial arrangements with any lenders. If it appears at any time in the future that the Company is again approaching a condition of cash deficiency, the Company will be required to seek additional debt or equity financing or bring cash flows in balance. If such action is required, there is no assurance that the Company will be successful in any such effort.

RECENT TRANSACTIONS

     On June 10, 1996, the Company filed an SB-2 Registration Statement with the Securities and Exchange Commission. The Prospectus relates to the issuance by the Company of up to 495,334 shares of Company Common Stock, $.001 par value ("Common Stock"), to fund debt settlements, 245,334 shares to be issued upon the date of this Prospectus and up to 250,000 shares to be issued to (1) cover any short-fall in funding certain debt settlements and (2) fund any outstanding debt obligations or settlements that may be negotiated in the future. This Prospectus also relates to the resale of 2,373,787 shares of Common Stock which may be sold by the holders thereof ("Selling Stockholders") from time to time as market conditions permit in the market, or otherwise, at prices and terms then prevailing or at prices related to the then current market price, or in negotiated transactions. The shares of Common Stock to be resold include 666,526 shares currently issued and outstanding and up to 1,707,261 shares to be issued upon (i) exercise of warrants outstanding to purchase an aggregate of 666,666 shares ("Warrants"), (ii) exercise of options outstanding to purchase an aggregate of 331,995 shares ("Options"), and (iii) conversion of 418,750 outstanding shares of the Company's Series A and Series B Preferred Stock to adjustment (collectively, "Preferred Stock") presently convertible to purchase an aggregate of 708,690 shares, subject to adjustment. The shares to be issued by the Company to cover any short-fall in funding certain debt settlements or to fund debt obligations or additional debt settlements will be offered on a negotiated "best-efforts, no minimum" basis. The Company will retain all proceeds from the exercise of the Warrants and Options, regardless of the number exercised. Such proceeds (a maximum amount of approximately $2,248,865) will be used for working capital and general corporate purposes. The Company will not receive any proceeds from the resale of Common Stock by the Selling Stockholders or upon conversion of the Preferred Stock. The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol "WGHI".

SUBSEQUENT EVENTS

     The Company completed an agreement which included the sale of Network Capital Group ("Network"), a wholly-owned subsidiary of WGHI to PBF Land Company ("PBF"). As part of this agreement, WGHI acquired real estate in Palm Beach County, Florida with a value in excess of $2,000,000 and has an option to acquire additional property worth approximately $4,000,000. Consideration for the Palm Beach real estate was in convertible preferred shares with no coupon, and with an extended conversion time at market. As part of this agreement, WGHI divests itself of California real estate that was the primary asset of Network. This transaction will result in approximately $150,000 in annual savings to the Company, and avoid potential environmental concerns. PBF will be retained by and act for WGHI to manage the real property interests transferred by to WGHI by PBF. For this management, PBF will be paid a fee of $10,000 per month. Management has the option to prepay this expense.

     The Company acquired the stock of Green World Technologies, Inc. ("Green World") from GTB Company. Green World is a nationwide marketer of the Talon Refrigerant Management System("Talon"), an energy-saving add-on to air-cooled condensers found in air conditioners, heat pumps and refrigeration systems. Green World has been establishing a dealer network and currently has commitments from nine dealers and negotiations with 50 more located on the West Coast, plus Hawaii and the Pacific Basin, from the Marshall to the Fiji Island. In consideration for the acquisition, the Company issued 130,000 shares of Class D Convertible Preferred Stock, stated value of $10.00 per share ("Preferred Stock"), which Preferred Stock is convertible into Common Stock at the option of the holder at any time within one year of issuance at a conversion price of $.45 per share of Common Stock. The converted shares may be registered on the next registration statement and will not be converted before one year. Green World has executed an exclusive contract for the sales of its Talon with Trane Specialty A/C Products ("Trane"). The contract calls for Trane to purchase no less than 7,125 units over the next 24 months, with 2,535 units in the first 12 months and 4,800 the remaining 12 months and is renewable for an additional 24 months. Additionally, the contract allows the distributor the exclusive right to market in 16 California counties including those counties in the San Francisco Bay area. The Talon unit has an average payback from energy savings of eight months and is regarded as one of the premier energy saving devices being marketed today.

     Management has determined that certain Warrants and Options have expired or were issued improperly. Management has instructed counsel of its intention to remove all Warrants and Options from the amended SB-2 Registration Statement. The Company will restate the issued and outstanding Warrants and Options with the subsequent filing of the amended SB-2. It is anticipated that the share count will reflect a decrease in the number of outstanding shares on a fully diluted basis.

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

     In the matter of Saxon Mortgage v. Westmark, Saxon Mortgage obtained a judgment in the amount of $469,348 in connection with various repurchase obligations. An amount of $50,000 has been paid, and the remaining liability of $419,348 is accrued at December 31, 1995. The Company has reached a settlement which calls for monthly payments of $11,788 for 36 months.

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

     The Company is a defendant in Ortega v. Michael Santa Maria et al filed in Orange County Superior Court of the State of California.. The complaint is based upon a contention by the Borrower Ortega that Santa Maria, individually and as a owner/manager/broker of Bann Cor Mortgage made false presentations of material fact to plaintiffs. The Company acquired this loan from Bann Cor and subsequently sold the loan to Imperial Credit Industries. A preliminary determination indicates that the basis for the dispute is between Santa Maria, the broker and Bann Cor. However, the Company has been named as a party defendant. Westmark generally and specifically denies each and every allegation contained in the complaint. The Company considers the risk of loss in this matter to be minimal and fully intends to defend this action.

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

                          WESTMARK GROUP HOLDINGS, INC.



                    BY:  /C/ NORMAN J. BIRMINGHAM
                             NORMAN J. BIRMINGHAM,
                             DIRECTOR, CHAIRMAN, PRESIDENT
                             & CHIEF EXECUTIVE OFFICER
                             (PRINCIPAL ACCOUNTING OFFICER AND DULY
                             AUTHORIZED OFFICER OF THE REGISTRANT)


                    BY:  /C/ MARK D. SCHAFTLEIN
                             MARK D. SCHAFTLEIN,
                             DIRECTOR & PRESIDENT OF WESTMARK MORTGAGE
                             CORPORATION, CHIEF FINANCIAL OFFICER OF
                             WESTMARK GROUP HOLDINGS, INC.
                             (DULY AUTHORIZED DIRECTOR & OFFICER OF THE
                             REGISTRANT)

DATED: AUGUST 19, 1996