Form 10QSB
period 1996-09-30
WESTMARK GROUP HOLDINGS INC
filed 1996-11-19
CIK 820771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended Commission File
                         SEPTEMBER 30, 1996 NO. 0-18945

                          WESTMARK GROUP HOLDINGS, INC.

      DELAWARE                                         84-1055077
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

                                     YES [ X ] NO [  ]

        THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF SEPTEMBER 30, 1996 WAS 4,370,876.

               [ X ] TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT.

                          WESTMARK GROUP HOLDINGS, INC.

                            FORM 10-QSB REPORT INDEX

10-QSB PART AND ITEM NO.

     PART I-FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

               Consolidated balance sheet as of September 30, 1996 and December
                    31, 1995.................................................4,5

               Consolidated statement of operations for the nine months ended
                    September 30, 1996 and 1995..............................6

               Consolidated statement of cash flows for the nine months ended
                    September 30, 1996.......................................7

               Notes to consolidated financial
                    statements...............................................3

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS...................................................................8

     PART II-OTHER INFORMATION

          ITEM 1. LEGAL PROCEEDINGS...........................................14
          ITEM 2. CHANGES IN SECURITIES.......................................17
          ITEM 3. DEFAULTS UPON SENIOR SECURITIES.............................17
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........17
          ITEM 5. OTHER INFORMATION...........................................17
          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................17

          SIGNATURES..........................................................18

NOTE 1:        BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310b of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's audited annual report on Form 10-KSB for the year ended December 31, 1995.


NOTE 2:        THIRD QUARTER FINANCING ACTIVITY

        The Company received $150,000 from Red River Cattle Company ("Red River"). $100,000 of which was reported as having been received from Heart Labs of America ("HLOA") in the second quarter of 1996. $20,000 of the Red River debt was repaid along with $40,000 to HLOA. New placements were made for $170,001 in the third quarter of 1996 from various sources for working capital. $200,000 was received from GTB Company as part of the purchase agreement for Green World Technologies, Inc ("Green World").

                          PART I FINANCIAL INFORMATION

                          WESTMARK GROUP HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                               SEPT 30,    DECEMBER  31,
                                                 1996          1995
                                              (UNAUDITED)    (AUDITED)
ASSETS
Current Assets:
     Cash and cash equivalent ...........   $    60,534   $   311,916
     Accounts receivable,  net of reserve       131,511         8,004
     Inventory ..........................        28,770
     Note receivable - stock sale .......                     374,222
     Mortgage loans held for sale .......     7,787,287    19,480,029
     Other current  assets ..............       109,748         2,202
                                            -------------------------
     Total Current Assets ...............     8,117,850    20,176,373
                                            -------------------------
Fixed Assets:
Property and equipment ..................       851,396       820,588
Equipment under lease ...................        16,477        16,477
                                            -------------------------
                                                867,873       837,065
     Less Accumulated Depreciation ......      (511,391)     (434,411)
                                            -------------------------
Total fixed assets ......................       356,482       402,654
                                            -------------------------
Other Assets:
      Prepaid Expenses ..................     1,187,656
      Investment Real Estate ............     1,000,000     2,115,000
      Investment Preferred Stock ........     2,000,000     2,000,000
      Investment Green World stock ......     1,100,000
      Goodwill, net of amortization .....       711,646       785,833
      Deposits and other assets .........        32,418        30,298
                                            -------------------------
Total other assets ......................     6,031,720     4,931,131

TOTAL ASSETS ............................    14,506,052    25,510,158
                                            =========================

                          WESTMARK GROUP HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                   SEPT 30,       DECEMBER 31,
                                                                     1996           1995
                                                                  (UNAUDITED)      (AUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable ........................................   $    612,949    $  1,234,199
     Warehouse line of credit ................................      7,628,734      18,625,866
     Interest Payable ........................................        196,311         227,619
     Settlement liability ....................................        407,560         419,348
     Other notes payable .....................................      1,173,001         717,818
     Payroll  taxes payable ..................................         68,329         141,329
     Other current liabilities ...............................        479,548         854,452

Total  Current Liabilities ...................................     10,566,432      22,220,631
                                                                   --------------------------
Long-Term Liabilities:
      Notes payable ..........................................                      1,000,000
      Short term debt expected to be refinanced ..............        121,984         698,323
                                                                   --------------------------
Total Long Term Liabilities ..................................        121,984       1,698,323
                                                                   --------------------------
Total Liabilities ............................................     10,688,416      23,918,954
                                                                   --------------------------
STOCKHOLDERS EQUITY
Preferred stock, no par value, 10,000,000 shares authorized;
   648,750 shares issued and outstanding  at  Sept 30, 1996 ..      2,675,000
Common  stock, no par value, 50,000,000 shares
    authorized; 4,370,876  shares issued and outstanding
    at June 30, 1996,  2,632,772 shares issued and outstanding
    as of December 31, 1995  .................................     23,488,911      23,165,937
Additional Paid in Capital from outstanding options
    and warrants .............................................      1,396,448       1,153,688

Accumulated deficit ..........................................    (23,742,723)    (22,728,421)
                                                                   --------------------------
Total Stockholder Equity .....................................      3,817,636       1,591,204
                                                                   --------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................     14,506,052      25,510,158
                                                                   ==========================

                          Westmark Group Holdings, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)

                                             Three Months Ended           Nine Months Ended
                                           Sept 30,       Sept 30,      Sept 30,       Sept 30,
                                             1996           1995         1996            1995
Revenues:
   Loan origination and gain on sales   $   825,104    $ 1,172,665    $ 2,737,880    $ 2,492,479
   Product  sales ...................        29,252           --           29,252           --
   Interest - Preferred Stock .......        35,000           --          105,000           --
   Other Income .....................         9,572         15,759         20,897         40,491
                                        --------------------------------------------------------
TOTAL REVENUES ......................       898,928      1,188,424      2,893,029      2,532,970
                                        --------------------------------------------------------
EXPENSES:
   Loan origination costs ...........        47,200         67,240        185,309        289,733
   Cost of goods sold ...............         7,771           --            7,771           --
   Servicing sale adjustment ........          --             --          (70,000)          --
   General and administrative .......     1,301,079      1,529,378      3,468,305      4,614,102
   Marketing and advertising ........         1,805          7,456         33,858         33,870
   Goodwill amortization ............        24,729         24,729         74,187         74,187
   Depreciation .....................        25,974         24,834         73,598         74,230
                                        --------------------------------------------------------
TOTAL EXPENSES ......................     1,408,558      1,653,727      3,773,028      5,086,122
                                        --------------------------------------------------------
   Loss before income tax ...........      (509,630)      (465,213)      (879,999)    (2,553,152)
   Provision for income tax .........          --             --            1,600              0
                                        --------------------------------------------------------
NET INCOME (LOSS) BEFORE ............      (509,630)      (465,213)      (881,599)    (2,553,152)
EXTRAORDINARY ITEM
    Gain on sale of subsidiary ......        97,371           --           97,371           --
NET INCOME ( LOSS) ..................      (412,259)      (465,213)      (784,228)    (2,553,152)
                                        =========================================================
NET LOSS PER SHARE
   Loss before extraordinary
    item ............................   ($     0.11)   ($     0.40)   ($     0.24)   ($     2.71)
    Extraordinary item ..............           .02           --              .02           --
NET INCOME (LOSS) ...................   ($     0.09)   ($     0.40)   ($     0.22)   ($     2.71)
                                        =========================================================
WEIGHTED AVERAGE OF .................     4,370,876      1,166,394      3,260,258        941,827
     SHARES OUTSTANDING                 =========================================================

                                        6

                          WESTMARK GROUP HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               NINE MONTHS ENDED
                                                             SEPT 30,       SEPT 30,
                                                               1996          1995
                                                            (UNAUDITED)   (UNAUDITED)
OPERATING ACTIVITIES
Consolidated net loss ..................................   ($   782,628)   ($ 2,553,152)
Adjustments to reconcile consolidated net (loss)
      to net cash used by operating activities:
    Depreciation .......................................         73,598          74,230
    Stock issued for services ..........................        655,544         410,115
    Stock issued for settlement of litigation ..........           --           174,250
    Goodwill Amortization ..............................         74,187          74,187
                                                             --------------------------
Cash used in operations before working capital changes .         20,701      (1,820,370)
                                                             ==========================

   (Increase)/Decrease in accounts receivable ..........       (118,869)        424,434
    (Increase)/Decrease in current assets ..............       (102,798)       (987,082)
   (Increase)/Decrease in mortgage loans held for sale .     11,692,742     (11,110,742)
    (Increase)/Decrease in prepaid expense .............     (1,187,656)
    (Increase)/Decrease in REO loan ....................         62,050
    (Increase)/Decrease in Inventory ...................         (6,169)           --
    (Increase)/Decrease in other assets ................          2,222
    (Increase)/Decrease in Long term assets ............         15,000         314,319
    Increase/(Decrease)in Accounts payable .............       (660,999)         17,632
    Increase/(Decrease)in Interest payable .............        (31,308)         58,329
    Increase/(Decrease)in Other current liabilities ....       (740,729)        166,025
    Increase/(Decrease)in Long Term Notes payable ......     (1,000,000)           --
    Increase/(Decrease)in Other notes payable ..........         55,183               0
                                                             --------------------------
Net cash used after working capital changes ............      7,916,619      12,875,405)
                                                             --------------------------
Cash used in operating activities ......................      7,937,320     (14,695,775)

INVESTING ACTIVITIES
    Purchase of fixed assets and improvements ..........         (1,832)       (144,141)
                                                             --------------------------
Cash provided/(used) in investing activities ...........         (1,832)       (144,141)
                                                             --------------------------

FINANCING ACTIVITIES
     Net Increase/(Decrease) in warehouse line of credit    (10,997,132)     10,977,515
     Allowance related party ...........................      2,388,593            --
      Payment of notes receivable - stock sale .........        374,222            --
       Repayments of notes payable .....................       (576,339)        657,000
     Repurchase of stock ...............................       (700,000)
      Sale of stock for cash ...........................         10,000       1,204,995
      Increase/(Decrease) in notes payable - short term       1,300,000         125,000
                                                             --------------------------
Cash provided/(used) by financing activities ...........     (8,200,656)     12,964,510
                                                             --------------------------

Net increase/(decrease) in cash ........................        265,168          55,036
Cash and cash equivalents, beginning period ............        325,702         107,573
Cash and cash equivalent, end of period ................         60,534          52,537
Cash  paid for interest ................................        477,260         761,477
                                                             ==========================
Cash paid for income tax ...............................          1,600               0
                                                             ==========================

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto.

FINANCIAL RESULTS OF OPERATIONS

        On a consolidated basis, total revenues decreased to $898,928 in the quarter ended September 30, 1996 from $1,188,424 in the quarter ended September 30, 1995, a decrease of 24%. The decrease is a result of downsizing the Conforming "A" Division ("A"), whose profit margins are approximately 1/5 of the Non-Conforming B/C Division ("B/C"). Additionally, the frequency of B/C Bulk Sales have reduced the interest income as the loans have remained on the warehouse line for a reduced period. This causes a reduction in both interest income and interest expense. The revenue figure reflects a net gain on sale.

        Expenses for the Quarter ended September 30, 1996 decreased 17% to $1,408,558 from $1,653,727 for the quarter ended September 30, 1995. Loan origination costs decreased 30% to $47,200 for the current quarter from $67,240 in the comparable prior year quarter ending September 30, 1995. General and Administrative expenses decreased 15% to $1,301,079 from $1,529,378 for the quarter ended September 30, 1995. Marketing and Advertising expense decreased 75% to $1,805 from $7,456 for the quarter ended September 30, 1996.

         A net loss resulted for the current quarter of $412,259 or $0.09 per share as compared to a net loss of $465,213 or $.40 per share for the quarter ended September 30, 1995. This decreased loss is due to continued cost cutting efforts by management in areas of General and Administrative through operational consolidations. The loss breakdown is as follows: Westmark Mortgage Corporation (.05), Green World (.02) Other WGHI (.02).

BUSINESS OPERATIONS

        During the third quarter of 1996, the Company continued increasing loan volumes in B/C paper. B/C loan fundings increased from $8.26 million in the 3 months ending September 30, 1995 to $11.90 million for the three months ended September 30,

1996, an increase of 44%. For the nine months ending September 30, 1996, total B/C production increased 44% to $25.3 million verses $17.6 million in period ending September 30, 1995. Total production including "A" paper was $57.3 million for nine months ending September 30, 1996.

        The Company expanded its B/C lending program through bulk sales during the first three quarters of 1996. B/C loans are for borrowers with credit histories that fall below the guidelines set forth by Fannie Mae and Freddie Mac. The B/C division is only 21 months old and 56% of the Company's loan fundings during the third quarter of 1996 were from B/C loans and over 80% of revenues realized were from B/C loans. The Company is focusing its marketing efforts in the B/C loan market due to the enhanced returns. The increase in the B/C loans has come primarily from an increased market share in Florida. Management intends to continue its marketing strategy in additional states, including California, Georgia, Missouri, Arizona and Illinois and the Northwestern United States.

         The Company continues to sell loan origination's on a "servicing-released" basis to investors in the normal course of business. The Company's bulk sales program for B/C paper in which loans are pooled and sold in packages ranging from $500,000 to $3,500,000 remains an integral key to future growth. During the third quarter, the bulk sales delivery was completed successfully with institutional investors, such as Household Financial Services, purchasing Westmark non-conforming originations.

LIQUIDITY AND CAPITAL RESOURCES

        The Company uses its cash flow from whole loan sales, loan origination fees, net interest income and borrowings under its warehouse line of credit to meet its working capital needs. The Company's cash requirements include the funding of loan originations, purchases, payment of interest expenses, operating expenses, taxes and capital expenditures, along with settlement agreements negotiated during the first quarter.

        On September 30, 1996, total stockholders equity was $4,217,636. Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans, are essential to the continuation of the Company's ability to originate and purchase loans. The Company borrows funds on a short term basis to support the accumulation of loans prior to sale. These short term borrowings are made under a warehouse line of credit with Princap Mortgage, Inc. ("Warehouse Facility"). Pursuant to the Warehouse Facility, the Company has available a secured revolving credit line of $15 million to finance the Company's origination or purchase of loans, pending sale to investors. The line of credit, pursuant to the Warehouse Facility, has collateral of the assignment and pledge of eligible mortgage loans, bears interest at an annual rate of 2% above prime, payable at the time of purchase by the permanent investor. The Warehouse Facility provides for a transaction charge of $140 per loan and requires the Company to possess a minimum net worth of $250,000 and a compensating cash balance on deposit in the amount of $5,000. On September 30, 1996, the balance outstanding , pursuant to this Warehouse Facility, totaled $7,787,287. The Company does not have any other external lines of credit for financing.

        Historically, the Company has obtained financing through the issuance of its common stock and borrowings on a negotiated basis. During the third quarter of 1996, the Company issued 1,761,996 shares and canceled 519,242 shares of stock for a net change of 1,242,754. The increase in the number outstanding was attributable to: A) shares issued to HLOA (138,000) in accordance with the anti-dilution provision of the Stock Purchase Agreement. The provision expired retroactive to July 29, 1996 pending future receipt of $500,000; B) Prepaid management expense of the Palm Beach County real estate (252,000); C) Professional fees for other legal services (163,000); and D) Consulting agreements for services provided in areas of leasing, public relations, acquisitions, secondary marketing, insurance and computers(690,000).

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

        In the second quarter of 1996, HLOA has advanced $1,638,593. Total advanced for the six month period ending June 30, 1996 was $2,428,593. $40,000 of the advance was paid back in the third quarter. These fundings were utilized to discharge outstanding debts and for working capital purposes.

        The Company's internally generated cash flows from operations has historically been and continue to be insufficient for its cash needs. It is expected that internal sources of liquidity will improve when net cash is provided by operating activities and, until such time, the Company will rely on external sources for liquidity. During the third quarter, a subsidiary, Westmark Mortgage Corporation ("WMC") approached cash flow break-even from daily operations. However, additional holding company and subsidiary expenses continue to require additional capital be raised until WMC produces enough revenue to offset these expenses. The Company has not established any other lines of credit or other similar financial arrangements with any lenders. If it appears at any time in the future that the Company is again approaching a condition of cash deficiency, the Company will be required to seek additional debt or equity financing or bring cash flows in balance. If such action is required, there is no assurance that the Company will be successful in any such effort

RECENT TRANSACTIONS

        On June 10, 1996, the Company filed an SB-2 Registration Statement with the Securities and Exchange Commission. The Prospectus relates to the issuance by the Company of shares of Company Common Stock, $.001 par value ("Common Stock"), to fund debt settlements. This Prospectus also relates to the resale of 2,373,787 shares of Common Stock which may be sold by the holders thereof ("Selling Stockholders") from time to time as market conditions permit in the market, or otherwise, at prices and terms then prevailing or at prices related to the then current market price, or in negotiated transactions. The shares of Common Stock to be resold include 666,526 shares currently issued and outstanding and up to 1,707,261 shares to be issued upon (I) exercise of warrants outstanding to purchase an aggregate of 666,666 shares ("Warrants"),
(ii) exercise of options outstanding to purchase an aggregate of 331,995 shares ("Options"), and (iii) conversion of 418,750 outstanding shares of the Company's Series A and Series B Preferred Stock to adjustment (collectively, "Preferred Stock") presently convertible to purchase an aggregate of 708,690 shares, subject to adjustment.

        On July 10, 1996, the Company sold all of its capital stock of Network Capital Group, Inc. to PBF Land Company ("PBF") in exchange for various parcels of real property in Florida with a market value appraised at $1,298,000 (Parcel
A). In addition, PBF placed an attorney's opinion letter of title for Quit Claim Deeds for additional parcels (Parcel B) valued at up to $5 million in to escrow. In exchange for the additional property, the Company placed preferred stock with a stated value of $5 million into escrow. The preferred stock may be convertible into common stock beginning April 1, 1997. The minimum conversion price is $1 and no more than a cumulative total of $100,000 worth of preferred stock may be converted per quarter. Further due diligence regarding appraisal, title and legal are necessary in order for the Company to exercise the option to acquire the additional parcels.

        Whitehall Financial Services, Inc. ("Whitehall") claimed a third party beneficial interest in and to the PBF agreement. PBF agreed to return 88,963 shares of Company common stock to the Company which was then issued to Whitehall in full and final settlement of all claims.

        Effective July 21, 1996, the Company and Green World entered into an agreement whereby the Company acquired all of the issued and outstanding capital stock of Green World in consideration for (I) 130,000 shares of Class E Convertible Preferred Stock, stated value $10.00 per share ("Preferred Stock:), which Preferred Stock is convertible into Common Stock at the option of the holder at any time within one year of issuance at a conversion price of $.45 per share of Common stock, and (ii) payment of royalties of 14% of the gross sales of Green World for a period of two years from the date of this agreement, which payments are to be made on a quarterly basis. Green World is in the business of refrigerant management systems for energy savings.

        The Company acquired the stock of Green World from GTB Company. Green World is a nationwide marketer of the Talon Refrigerant Management System("Talon"), an energy-saving add-on to air-cooled condensers found in air conditioners, heat pumps and refrigeration systems. Green World has been establishing a dealer network and currently has commitments from nine dealers and negotiations with many more located on the West Coast, plus Hawaii and the Pacific Basin, from the Marshall to the Fiji Island. Green World has executed an exclusive contract for the sales of its Talon with Trade Specialty A/C Products ("Trade"). The contract calls for Trade to purchase no less than 7,125 units over the next 24 months, with 2,535 units in the first 12 months and 4,800 the remaining 12 months and is renewable for an additional 24 months. Additionally, the contract allows the distributor the exclusive right to market in 16 California counties including those counties in the San Francisco Bay area. The Talon unit has an average payback from energy savings of eight months and is regarded as one of the premier energy saving devices being marketed

        The Company has entered into a number of settlement agreements with various vendors and consultants of the Company, which settlements include the registration and issuance of 294,934 shares of common stock of the Company. Upon registration and issuance of said shares, the creditors will be allowed to sell shares on a monthly basis for a period of two to twelve months to satisfy the obligations in full. The specific creditors and the number of shares to be registered in the name of each creditor are set forth in the Registration Statement on file with the Securities & Exchange Commission ("SEC") or in the amendment thereto. Said settlement shares have been included in a Form SB-2 Registration Statement filed with the SEC on or about June 6, 1996 or will be included to said registration statement. The Company has been unable to comply with the terms and conditions of the settlement agreements with respect to the registration and issuance of shares in view of the fact that the aforementioned Form SB-2 Registration Statement is not effective. As a result of the default, three of the settlement creditors have entered judgment against the Company as follows: Brentwood Credit Corporation - $38,264.00, Bowne of Los Angeles - $11,514.00 and Cohen, Brame & Smith - $26,278.00. The Company is in the process of negotiating a modification to the various settlement agreements, extending the time for registration and issuance of shares to a date that the Company anticipates the SB-2 Registration Statement will be effective.

SUBSEQUENT EVENTS

CONVERTIBLE PREFERRED A

        In February 1996, the Company received a letter from Drew Hollenbeck alleging irregularities concerning his investment in the equity and convertible debt securities of the Company, and various disputed matters with the former directors and officers of the Company in connection with that investment. In March 1996, the Company entered into a settlement agreement with Mr. Hollenbeck, pursuant to which the Company agreed, among other things, to issue to Mr. Hollenbeck 100,000 shares of convertible preferred stock redeemable upon written notice to the Company six months following the execution of the settlement agreement for the sum of $400,000 plus any accrued interest. In addition, the settlement agreement provided that the Company pay Mr. Hollenbeck's legal fees in connection with the matter in the sum of $50,000. Mr. Hollenbeck has made demand on the Company for the repurchase of the stock and the payment of the legal fees. The Company and Mr. Hollenbeck are currently in negotiations to resolve the matter.

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

        On October 27, 1995, the plaintiff sought a temporary restraining order and preliminary injunction enjoining the Company from acquiring Greentree. Such request was denied as the Court found that, among other things, the applicable test requiring plaintiff to show a likelihood of success on the merits was not met. The Company has terminated negotiations with Greentree. Greentree has agreed to maintain a minimum net worth of $1,000,000. Management believes that this obligation does not transfer in any way to the Company in connection with its attempted purchase of certain assets of Greentree. Greentree disputes the allegations of the complaint. The Company believes that there is not legal justification for the joinder of the Company and Mr. Morrell as defendants in the pending dispute between the plaintiff and Greentree, and intends to vigorously defend this allegation.

        Extensive discovery has been undertaken by plaintiff and defendants and the Company anticipates filing a Motion for Summary Judgment within the next two weeks. The Company does not anticipate any liability with respect to this litigation.


        In the matter of SAXON MORTGAGE V. WESTMARK, Saxon Mortgage obtained a judgment in the amount of $469,348 in connection with various repurchase obligations. An amount of $61,788 has been paid, and the remaining liability of $407,560 is accrued at December 31, 1995. The Company has reached a settlement which calls for monthly payments of $11,788 for 36 months.

        Counsel for the Company anticipates a further amendment to the stipulated judgment wherein all monthly payments are suspended in consideration for which the Company will secure the obligation to Saxon Mortgage with a portion of the real property acquired from PBF. The Company would remain obligated for the full payment of $407,560 on July 15, 1998 and would be entitled to a full release and final settlement upon payment of the sum of $318,261 on or before June 27, 1997.


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

        Plaintiffs were recently sanctioned by the Superior Court for failing to file appropriate pleadings and until such time as Plaintiff's Amended Complaint is filed, no discovery will be undertaken. The Company remains confident that there is only a remote possibility of liability.

        The Company is plaintiff in NETWORK FINANCIAL SERVICES, INC. V. MCCURDY, RAICHE, RYALS, NASH & MOSS LAND COMPANY, filed March 1993 in Monterey County,

California Superior Court. The plaintiff alleges fraud, negligent misrepresentation, breach of fiduciary duty, negligence, quiet title, RICO violations and conversion. Defendant McCurdy initiated a cross-complaint naming, among others, the Company as a cross defendant. The cross-complaint seeks damages for breach of a stock option agreement, breach of contract, and declaratory relief. The Company has finalized a settlement with defendants Raiche and Ryals, wherein defendants Raiche and Ryals transferred 7,166 shares of the Company's Common Stock to the Company in addition to one-half (1/2) interest in certain property. The balance of the pending litigation involving defendant and cross-complaint McCurdy and others is unaffected by the Raiche/Ryals settlement. Management intends to vigorously defend this cross-complaint.

        A settlement has been negotiated wherein and whereby both the Complaint and Cross-Complaint will be dismissed and no monetary compensation paid by either party.

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

        The Company and plaintiffs entered into an agreement wherein and whereby the subject litigation was dismissed without prejudice. The case was refiled in Orange County, California Superior Court on October 29, 1996. The Company does not anticipate any liability with respect to this litigation.

        The Company is a defendant in ORTEGA V. MICHAEL SANTA MARIA ET AL filed in Orange County Superior Court of the State of California. The complaint is based upon a contention by the Borrower Ortega that Santa Maria, individually and as a owner/manager/broker of Bann Cor Mortgage made false presentations of material fact to plaintiffs. The Company acquired this loan from Bann Cor and subsequently sold the loan to Imperial Credit Industries. A preliminary determination indicates that the basis for the dispute is between Santa Maria and Bann Cor. However, the Company has been named as a party defendant. Westmark generally and specifically denies each and every allegation contained in the complaint. The Company considers the risk of loss in this matter to be minimal and fully intends to defend this action.

        The Company has recently filed a Demurrer to plaintiff's Complaint, which Demurrer was sustained on or about October 11, 1996. Although plaintiff has been allowed time to file an Amended Complaint, it is anticipated that plaintiff will dismiss the company from the pending litigation.

        One of the Company's wholly owned subsidiaries, Green World has been named, together with other defendants, in a suit action SHAPE UP AMERICA V. PHILLIPPE ET AL., filed in Alameda County, California Superior Court on August 19, 1996. The Complaint alleges breach of contract, conspiracy, fraud, and quantum meruit. The basic premise to plaintiff's Complaint is that plaintiff claims to be entitled to various forms of compensation based upon the sale of certain licensing, patent and marketing rights to the Talon Refrigerant Management System. It is anticipated that venue for this action will be transferred to Sacramento County and to date, no discovery has been undertaken. Based upon a preliminary review of relevant documentation, the Company does not anticipate any liability.

        From time to time the Company is a defendant (actual or threatened) in certain lawsuits encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a material adverse affect on the Company's financial position.

ITEM 2.        CHANGES IN SECURITIES

               None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               In October 1996, Drew Hollenbeck, holder of Series A preferred stock noticed the Company to redeem his shares of convertible preferred stock and the Company is in default with respect to this request. The Company and Mr. Hollenbeck are currently in negotiations to resolve the matter.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

               None.

ITEM 5.        OTHER INFORMATION

               None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               Effective June 14, 1996, Mark Schaftlein was appointed Chief Financial Officer of the Company. On September 10, 1996, Norman Birmingham resigned as President of the Company. Mr. Birmingham remains Chairman of the Board and retains his role as Principal Accounting Officer. Subsequently, Mr. Schaftlein was named Chief Operations Officer on September 11, 1996.

               Financial Statements for the Green World acquisition will be filed within 30 days.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             WESTMARK GROUP HOLDINGS, INC.

                             BY: /s/ NORMAN J. BIRMINGHAM
                             NORMAN J. BIRMINGHAM, DIRECTOR, CHAIRMAN,
                             ( PRINCIPAL ACCOUNTING OFFICER & DULY AUTHORIZED DIRECTOR OF THE REGISTRANT)

                             BY: /s/ MARK D. SCHAFTLEIN
                             MARK D. SCHAFTLEIN, DIRECTOR & PRESIDENT OF
                             WESTMARK MORTGAGE CORPORATION, CHIEF OPERATING OFFICER OF WESTMARK GROUP HOLDINGS, INC.
                             (DULY AUTHORIZED DIRECTOR & OFFICER OF THE
                             REGISTRANT)

DATED: NOVEMBER 19, 1996