Form 10KSB
period 1996-12-31
WESTMARK GROUP HOLDINGS INC
filed 1997-04-14
CIK 820771

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
--------------------------------------------------------------------------------

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                   For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                          WESTMARK GROUP HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

Commission file number: 0-18945

                      DELAWARE                             84-1055077
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

                355 N.E. FIFTH AVENUE                        33483
        (Address of Principal Executive Office)           (Zip Code)

                                  561-243-8010
              (Registrant's Telephone Number, Including Area Code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                                  Common Stock

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes  [X]       No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the 12 months ended December 31, 1996 were $2,903,921.

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the average bid and ask price on the OTC Electronic Bulletin Board on April 11, 1997 was $3,853,650. As of April 11, 1997 registrant has 9,281,386 shares of Common Stock outstanding.

                                       TABLE OF CONTENTS

ITEMS                                                                      PAGE


                                            PART I


ITEM 1.        BUSINESS........................................................3

ITEM 2.        PROPERTIES......................................................8

ITEM 3.        LEGAL PROCEEDINGS...............................................8

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............8



                                            PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS.............................................9

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.............................9

ITEM 7.        FINANCIAL STATEMENTS...........................................11

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE............................11



                                           PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
                ACT...........................................................11

ITEM 10.       EXECUTIVE COMPENSATION.........................................13

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT.................................................13

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................14

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K...............................15

                                     PART I

ITEM 1.        BUSINESS

        The Company is a financial services company that, through its wholly-owned subsidiary Westmark Mortgage, is engaged in the business of originating, purchasing and selling mortgage loans secured primarily by single family, multi-family and condominium residences. Investors purchase conforming loans (generally those borrowers with perfect or good credit) and non-confirming loans (generally below average and delinquent credit). Westmark Mortgage is registered and/or licensed to originate, purchase closed loans, underwrite, fund or sell residential mortgage loans in the states of Arizona, California, Colorado, Florida, Georgia, Hawaii, Idaho, Indiana, Iowa, Kansas, Kentucky, Michigan, Mississippi, Missouri, Montana, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Utah, Washington, and Wyoming. The Company pools and sells loans to third-party institutional investors. The primary non-conforming investor is Household Financial Services which provided 65% of the Company's revenues from gain on sale in 1996.

        The Company was incorporated in Colorado during 1986 under the name Eagle Venture Acquisitions, Inc. From inception until May 1990, the Company was engaged in business operations unrelated to its current business strategy. In May 1990, the Company changed its name to Network Real Estate of California, Inc. and commenced providing a variety of real estate services through its wholly-owned subsidiary, Network Real Estate, Inc. ("Network Real Estate"), including real estate brokerage, mortgage banking services and insurance services. In July 1992, the Company changed its name to Network Financial Services, Inc. From May 1990 through August 1993, the Company conducted substantially all of its business operations through its subsidiary, Network Real Estate.

        In August 1993, the Company acquired Westmark Mortgage from Primark Corporation, an unaffiliated third party ("Primark"). Westmark Mortgage was engaged in essentially the same business as it is today, except that the Company serviced certain originated mortgage loans. In August 1994, Freddie Mac agreed to the sale by the Company of the mortgage servicing portfolio. In September 1994, the Company sold its entire mortgage servicing portfolio to Crown Bank.

        In 1993, the Company ceased operating Network Capital Group, a wholly-owned mortgage banking subsidiary, in a transaction that had no significant impact on the Company's financial condition. In an April 1994 agreement, effective December 31, 1993, the Company sold Network Real Estate to a former president of the Company.

        While the Company is primarily a financial services business operation, in July 1996, the Company acquired Green World Technologies, Inc. ("Green World"), a wholly owned subsidiary that markets, nationally and internationally the Talon Refrigerant Management System ("Talon"), an energy saving add-on to air cooled condensers found in air conditioners, heat pumps and refrigeration systems. The marketing campaign consists of establishing dealer networks and warehousing. In addition, testing is currently underway with several manufacturers for the purpose of having the Talon included as an other equipment manufacturer ("OEM") in these manufacturers product lines. The business operations of Green World constitute an insignificant portion of the Company's business. The Company does not anticipate entering into any further diversified lines of business.

        In June 1994, the Company changed its name to Westmark Group Holdings, Inc. Currently, the Company conducts its business through two operating subsidiaries, Westmark Mortgage and Green World, and references to the Company or Westmark include Westmark Mortgage and Green World, unless otherwise indicated. The principal executive office of the Company is located at 355 N.E. Fifth Avenue, Delray Beach, Florida 33483 and its telephone number is (561) 243-8010.

RECENT DEVELOPMENTS

    GREEN WORLD ACQUISITION

        Effective July 21, 1996, the Company and GTB Company entered into an agreement whereby the Company acquired all of the issued and outstanding capital stock of Green World in consideration for (i) 130,000 shares of Series E Preferred Stock, stated value $10.00 per share, which preferred stock is convertible into Common Stock at the option of the holder at any time prior to July 21, 1997, at a conversion price of $.45 per share of Common Stock, and (ii) payment of royalties of 14% of the gross sales of Green World for a period of two years from the date of this agreement, which payments are to be made on a quarterly basis. Green World is in the business of refrigerant management systems for energy savings. GTB Company had acquired Green World from Medical Industries, of America, Inc., formerly known as Heart Labs of America, Inc. ("MIOA"), for the following consideration: (i) it discharged a note executed by MIOA payable to GTB Company in the amount of $700,000, (ii) executed a non-interest bearing promissory note in the amount of $380,000, and (iii) agreed to a royalty payment of 7% of the gross sales of Green World until July 1988, and 5% until July 1999. Within one month of acquiring Green World, GTB Company sold it to the Company for the above-captioned terms and conditions. The Company acquired Green World pursuant to a prior corporate strategy to diversify its business operations. Management has determined not to pursue any further diversification strategies at this time, and intends to focus its resources on its mortgage operations. In connection therewith, management has determined to spin-off all or a portion of the capital stock of Green World it owns to its shareholders.

         Green World is a nationwide marketer of the Talon Refrigerant Management System ("Talon"), an energy-saving add-on to air-cooled condensers found in air conditioners, heat pumps and refrigeration systems. Green World has been establishing a dealer network to market its products. Green World has executed an exclusive contract for the sales of its Talon with Trane Specialty A/C Products ("Trane"). The contract calls for Trane to purchase no less than 7,125 units over the next 24 months, with 2,535 units in the first 12 months and 4,800 the remaining 12 months and is renewable for an additional 24 months. Additionally, the contract allows the distributor the exclusive right to market in 16 California counties including those counties in the San Francisco Bay area.

    WESTMARK-GTB AGREEMENT

        In February 1997, the Company and GTB entered into an agreement effective the date of this Prospectus in which GTB agreed to convert all of its Series D Preferred Stock into 2,888,889 shares of Common Stock, forgave other rights it was entitled, and received 15% of the capital stock of Green World ("Westmark-GTB Agreement"). The Company entered into this agreement in order to clarify certain obligations by and between GTB and the Company arising from the Green World acquisition

    WESTMARK-MEDICAL INDUSTRIES AGREEMENT

        The Company and MIOA entered into an agreement dated January 23, 1997 ("Westmark-Medical Industries Agreement") which was amended March 31, 1997, effective the date of this prospectus contained in the SB-2 registration statement, No. 333-00569 ("Prospectus"). MIOA presently owns 1,667,284 shares of Company Common Stock, and 200,000 shares of the Company's Series C Preferred Stock ($3.50 stated valued). A contractual right provided to MIOA upon issuance of a portion of its shares of Common Stock afforded MIOA the right to maintain a 49% ownership interest in the Company. At December 31, 1996, the Company owed MIOA $1,727,569. MIOA has agreed to return all of its shares of capital stock in the Company and forego the 49% anti-dilution protection in exchange for the Company retiring a $3,953,000 note payable to MIOA upon the following terms. The Company will pay MIOA $1,500,000 from the proceeds of the Reisert Financing (defined herein) and will execute a promissory note amortized over a period of ten years, the principal balance of which shall be $1,803,000. Interest on the promissory note accrues at 10% per annum. The principal balance of the promissory note and all accrued interest is due and payable in January 2000. The promissory note is secured by property, consisting of various strips of 25-30 foot and 50 foot (perimeter) platted road rights of way located in Palm Beach County, totaling approximately 1,366,450 square feet with an approximate value of $1.3 million. In addition, the Company has agreed to return to MIOA 200,000 shares of MIOA Convertible Preferred Stock with an estimated value of approximately $2,000,000.

        Upon receipt of the Company's shares of capital stock from MIOA, the Company has agreed to issue MIOA a certificate for 70,000 shares of Company Common Stock. In addition, the Company is obligated to issue 40,000 shares of Company Common Stock concurrent with each $100,000 payment on the promissory note in excess of $1,000,000 received by MIOA, until MIOA is in receipt of 400,000 shares of Company Common Stock.

        In the event the Company sells any assets or capital stock of Green World, the principal balance of the promissory note shall be reduced by $500,000, and any notes receivable received by the Company as part of the sale shall be pledged to MIOA as additional security in an amount up to the outstanding principal balance of the promissory note. The Company has entered into general negotiations with respect to a potential sale of Green World; however, there can be no assurance that such sale will occur in the future.

REISERT FINANCING

    The Company has entered into a financing agreement with J. Michael Reisert, Inc. (the "Reisert Financing"), to close on the date of the Prospectus, for the sale of up to 3,000,000 units of the Company's Series G Convertible Redeemable Preferred Stock ("Series G Preferred Stock") sold to a limited number of accredited investors. Each unit consists of two shares of Series G Preferred Stock and one redeemable five-year warrant to purchase one share of Company Common Stock at an exercise price of $1.25 (the "Reisert Warrants"). The Company has agreed to issue five-year warrants to purchase 300,000 units at an exercise price of $2.20 per unit, (the "Reisert Placement Agent Warrants") to the placement agent in connection with the financing.

    Assuming the maximum subscription of units, the Company expects to receive approximately $5,455,000 in proceeds which the Company intends to allocate as follows: $1.5 million to be paid to MIOA pursuant to the Westmark-Medical Industries Agreement, $1.1 million for the redemption of outstanding preferred stock, $300,000 for the payment of certain creditors, and $2,555,000 for working capital.

HOLLENBECK CONVERSION

    In December 1996, Mr. Drew Hollenbeck relinquished his right to force the Company to redeem the Series A Preferred Stock. See "Description of Capital Stock - Preferred Stock." In December 1996 Mr. Drew Hollenbeck agreed to convert the 100,000 shares of Series A Preferred Stock convertible into 800,000 shares of Common Stock effective upon the date of the Prospectus.

BUSINESS STRATEGY-MORTGAGE OPERATION

    The Company has historically been a wholesale mortgage lender providing a full range of mortgage lending services which include conventional, governmental, jumbo (large loan amounts) and non-conforming ("B/C") home mortgage loans. The majority of the Company's loans are made to owners of single family, multi-family and condominium residences who use the loan proceeds for purchasing new homes or refinancing existing home mortgages. Westmark provides funds to approved mortgage brokers and correspondent lenders who originate the mortgage for the consumer. Westmark closes and funds the loan through approved correspondent mortgage brokers and lenders. Westmark solicits these brokers for business, competing with other wholesale lenders.

    Westmark provides products to its approved mortgage broker customers related to home loans. In general, Westmark offers brokers products for their clients who have credit from "A" (perfect and good credit) to "D" (below average and delinquent) and who desire conventional loans, government loans, conforming loans, and non-conforming loans. All mortgage products are secured by the property the borrower used as collateral for the mortgage.

    Mortgage brokers submit loan packages to a Westmark representative for review and approval. After the mortgage loan is closed, Westmark packages the loans into groups and sells the loans to mortgage lending conduits. Westmark determines to whom it will sell the loans based on the conduits price and service at the time the specific loans are sold. Westmark does not retain the rights to service the mortgage loans it closes or loans purchased from approved correspondent lenders.

BUSINESS STRATEGY-GREEN WORLD OPERATION

    Green World will continue to market the Talon Refrigerant Management Systems through a network of dealers and expand marketing in a direct to retail approach. The Company may divest itself of all or a portion of Green World as conditions warrant. Green World constitutes an insignificant portion of the Company's business.

PRODUCTION

    Westmark's 1996 closed loan production was $76 million. Of this, approximately $35 million was conforming conventional mortgage home loans (otherwise referred to as "A" product) and approximately $41 million in non-conforming mortgage home loans (otherwise referred to as "B/C" product). Total loan dollar amount originated in 1996 reflected a 52% decrease over 1995. The total number of loans originated decreased 40% to 855 from 1,432 loans. The decrease resulted primarily from a shift to B/C production. Of the total production, approximately 90% was originated from Florida and California. The 1996 average loan amount for conforming "A" production was $95,000 compared to $86,000 for 1995. The 1996 average loan amount for conforming "A" production was $110,000 and the average loan amount for non-conforming "B/C" production was $88,000.

    Westmark's 1995 closed loan production was $158 million. Of this, approximately $133 million was conforming conventional mortgage home loans (otherwise referred to as "A" product) and approximately $25 million in non-conforming mortgage home loans (otherwise referred to as "B/C" product). Westmark's 1994 production was $155 million all in conforming conventional mortgage home loans. Total loan dollar amount originated in 1995 reflected a 2% increase over 1994. However, the total number of loans originated increased 30% from 1,095 to 1,432 loans. The increase resulted primarily from B/C production. Of the total production, approximately 91% was originated from Florida and California. The 1995 average loan amount for conforming "A" production was $114,272 compared to $141,701 for 1994. The 1995 average loan amount for non-conforming "B/C" production was $92,551. In 1996, B/C Production totaled approximately $41 million and total production was $76 million.

    Management's strategy is to expand its geographical production to additional states, while intensifying sales efforts in its home state of Florida. Management's strategy is to expand both the "A" and "B/C" business in California, Florida, Georgia, Hawaii, Missouri, Oregon, Washington, and developing new markets by utilizing Westmark's inside sales representatives. Westmark has hired six (6) account executives in Florida and two (2) account executives in Georgia focusing on the "B/C" business. In addition, Westmark has hired a national sales manager. Westmark's goal is to build upon its existing sales force every sixty to ninety days with growth into the states where it is currently licensed or approved to conduct business.

"B/C" MORTGAGES

    In January 1995, the Company began marketing its non-conforming ("B/C") mortgage loan products. These mortgages are available for borrowers with credit histories that fall below the guidelines of conforming "A" mortgage loans. The Company believes that the "B/C" mortgage market is a growing segment of the mortgage industry for two reasons: (i) because of the weaker credit ratings, banks and savings and loans typically have not entered this arena; and (ii) the secondary market for securities and selling "B/C" mortgages has become more prevalent. As demand increases, Westmark believes it can take advantage of this opportunity. Typically, these loans generate a greater gain on sale compared to their conforming "A" loan counterparts. In 1996, "B/C" loans accounted for approximately 54% of the Company's production as compared to approximately 15% of the Company's production in 1995. Management expects the "B/C" loans to account for over 90% of the Company's 1997 production and revenue.

PIPELINE

    The loan pipeline ("Pipeline") is the volume of loans ("A" and "B/C") in the Company's system that have met all of the Company's preliminary qualification criteria and are consequently eligible for funding. These loans have been preapproved and are awaiting final review. Generally, between 60% to 65% of the loans in the Pipeline successfully pass the final review and are funded. The majority of loans that fund will do so within 60 days from entrance into the

Pipeline. The total loan Pipeline at December 31, 1996 was $18,364,143 with in excess of 90% of the pipeline consisting of B/C loans.

    The loans generated by the Company can be sold on an individual loan basis
(flow) or sold in package form (bulk). A bulk package contains as little as $500,000 in mortgage loans up to an unlimited amount. The Company can form one package or several packages in any given month, depending on the best execution (highest price). Loans sold on a flow (i.e., one at a time) can be sold rapidly and loans sold in bulk generally require more time to assemble, often 15 to 30 days from funding.

OPERATIONS

    Westmark's operations are centralized in the Delray Beach office. In January 1995, Westmark Mortgage had two operation centers located in Florida and California. In 1996, Westmark centralized its operations to Florida, creating more efficiency and lowering overhead. With this centralization, management initiated a new program to create greater profits from the sale of loans. Historically, closed loans have been sold one by one to institutional investors. Westmark began to participate in the "bulk sale" loan process whereby loans are packaged into a group and sold in one transaction. This results in expanded revenue opportunities over typical loan by loan sales and has created greater economies of scale in the operations delivery of closed loans.

MARKETING

    Traditionally, Westmark has marketed its products and services through field sales representatives ("account executives") who are responsible for building relations with brokers in a geographical region. A typical account executive visits prospective clients in a particular territory and reviews specific loans. If the loan can be funded or purchased by Westmark, the account executive obtains the mortgage documentation and provides this to the underwriters.

    In addition to field representatives, Westmark has an inside sales group. These employees usually cover less densely populated states and territories, utilizing telemarketing to prospect for Westmark business. If an opportunity exists, the broker will send the loan application into the operations division directly. Management believes this process is more cost effective for sparsely populated areas.

    Westmark also markets its products at national and regional industry trade shows, utilizing a sales booth and sending representatives to meet new and existing clients. This effort provides continued market recognition for the Westmark account executives and inside sales representatives, as well as the Company. Westmark obtains this information and inputs the data in its computers for marketing use. These new contacts are distributed to the appropriate sales representatives who make sales calls while at the same time the central marketing department sends out marketing literature by mail or facsimile to enhance market recognition of the Company and its products. This process assists the sales representatives in developing new prospects.

COMPETITION

    The Company competes against savings and loan associations, thrifts, commercial banks, consumer finance companies and other mortgage bankers in the origination of single-family, multi-family and condominium residential mortgage loans. Even though some of the competition is large and operates on a nationwide scope, management believes that no single firm controls more than 5% of this market. Furthermore, management believes that mortgage bankers, in general, control more than 55% of the national market. The Company competes on the basis of quality of services along with the relationships established by the sales and operations staff.

REGULATION

    The Company's business is subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. The Company is subject to the rules and regulations of, and examinations by, HUD and state regulatory authorities with respect to originating, processing, underwriting and selling loans. These rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspections and appraisals of properties, require credit reports on loan applicants, regulate assessment, collection, foreclosure and claims handling, investments and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. Failure to comply with these requirements can lead to demands for indemnifications or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions.

    The exceptions are that the required corporate tax returns for 1994 and 1995 have not been filed nor have the state returns for which these federal documents must be attached. Further, the Company is in arrears on payment of 1996 employment related taxes of approximately $62,000.

    The Company has petitioned the Internal Revenue Service for a change is its tax year to a calendar year end to match its current year end for all other regulatory authorities for which periods certified audits have been prepared. The Company believes there is a reasonable chance for approval is in the second quarter of 1997 of this change.

    Except as set forth above, the Company believes that it is in compliance is in all material respects with applicable federal and state laws and regulations.

EMPLOYEES

    As of December 31, 1996, the Company employed 10 full-time administrative employees and 35 full-time production and operations employees. To date, the Company has been able to recruit and retain sufficient qualified personnel. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2.        PROPERTIES

    The Company maintains its executive offices and a production branch at 355 N.E. Fifth Avenue, Suite #4, Delray Beach, Florida 33483. Suite 4 is comprised of Units 2,3, and 4. This total space consists of 7,800 square feet and is leased through April 30, 1998 at an average monthly net rental of $2,300 per month over the term of the lease, which lease amount is considered consistent with the surrounding market rates. Suite 4 is in a building owned by a consultant and former officer and director of the Company. In 1994, the Company acquired from an unaffiliated third party ownership of Unit #7 (1,100 square feet) in the same complex which is occupied primarily by the loan production department. In 1995, Unit 5 was acquired by the Company from an unaffiliated third party for use by the operations staff, and the mortgage payment is $2,807 per month until maturity in 1998. The Company also operates a 1,500 square foot satellite office in California at a cost of $1,098 per month. The lease expired in March 1997. The Company rented 1,400 square feet in Valley Springs, California at a cost of $1,800 per month.

    The Company has also entered into an agreement to acquire Unit #1, approximately 1,200 square feet, which is located in the same complex for $83,000, which amount is believed to be consistent with the surrounding market rates.
To date, the Company has not closed on that unit.


ITEM 3.        LEGAL PROCEEDINGS


    The Company is a defendant in ROBERT J. CONOVER VS. GREENTREE MORTGAGE CO., L.P. AND GREENTREE MANAGEMENT CORPORATION (COLLECTIVELY, "GREENTREE"), WESTMARK GROUP HOLDINGS, INC., WESTMARK MORTGAGE CORPORATION AND MICHAEL F. MORRELL, Superior Court of New Jersey, Chancery Division, Burlington County, filed September 25, 1995. The plaintiff served as president and chief financial officer of Greentree pursuant to an employment agreement between the plaintiff and Greentree. Plaintiff was discharged from those positions in September 1995. Plaintiff brought this action for compensatory damages based upon an alleged breach of such employment agreement. Plaintiff seeks, among other things, damages against Westmark and Mr. Morrell based upon an allegation of intentional interference with contractual obligations and a third party beneficiary claim with respect to the Company. Mr. Morrell is indemnified by the Company.

    On October 27, 1995, the plaintiff sought a temporary restraining order and preliminary injunction enjoining the Company from acquiring Greentree. Such request was denied as the Court found that, among other things, the applicable test requiring plaintiff to show a likelihood of success on the merits was not met. The Company has terminated negotiations with Greentree. Greentree has agreed to maintain a minimum net worth of $1,000,000. Management believes that this obligation does not transfer in any way to the Company in connection with its attempted purchase of certain assets of Greentree. Greentree disputes the allegations of the complaint. The Company believes that there is no legal justification for the joinder of the Company and Mr. Morrell as defendants in the pending dispute between the plaintiff and Greentree, and intends to vigorously defend this allegation.

    Extensive discovery has been undertaken by plaintiff and defendants and the Company has filed a Motion for Summary Judgement which will be calendared for hearing at the conclusion of discovery, anticipated to be during the month of May 1997. The Company does not anticipate any liability with respect to this litigation.

    In the matter of SAXON MORTGAGE V. WESTMARK, Saxon Mortgage obtained a judgment in the amount of $419,348, in connection with various repurchase obligations. An amount of $61,788 has been paid, and the remaining liability of $407,560 is accrued. The Company has reached a settlement which calls for monthly payments of $11,788 for 36 months.

    Counsel for the Company anticipates a further amendment to the stipulated judgement wherein all monthly payments are suspended in consideration for which the Company will secure the obligation to Saxon Mortgage with a portion of the real property acquired from PBF. The Company would remain obligated for the full payment of $407,560 on July 15,1998 and would be entitled to a full release and final settlement upon payment of the sum of $318,261 on or before June 27,1997.

    The Company is a defendant in CONWAY ET AL V. DANNA, NETWORK FINANCIAL SERVICES, INC., ET AL. The suit alleges unfair practices; fraud (negligent misrepresentations; intentional misrepresentations; concealment); breach of written contract; breach of implied covenant of good faith and fair dealing; common count; and breach of California securities statutes against Network Financial Services, Inc. (aka Westmark Group Holdings, Inc.) and others. The Company considers the risk of loss in this matter to be remote and, consequently, no amount has been accrued as of December 31, 1996.

    Plaintiffs were recently sanctioned by the Superior Court for failing to file appropriate pleadings and until such time as Plaintiff's Amended Complaint if filed, no discovery will be undertaken. The Company believes that there is only a remote possibility of liability.

    The Company is a plaintiff in NETWORK FINANCIAL SERVICES, INC. V. MCCURDY RAICHE, RYALS, NASH & MOSS LAND COMPANY, filed March 1993 in Monterey County, California Superior Court. The plaintiff alleges fraud, negligent misrepresentation, breach of fiduciary duty, negligence, quiet title, RICO violations and conversion. Defendant McCurdy initiated a cross-complaint naming, among others, the Company as a cross defendant. The cross-complaint seeks damages for breach of a stock option agreement, breach of contract, and declaratory relief. The Company has finalized a settlement with defendants Raiche and Ryals, wherein defendants Raiche and Ryals transferred 7,166 shares of the Company's Common Stock to the Company in addition to one-half (1/2) interest in certain property. The balance of the pending litigation involving defendant and cross-complaint McCurdy and others is unaffected by the Raiche/Ryals settlement. Management intends to vigorously defend this cross-complaint.

    A settlement has been negotiated wherein and whereby both the Complaint and Cross-Complaint will be dismissed and no monetary compensation paid by either party. The Company has requested several modifications to the proposed settlement agreement.

    The Company is a defendant in KNIGHT V. LOMAS MORTGAGE U.S.A. AND WESTMARK MORTGAGE CORPORATION. The complaint is based upon a contention by the Plaintiff that Lomas Mortgage U.S.A. as the servicing agent wrongfully impaired the credit rating of Plaintiff and breached the written agreement between the parties. A preliminary determination indicated that the basis for the dispute is between Lomas U.S.A. and the Plaintiff. But the Company has been named as a party defendant in view of the original contractual relationship between the Plaintiff and Westmark. The Company considers the risk of loss in this matter to be remote, and consequently, no amount has been accrued as of December 31, 1996.

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

However, the Company has been named as a party defendant. Westmark generally and specifically denies each and every allegation contained in the complaint. The Company considers the risk of loss in this matter to minimal and fully intends to defend this action.

    The Company filed a Demurrer to plaintiff's Complaint and was dismissed from the suit. However, the Company remains as a defendant in a cross-complaint for indemnification filed by Imperial Credit Industries.

    One of the Company's wholly owned subsidiaries, Green World has been named, together with other defendants, in SHAPE UP AMERICA V. PHILLIPPE ET AL., filed is in Alameda County, California Superior Court on August 19, 1996. The Complaint alleges breach of contract, conspiracy, fraud, and quantum meruit. The basic premise to plaintiff's Complaint is that plaintiff claims to be entitled to various forms of compensation based upon the sale of certain licensing, patent and marketing rights to the Talon Refrigerant Management System. It is anticipated that venue for this action will be transferred to Sacramento County and to date, no discovery has been undertaken. Based upon a preliminary review of relevant documentation, the Company does not anticipate any liability.

    TULA BUSINESS, INC., POKRAS, INC., DOVASAR, S.A. RAFOEL LAPIDUS AND ELI ITZINGER V. MEDICAL INDUSTRIES OF AMERICAN, INC., MICHAEL MORRELL, LINDA MOORE, WESTMARK GROUP HOLDINGS, INC., NORMAN J. BIRMINGHAM , WHALE SECURITIES, CO., L.P., WILLIAM WALTERS, BRETT GOLD, KNIGHT SECURITIES, L.P., KENNETH PASTERNACK AND ALAN YORSKOWITZ, In the United States District Court, Civil Action Case Number 97-0847. This action was, initiated by certain shareholders of Medical Industries of American, Inc. alleging fraud, misappropriation of funds and various securities violations. Preliminary discovery has commenced. The Company plans to vigorously defend this complaint.

    Management does not believe that any of these proceedings, individually or in the aggregate, will materially impact the Company's financial condition or results of operations. From time to time the Company is a defendant (actual or threatened) in certain lawsuits encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a material adverse affect on the Company's financial position.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II


ITEM 5.        MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS


    The Company's Common Stock is listed on the Nasdaq SmallCap Market under the symbol "WGHI." The following table sets forth the high and low last sales prices of the Common Stock for the periods indicated and reflect inter-dealer prices, without retail mark-up, mark-down or commission::


                                                            PRICE RANGE
                                                        --------------------
FISCAL YEAR                                             HIGH            LOW
                                                        ----            ----

  1996
     First Quarter...................................  $3.23          $2.13
     Second Quarter..................................   1.75            .81
     Third Quarter...................................   1.44            .53
     Fourth Quarter..................................  1.375            .47


       On April 11, 1997, the last sales price for the Common Stock was $.75, and the Company believes there were approximately 674 beneficial owners of its Common Stock.

        The Company has not paid, and the Company does not currently intend to pay, cash dividends on its Common Stock. The current policy of the Company's Board of Directors is to retain earnings, if any, to provide funds for operation and expansion of the Company's business. Such policy will be reviewed by the Board of Directors of the Company from time to time in light of, among other things, the Company's earnings and financial position.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and accompanying Notes to the Consolidated Financial Statements.

GENERAL

        The Company is primarily a mortgage banking company engaged in the business of originating, purchasing and selling mortgage loans secured primarily by one-to-four family residences. The Company primarily generates income from
(i) gains recognized from premiums on loans sold through whole loan sales to institutional purchasers, (ii) investment income earned on loans held for sale, and (iii) origination fees and related revenue received as part of loan closings. Gain on sale of loans, which represents the sales price in excess of loan acquisition and related costs from whole loan sales, constituted 65% and 50% of total revenues in 1996 and 1995, respectively. Investment income earned on loans held for sale constituted 20% and 30% of total revenues in 1996 and 1995, respectively. Loan origination fees and related revenue represented 12% and 18% of total revenues in 1996 and 1995, respectively.

        The Company currently has purchase agreements with Fleet Mortgage Corporation, Household Financial Services, The Money Store, and various non-conforming mortgage conduits whereby the Company originates and sells loans to them. The Company sells virtually all of the loans it originates. These agreements are for specific terms or are open ended, and require the loans to satisfy the underwriting criteria described therein. During 1996 and 1995, the Company sold loans totaling $89.5 million and $158 million, respectively. The Company does not service any of the loans it originates and sells all loans primarily in whole loan sales. The gain on sale of loans was $1,881,068 and $1,544,556 in 1996 and 1995, respectively.

        Loans held for sale were comprised of 78% "A" (conforming) loans and 22% "B/C" (non-conforming) loans at December 31, 1995 and 10% "A" loans and 90% "B/C" loans at December 31, 1996. When the Company commits to fund loans, the parties agree upon an interest rate. Until the Company obtains a commitment to sell the loan to an investor, the Company is subject to interest-rate fluctuations. Typically, the Company obtains commitments for the sale of "A" loans to investors concurrently with making such loan commitment to the borrower. Interest rate commitments are not typically made to B/C borrowers until the loan funds. In order to mitigate interest-rate fluctuations, the Company's strategy in committing to make "B/C" loans has been to negotiate a 30 day forward commitment containing minimum pricing by credit class of loans by investor.

    Investment income earned on loans held for sale is derived primarily from interest payments on loans in inventory. Certain fixed rate "B/C" loans generally carry a note rate in excess of the cost to borrow. This results in a positive revenue differential between cost to borrow (at the time the loan funds) and the loan sale. Management's strategy is to sell those loans in whole loan sales and in bulk sales as quickly as practicable in order to optimize cash flow from the sale of the loans. In addition, the Company realizes revenue from loan origination fees and certain loan discount fees.

SIGNIFICANT ACCOUNTING POLICIES

        Mortgage loans are originated to be sold to investors and are reported at the lower of cost or market. Loans covered by commitments are valued as specified in the commitment. Loans not covered by commitments are valued at market, as determined by reference to the Company's normal market outlets. Loan origination fees and certain direct costs are deferred and reflected in operations when the underlying loan is sold. Investment income on loans held for sale is recognized as earned.

INVESTMENT IN REAL ESTATE AND PREFERRED STOCK

        In July 1995, the Company settled certain pending litigation arising out of a claim by Dolan Development Partners, Ltd. and related parties ("Dolan") that the Company defaulted on certain promissory notes. The settlement reduced the amount of principal and interest payable by the Company to Dolan pursuant to two promissory notes from $1.5 million to approximately $1 million. The Company owned a 50% interest in the property securing the payment of the notes and Dolan, the payee, owns the remaining 50% undivided interest in the property. The Company's interest in this real estate at December 31, 1995 was valued at $2,115,000. The balance on the note payable to Dolan, secured by such property, was $1 million as of December 31, 1995. This note bears interest at the rate of 9.75% per annum and matures, with principal payable in one lump sum, on June 1, 1998. The modifications of the amount owed to Dolan resulted in a pre-tax gain of extinguishment of debt of $450,000 in 1995.

        On July 10,1996, the Company sold all of its capital stock of Network Capital Group, Inc. to PBF Land Company ("PBF"), an affiliate of GTB Company, in exchange for various parcels of real property in Florida with a market value appraised at $1,298,000 (Parcel A). In addition, PBF placed an attorney's opinion letter of title for Quit Claim Deeds for additional parcels (Parcel B) valued at up to $5 million into escrow. In exchange for the additional property, the Company placed preferred stock with a stated value of $5 million into escrow. The preferred stock may be convertible into common stock beginning April 1, 1997. The minimum conversion price is $1 and no more than a cumulative total of $200,000 worth of preferred stock may be converted per quarter. For any additional shares to be issued, certain sales by PBF must be completed. Further due diligence regarding appraisal, title and legal issues are necessary in order for the Company to exercise the option to acquire the additional parcels.

        The subject property consists of various strips of 25-30 foot and 50 foot (perimeter) platted road rights of way, located in Palm Beach County. Parcel 1 contains 165,00 square feet ($2.25/sq.ft.), Parcel 2 contains 51, 300 square feet ($3.50/sq.ft.) and Parcel 3 contains 1,150,150 square feet ($.60/sq.ft.), combined, these rights of way total 1,366,450 square feet for a total value of $1.3 million. The Company valued for accounting purposes, the strips at a cost of $1.0 million. The Company has received an attorney's opinion letter of title.

    Whitehall Financial Services, Inc. claimed a third party beneficial interest in and to the PBF agreement. PBF agreed to return 88,963 shares of Company Common Stock to the Company which was issued to Whitehall in full and final settlement of all claims.

RESULTS OF OPERATIONS

        FISCAL 1996 COMPARED TO FISCAL 1995

        Total revenues decreased 7% to $2,903,921 in 1996 from $3,106,900 in 1995. This was primarily due to a shift in focus to originating non-conforming mortgages and the disposal of previously unsold loans whose gain on sales were minimal. In particular, $15,000,000 of 1995 ending inventory was sold for a net gain of 60 basis points. This inventory comprised 20% of total production in 1996.

        Gain on sale of loans, all of which was derived from premiums on whole loan sales, increased 20% to $1,881,068 in 1996 from $1,544,556 in 1995. This increase was due as a result of management's decision to originate and sell "B/C" loans along with increased premiums on "A" whole loan sales. Management intends to continue to originate and sell "B/C" loans as part of its overall strategy. The volume of "B/C" loans sold during 1996 was approximately $41 million compared to $25 million in 1995. Generally, the "A" loans provide less income to the Company than "B/C" loans. Due to the Company's strategy of selling loans prior to the first payment, management believes that there is no greater substantive risk in original "B/C" loans than "A" loans.

        Loan origination fees decreased 35% to $355,255 in 1996 from $544,386 in 1995. This decrease is primarily due to originating fewer government-backed loans, resulting in less loan origination fees. Traditionally, conforming "A" and non-conforming "B/C" loans, at the wholesale level, do not contain loan origination fees. Management has adjusted the loan origination pricing structure to provide for an increase in per loan origination fees on non-conforming "B/C" product. Initially, this change could reduce the cash requirements at the time of loan funding, thereby possibly reducing gain on sale of these loans; however, management's goal is to increase the volume of loans, creating larger pools of loans to sell to investors, which should allow the Company to maintain its current premium rate on ultimate gain on sale of loans.

        Investment income, comprised primarily of interest earned on loans held for sale, decreased 38% to $584,399 in 1996 from $938,657 in 1995. This decrease is due primarily to a more rapid sale of loans in 1996 as compared with 1995.

        Total expenses decreased 36% to $6,829,131 in 1996 from $10,594,920 in 1995. This decrease is primarily due to (i) a decrease in general and administrative expenses and (ii) non-recurring expenses incurred in 1995 financial transactions.

        Direct loan fee expenses increased 104% to $432,425 in 1996 from $212,309 in 1995, due primarily to the fact that the Company incurred substantial loan fees on its warehouse facilities during the entire twelve months of 1996 compared to two months in 1995. In April 1997, the Company obtained a warehouse line of credit with The Money Store, which does not charge loan transaction fees.

        Interest expense decreased 4% to $1,172,852, 1996 from $1,223,875 in 1995, due primarily to the increased volume of whole loan sales and the borrowing cost associated with the Company's Warehouse Facility.

        General and administrative expense decreased 42% to $3,930,199 from $6,775,395 in 1995, due primarily to a cost containment measure in personnel, overhead and marketing expenses. In March 1996, the Company consolidated its operations to Delray Beach, Florida. In connection with this consolidation, the Company sublet excess rental space in Costa Mesa, California and in Hawaii and negotiated the termination of its San Jose, California lease. The closing of the Hawaii office in March 1996 resulted in a savings of approximately $3,400 per month, the sublease of office space in Costa Mesa in March 1996 resulted in a savings of approximately $8,500 per month, the termination of the San Jose office in October 1996 resulted in savings of approximately $3,500 per month, and where appropriate accruals were established on the income statement.

        In July 1995, the Company entered into a letter of intent to acquire certain assets of Greentree. The aggregate purchase price was $1,575,000 payable in installments with the remaining unpaid purchase price payable from the proceeds of the Company's proposed offering of convertible debentures. The Company paid $100,000 cash and issued 16,667 shares of its Common Stock valued at $125,000 in anticipation of the acquisition. In November 1995, the Company abandoned the proposed convertible debenture offering and terminated the Greentree acquisition. The Company's $225,000 investment in Greentree was charged to expense in 1995. The acquisition agreement provided for Greentree to retain all sums previously paid and required the Company to register the resale of the 16,667 shares of Company Common Stock. The Company failed to register the resale of such shares, providing Greentree with the option of retaining such shares or demanding an additional $125,000 payment. The parties agreed to settle the $125,000 obligation for $35,000, payable through the issuance of shares which, when sold by Greentree, will net $35,000, and a three-year warrant to purchase 150,000 shares of Company Common Stock at $2.62 a share.

        Depreciation and amortization expenses decreased to $140,337 in 1996 from $194,543 in 1995, primarily due to the age of the equipment and the disposal of certain California based assets.

        Net loss decreased to $3,800,995 in 1996 from $7,038,060 in 1995, resulting in a net loss per share of $1.04 in 1996 compared with $6.50 in 1995.

GREEN WORLD RESULTS OF OPERATIONS

        Green World is a development-stage company which began marketing the Talon Refrigerant Management System in February 1996. The results of operations discussed hereafter are for the period after acquisition by Westmark Group Holdings, Inc. from July 18, 1996 through September 30, 1996 per audit. Revenue for the periods was $29,221 while cost of goods sold was $10,311. The expenses of the operation consisted of General and Administrative of $85,496, Selling Expenses of $24,651 and Research and Development costs of $21,919. There is no comparative data for prior years available.

LIQUIDITY AND CAPITAL RESOURCES

        The Company uses its cash flow from whole loan sales, loan origination fees, net interest income and borrowings under its Warehouse Facility to meet its working capital needs. The Company's cash requirements include the funding of loan originations, purchases, payment of interest expenses, operating expenses, taxes and capital expenditures, along with settlement agreements negotiated during 1996.

        On December 31, 1996, the Company had a working capital deficit of $4,977,938 and total stockholders equity of $200,527. Net cash provided by operating activities was $12,024,235 in 1996 compared with net cash used by operating activities of $16,665,858 for 1995. The reason for the significant change is that the Company decreased the amount of mortgage loans held for sale by approximately $14 million at the 1996 year end, as compared to the 1995 year end. The use of operating cash is offset by funds provided by the Princap Warehouse Facility. Net cash used by financing activities was $12,173,400 compared with net cash provided from financing activities of $16,971,281 in 1995, which relates approximately to the amount outstanding pursuant to the Princap Warehouse Facility at the respective year ends. Net cash used in investing activities was ($145,358) in 1996 compared with ($101,080) in 1995.


        Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans, are essential to the continuation of the Company's ability to originate and purchase loans. The Company borrows funds on a short term basis to support the accumulation of loans prior to sale. These short-term borrowings are made under the Warehouse Facility with Princap Mortgage, Inc., The Money Store and Household Financial Services, Inc. Pursuant to the Princap Warehouse Facility, the Company has available a secured revolving credit line of $10 million to finance the Company's origination or purchase of loans, pending sale to investors. The line of credit, pursuant to the Princap Warehouse Facility, has collateral of the assignment and pledge of eligible mortgage loans, and bears interest at an annual rate of 2% above prime, payable at the time of purchase by the permanent investor. This arrangement allows the Company to utilize interest received from the borrower during the period prior to the sale of the loan. The Princap Warehouse Facility provides for a transaction charge of $140 per loan and requires the Company to possess a minimum net worth of $250,000 and a compensating cash balance on deposit in the amount of $5,000. At December 31, 1996, the balance outstanding, pursuant to this Princap Warehouse Facility, totaled $4,748,021. In 1997, the Company entered into warehouse lines of credit with The Money Store and Household Financial Services, Inc. Pursuant to the Money Store Warehouse Facility, the Company has available a $5 million line of credit with an interest rate of 1.5 % above prime and no transaction fee. Pursuant to the Household Financial Services Warehouse Facility, the Company has available a $5 million line of credit with an interest rate of 2% above prime and a $100 loan transaction fee. The Company does not have any other external lines of credit for financing.

        From December 31, 1994 through November 22, 1995, the Company had a warehouse agreement with Lomas Mortgage USA, Inc. ("Lomas") in the amount of $15 million. In August 1995, Lomas gave notice of the termination of its commitment with the Company and subsequently declared bankruptcy under Chapter 11 of the United States

Bankruptcy Code. Prior to filing for protection, Lomas notified the Company of its assignment of its repurchase agreement with the Company to PSB. Shortly thereafter, the Company obtained its current Warehouse Facility. At December 31, 1995, the outstanding balance on the line of credit with PSB was $3,333,763, which line was closed in the first quarter of 1996 when all remaining loans, that collateralized this line of credit, were sold.

        Historically, the Company has obtained financing through the issuance of its Common Stock and borrowings on a negotiated basis. During 1996, the Company issued a total of 2,815,046 shares for services rendered and converted $700,000 of indebtedness owed to MIOA into 200,000 shares of series C preferred stock with a stated value of $3.50 per share. During 1995, the Company issued 1,958,167 shares of Common Stock for cash and for other consideration as follows: (i) 1,298,388 of Company Common Stock was issued for $1,210,000 of cash and MIOA preferred stock; (ii) an aggregate of 338,000 shares of Common Stock were issued in private placements grossing approximately $875,000; and (iii) 322,167 shares of Common Stock were issued for general corporate purposes and for services rendered. In May and June 1995, the Company raised $600,000 cash through the issuance of convertible promissory notes in the principal amount of $600,000 and warrants entitling holders to purchase the securities contemplated to have been issued in the failed 1995 convertible debenture offering. In April 1996, the Company and all these investors agreed to restructure the investment and the Company paid such investors an aggregate amount of $600,000 and issued such investors 300,000 shares of Series B Preferred Stock with a stated value of $600,000.

        In addition, MIOA advanced the Company an aggregate amount of $790,000 during the 1996 first quarter (of which $700,000 was converted into 200,000 shares of series C preferred stock with a stated value of $3.50 per share) and $1,503,000 in the second quarter of 1996, primarily to fund outstanding obligations and working capital needs. During 1996, the Company reached agreements to settle approximately $848,714 of outstanding indebtedness through the sale of Common Stock issued to the creditors. In connection therewith, the Company issued these creditors 1,019,019 shares as a settlement. In the event that the sale of shares is insufficient to reach $848,714, the Company is obligated to issue additional shares in order to net the required cash payments or pay the balance in cash. The creditors are obligated to return any excess shares which are not required to be sold once they have received their full payment. The Company has received additional debt capital from external sources in 1996, as it has not relied on any additional capital from MIOA since June 1996. During the second, third and fourth quarters of fiscal 1996, the Company borrowed an aggregate of $379,000 from various individuals for working capital purposes. During the first quarter of 1997, the Company borrowed $192,000 from various individuals for working capital purposes.

        The Company's internally generated cash flows from operations has historically been and continues to be insufficient for its cash needs. It is expected that internal sources of liquidity will improve during 1997. However, until such time as the Company achieves positive cash flow before working capital changes, the Company will continue to rely on external sources for liquidity. At December 31, 1996, the Company had short-term indebtedness of $2,484,263 of which $1,727,569 is owed to MIOA. Pursuant to the terms of the Westmark-Medical Industries Agreement, this amount will be forgiven in consideration for, among other obligations, the payment of $1.5 million and the execution of a $1,803,000 promissory note. This note is amortized over a ten year period, bearing interest at the rate of 10% per annum, with a three year balloon payment. The Company expects to receive approximately $5,455,000 in net proceeds from the Reisert Financing which the Company intends to allocate as follows: $1.5 million to be paid to MIOA pursuant to the Westmark-Medical Industries Agreement, $1.1 million for the redemption of outstanding Preferred Stock, $300,000 for the payment of certain creditors, and $2,555,000 for working capital. The Company has not established any other lines of credit or other similar financial arrangements with any lenders. If it appears at any time in the future that the Company is again approaching a condition of cash deficiency, the Company will be required to seek additional debt or equity financing, sell assets, or otherwise bring cash flow in balance. The Company has had general discussions with respect to a potential sale of Green World. In the event that such sale occurs, it could improve the cash flow of the Company, however there can be no assurance that such sale will occur. There can be no assurance that the Company will be able to obtain external sources for liquidity.

INFLATION

        Although the Company believes that inflation has not had any material effect on operating results, it cannot be assured that its business will not be affected by inflation in the future.

ITEM 7.        FINANCIAL STATEMENTS

Information with respect to this item is set forth in the "Index" to Consolidate Financial Statements on Page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

        The executive officers and directors of the Company are as follows:

        NAME                         AGE    POSITION

Mark Schaftlein                      39     President, Chief Executive Officer
                                            and Director of the Company

Norman J. Birmingham                 42     Chief Financial Officer and Director

Todd Walker                          37     Secretary and Director

Louis Resweber                       35     Director

Payton Story, III                    50     Senior Vice-President and Director

    MR. SCHAFTLEIN has served as president and chief executive officer of Westmark Mortgage since February 1996. Mr. Schaftlein has served as a director of the Company since January 1996. From February 1995 until February 1996, Mr. Schaftlein was director of the non-conforming division of Westmark Mortgage, managing the transition of Westmark Mortgage from a conforming to a non-conforming lender. Mr. Schaftlein established the bulk loan sales with Household Finance Corp. and The Money Store, which the Company presently utilizes. Prior thereto, Mr. Schaftlein was a senior vice president with National Lending Center, Inc., from September 1993 until February 1995. During this time, Mr. Schaftlein expanded operations into multiple states and assisted in their expansion of B/C lending. From January 1993 until September 1993, Mr. Schaftlein served as vice president of Fleet Finance and was responsible for developing a new wholesale division in the non-conforming (B/D) credit market. From 1984 to January 1993, Mr. Schaftlein served as vice president at Citicorp. In 1996, Mr. Schaftlein also served as president of the Gold Coast chapter of the Florida Association of Mortgage Brokers.

    MR. BIRMINGHAM has served as a director since April 1996. Mr. Birmingham served as president from November 1995 to September 1996. Mr. Birmingham has served as chief financial officer since December 1996. Since July 1995, Mr. Birmingham has served as chief operating officer, president, and as a director of MIOA, whose securities are registered under Section 12 of the Exchange Act. Mr. Birmingham resigned as an officer of MIOA in June 1996 and as a director in August 1996. Mr. Birmingham has been engaged in an accounting and tax practice since 1986.

    MR. STORY has served as senior vice-president of Lending since May 1996. Formerly, Mr. Story was chief executive officer and president of West Coast Mortgage Services, Inc. from July 1985 to April 1996. Mr. Story was the marketing director of Beneficial Management Corporation in Peapock, New Jersey from January 1969 to July 1985. Additionally, Mr. Story has served as president of the Florida Association of Mortgage Brokers-Gulf Coast from 1984 to 1984. Currently, Mr. Story is a certified mortgage consultant of Florida and National Association of Mortgage Brokers.

    MR. WALKER has served as a director since January, 1996. In 1987, Mr. Walker founded, and presently serves as president of Southern Import Distributors, Inc. ("SIDI") On behalf of SIDI, Mr Walker co-founded Tampa Convention Hotel Associates, Inc., Divot Development Corporation, Herr Damm, Inc., and Mad Dogs & Englishmen. Prior to forming SIDI, Mr. Walker was a tax consultant with Arthur Anderson & Company for two years. Mr. Walker is a graduate of Tulane University (1981) and received his Masters of Business Administration degree (1985) and Juris Doctorate degree (1985) from the Tulane Graduate Business School and Tulane Law School, respectively.

    MR. RESWEBER has served as a director since December 1996. Additionally, Mr. Resweber serves as president and chief executive officer of Network Acquisition Corporation and as executive vice president and senior advisor to the Board of Network Long Distance, Inc. Formerly, Mr. Resweber served as senior vice president, Equity Markets for United Companies Financial Corp. Mr. Resweber has over 15 years' experience in finance, M&A, capital markets, strategic planning and investor relations as part of the management teams of a number of publicly traded companies.

        Directors serve until the expiration of their term at the annual meeting of stockholders. All officers serve at the discretion of the Board of Directors, subject to employment agreements. Effective February 1996, each non-employee director is entitled to receive $500 per month, and all directors are entitled to reimbursement of out-of-pocket expenses to attend Board meetings and 15,000 option upon becoming director and 12,000 options on the first day of each new year provided for in the 1994 Employee Stock Option Plan.

BOARD COMMITTEES

        The Board of Directors has appointed a compensation committee and an audit committee. The members of the compensation committee are Messrs. Schaftlein and Walker. The compensation committee reviews and recommends to the Board of Directors all forms of remuneration for directors and management of the Company and has the authority to administer the Company's 1994 stock option plan. The members of the audit committee are Messrs. Birmingham , Story and Walker. The audit committee reviews and reports to the Board on the financial results of the Company's operations and the results of the audit services provided by the Company's independent accountants, including the fees and costs for such services.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10 percent of the Company's common stock, to file reports of ownership and changes of ownership with the securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). Based solely on the reports received by the Company, the Company believes that the directors, executive officers, and greater than ten percent beneficial owners complied with all applicable filing requirements during the fiscal year ended December 31, 1996, except as follows. In April 1996, Mr. Schaftlein was issued a five year option to purchase 45,000 shares of Company Common Stock at an exercise price of $2.25 per share.

        ITEM 10.                     EXECUTIVE COMPENSATION

        EXECUTIVE COMPENSATION

        Mark Schaftlein served as the chief operating officer of the Company since September 11, 1996. Norman J. Birmingham served as chief executive officer of the Company from January 1, 1996 through September 10, 1996. The following table sets forth the information with respect to the chief executive officers during fiscal 1996. No other executive officer of the Company received total annual salary and bonus for the 1996 fiscal year in excess of $100,000.


                           SUMMARY COMPENSATION TABLE

                                                                                                    LONG-TERM
                                                           ANNUAL COMPENSATION                     COMPENSATION
                                                    ----------------------------   --------------------------------------------
NAME AND PRINCIPAL                     FISCAL                       OTHER ANNUAL     STOCK         OPTIONS AND     ALL OTHER
    POSITION                            YEAR         SALARY         COMPENSATION   ISSUANCES         WARRANTS      COMPENSATION
                                        ----        --------           ------        ------           ------       ------------
Mark Schaftlein, ................       1996        $143,353(1)        $3,353          --             90,000(2)
  Chief Executive ...............       1995        $100,685             --            --              1,500           --
  Officer .......................       1994            --               --            --               --             --

Norman J. Birmingham,............       1996        $ 87,500             --            --             90,000(2)        --
  Chief Financial ...............       1995             -0-             --            --               --             --
  Officer .......................       1994            --               --            --               --             --

Michael Morrell..................                  NEED TO UPDATE

------------------
(1) Includes $3,353 in other annual compensation comprised of a car allowance.

(2) Only 45,000 of these options have vested.

EMPLOYMENT AGREEMENTS

       In April 1996, Mr. Birmingham entered into a three-year employment agreement with the Company which provides for an annual base salary of $87,500. Additionally, Mr Birmingham was issued a warrant to purchase 90,000 shares, 45,000 of which are currently exercisable over a five-year term at $2.25 per share, and 45,000 of which vest in full if the Company's net income in 1996, 1997 or 1998 is $480,000 (and vest on a pro-rata basis if a lesser amount of net income is earned in those periods), exercisable during a five year term from the date of vesting in full. In the event an employment agreement is terminated other than for "just cause," such terminated employee would be entitled to receive one-year's salary. Additionally, Mr. Birmingham has deferred $18,227 of his 1996 salary.

       In March of 1997, Mr. Schaftlein entered into a three-year employment agreement which provides for an annual base salary of $150,000 the first year, $162,000 the second year and $174,000 the third year and an aggregate of 600,000 incentive stock options vesting immediately with the exercise prices ranging from $1.00 to $2.00 per share. Additionally, Mr. Schaftlein was issued a warrant to purchase 90,000 shares, 45,000 of which are currently exercisable over a five-year term at $2.25 per share, and 45,000 of which vest in full if the Company's net income in 1996, 1997 or 1998 is $480,000 (and vest on a pro-rata basis if a lesser amount of net income is earned in those periods), exercisable during a five-year term from the date of vesting in full. In the event an employment agreement is terminated other than for "just cause," such terminated employee would be entitled to receive one-year's salary.
Additionally, Mr. Schaftlein has deferred $45,416 of his 1995 and 1996 salaries.

       In March of 1997, Mr. Story entered into a three-year employment agreement which provides for an annual base salary of $126,000 the first year, $138,000 the second year and $150,000 the third year, and an aggregate of 400,000 incentive stock options, vesting immediately with exercise prices ranging from $1.00 to $2.00.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT

         The following table presents certain information regarding the beneficial ownership of all shares of Common Stock at April 4, 1997 by (i) each person who owns beneficially more than five percent of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each named executive officer and (iv) all directors and officers as a group.


NAME AND ADDRESS(1)           SHARES OF COMMON STOCK    PERCENT OF VOTING POWER
----------------            ----------------------    -----------------------
GTB Company                         2,888,889(2)                31.1%
Louis Resweber                        250,000(3)                 2.7%
Mark Schaftlein                       649,667(4)                 7.0%
Norman Birmingham                      46,000(5)                    *
Todd Walker                             -                       -
Payton Story                          400,000(6)                 4.3%
All officers and directors
 as a group (five persons)          1,345,667(7)                14.5%
---------
*   Less than one percent.

1 The address for the above referenced stockholders is 355 N.E. Fifth Avenue, Delray Beach, FL 334831, except for Medical Industries of America, Inc., which is 1903 S. Congress Avenue, #400, Boynton Beach, FL 33426.

2 Issued pursuant to Westmark-GTB Agreement. See "The Company -- Recent Developments."

3   Includes a warrant to purchase 250,000 shares of Common Stock.

4 Includes options and warrants currently exercisable to purchase an aggregate of 646,500 shares of Common Stock.

5 Includes an option presently exercisable to purchase 45,000 shares of Common Stock.

6   Includes options to purchase an aggregate of 400,000 shares of stock.

7 Includes options and warrants to purchase an aggregate of 342,500 shares of Common Stock.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Effective November 1995, MIOA purchased 1,298,388 shares of Common Stock for a purchase price of $3,210,000, comprised of $1,210,000 cash and cash equivalents, and the issuance of 200,000 shares of MIOA series B convertible preferred stock with a stated value of $10 per share. The stock purchase agreement provides that MIOA ownership position, equal to 49% of the shares of Company Common Stock actually outstanding, shall not be diluted below 49%, with additional shares to be issued to MIOA to maintain such ownership position. In May 1996, the Company issued MIOA 368,896 shares of Common Stock in order to maintain such percentage ownership. As additional shares of Common Stock are issued by the Company, out of the new issuances or on exercise of outstanding warrants and options and conversion of outstanding Preferred Stock, additional adjustments will be made resulting in additional shares issued to MIOA in order to maintain such 49% ownership interest. Subsequent to the November 1995 purchase agreement, MIOA has loaned the Company an aggregate of $2,293,000 pursuant to one-year notes, bearing interest at the rate of 10% per annum. Effective 1996, MIOA converted $700,000 of this indebtedness into 200,000 shares of series C preferred stock with a stated value of $3.50 per share. In January 1997, the Company and MIOA entered into an agreement whereby the Company agreed to pay MIOA $3,953,000 in exchange for the return of Company capital stock held by MIOA, the relinquishment of anti-dilution protection, and the agreement to reissue an aggregate of 400,000 shares of Company Common Stock to MIOA in conjunction with certain of the cash payments.

    The then officers of the Company, Messrs. Morrell and Gardener and Linda Moore resigned as officers and Mr. Morrell resigned as a director in November 1995. Subsequent to their resignations, Mr. Morrell and Ms. Moore entered into to termination agreements and consulting agreements with the Company. Various disputes arose in connection with the performance of those agreements, and in January 1997, the parties entered in to a settlement agreement. The settlement agreement provides that the Company shall pay unpaid salary to Mr. Morrell in the sum of $115,000 contemporaneously with the close of any transaction by which the Company shall receive additional capitalization in the minimum sum of $3,000,000. If no such capitalization is received, the $115,000 shall be paid through the issuance of shares registered pursuant to form S-8. In addition, Mr. Morrell was paid $114,000 through the issuance of shares registered pursuant to form S-8. Interest in the sum of $31,000 is to be satisfied by the partial assignment of a promissory note receivable or shares of common stock of Green World received by the Company in connection with the spin-off of Green World to its shareholders. Mr. Morrell was reimbursed $1,000 for business expenses in February 1997. The Company leases certain of its facilities from Mr. Morrell at rates it believes reflect fair market value. In February 1997, Mr. Morrell was paid $13,800 for past due rental obligations. In January 1997, Mr. Morrell was paid $45,000 in delinquent consulting fees through the issuance of shares registered pursuant to form S-8, and the Company and Mr. Morrell agreed that the remaining monthly consulting fees in the amount of $7,500 per month for 22 months would be paid in cash or through the issuance of shares registered pursuant to form S-8. The Company reimbursed Mr. Morrell $5,400 for automobile lease expenses, and Mr. Morrell returned the vehicle to the Company in February 1997. Mr. Morrell was issued a one year option to purchase 125,000 shares of common stock at an exercise price of $1 per share, and a one year warrant to purchase 100,000 shares of common stock at an exercise price of $.81 per share. Ms. Moore is to receive unpaid salary in the sum of $40,000 contemporaneously with the close of any transaction by which the Company shall receive additional capitalization in the minimum sum of $3,000,000. If no such capitalization is received, the $40,000 shall be paid through the issuance of shares registered pursuant to form S-8. In addition, Ms. Moore was paid $40,000 through the issuance of shares registered pursuant to form S-8. Interest in the sum of $9,000 is to be satisfied by the partial assignment of a promissory note receivable or shares of common stock of Green World received by the Company in connection with the spin-off of Green World to its shareholders. In January 1997, Ms. Moore was paid $24,000 in delinquent consulting fees through the issuance of shares registered pursuant to form S-8, and the Company and Ms. Moore agreed that the remaining monthly consulting fees in the amount of $4,000 per month for four months would be paid in cash or through the issuance of shares registered pursuant to form S-8. Ms. Moore was issued a one year option to purchase 67,000 shares of common stock at an exercise price of $1 per share, and a one year warrant to purchase 53,333 shares of common stock at an exercise price of $.81 per share. Mr. Gardner was issued 25,000 shares of Common Stock and severance compensation in the amount of $54,000.

        GTB Company is controlled by Bradley Ray and the principal stockholder is Charles Chillingworth. PBF is controlled by Bradley Ray and Charles Chillingworth. In September 1996, Mr. Chillingworth was issued 36,551 unrestricted shares of Common Stock, registered pursuant to a registration statement on form S-8, for services rendered. In January 1997, Mr. Chillingworth was issued 21,000 shares of common stock for services rendered. In June 1996, Mr. Ray was issued 150,000 unrestricted shares of Common Stock, registered pursuant to a registration statement on form S-8, for services rendered, pursuant to a January 1996 consulting agreement. Furthermore, an affiliate of Mr. Chillingworth loaned the Company $150,000 pursuant to notes that mature in June 1997, bear interest at the rate of 10% per annum and are convertible at a conversion price of $.69 per share. Mr. Ray loaned the Company $61,251 in July 1996, which note matures in July 1997, bears interest at the rate of 10% per annum payable quarterly, and is non-convertible.

        In March 1997, PBF loaned the Company $150,000 pursuant to a note that matures in March 1998, bears interest at a rate of 10% per annum and is currently convertible at a conversation price of $.87.

        In March 1996, Mr. Hollenbeck agreed with the Company to provide for the redemption of his 290,000 shares of Common Stock based on the then market price in exchange for, among other considerations, a two-year consulting agreement providing for the payment of $75,000 in the first year and $90,000 in the second year, $400,000 cash, and the issuance of 100,000 shares of Series A Preferred Stock in April 1996. In December 1996, Mr. Drew Hollenbeck relinquished his right to force the Company to redeem the Series A Preferred Stock. Series A Prreferred Stock convertible into 800,000 shares of Common Stock upon the effective date of the Form SB-2 Registration Statement, Registration Number 333-05569.

ITEM 13.             EXHIBITS

The following exhibits are to be filed as part of the Registration Statement:

               EXHIBIT NO.   IDENTIFICATION OF EXHIBIT

2.1(3)    Form of Merger between Colorado and Delaware Companies

3.1(1)(2) Articles of Incorporation of the Company and Amendments thereto

3.2(3) Certificate of Incorporation of the Company, filed in the office of the Secretary of State of Delaware on May 10, 1996, and incorporated herein by reference

3.3(1)    By-Laws of the Company

4.1(5)    Form of specimen Common Stock

4.2(3)    Series A Preferred Stock Designation

4.3(3)    Series B Preferred Stock Designation

4.4(3)    Series C Preferred Stock Designation

4.5(3)    Series D Preferred Stock Designation

4.6(3)    Series E Preferred Stock Designation

4.7(3)    Series F Preferred Stock Designation

5.1(3)    Opinion Regarding Legality

10.1(3)   Westmark Mortgage Acquisition Agreement

10.2(3) Mortgage Warehouse and Security Agreement between the Company and Princap Mortgage Warehouse, Inc. dated October 26, 1995

10.3(3) Purchase and Sale Agreement between the Company and MIOA dated November 1995, as amended.

10.5(3)   Rodger Stubbs Termination Agreement

10.6(3)   Michael Morrell Termination Agreement

10.7(3)   Linda Moore Termination Agreement

10.8(3)   Norman J. Birmingham Employment Agreement

10.9(3)   Mark Schaftlein Employment Agreement

10.10(3)  Payton Story Employment Agreement

10.11(3)  Louis Resweber Director Agreement

10.12(3)  Norman J. Birmingham Warrant

10.13(3)  Mark Schaftlein Warrant

10.14(3)  1990 Non-Qualified Stock Option Plan

10.15(3)  1993 Non-Qualified Stock Option Plan

10.16(3)  1994 Non-Qualified Stock Option Plan

10.17(3) Settlement Agreement between the Company and Greentree Mortgage Company dated April 19, 1996

10.18(3) Settlement Agreement between the Company and First American Flood Data, Inc. dated March 29, 1996

10.19(3) Note Modification Agreement between the Company and Dolan Development Partners, Inc. dated July 12, 1995

10.20(3) Form of Settlement Agreement between the Company and Each Party to the Bridge Financing dated April 1, 1996

10.21(3) Settlement Agreement between the Company and James S. Hull dated April 25, 1996

10.22(3) Settlement Agreement between the Company and Svarna Offshore Fund dated March 21, 1996

10.23(3) Settlement Agreement between the Company and Drew Hollenbeck dated March 21, 1996

10.24(3) Settlement Agreement between the Company and Nationwide Computer Corporation dated March 26, 1996

10.25(3) Settlement Agreement between the Company and Teletrend Communications dated March 27, 1996

10.26(3) Settlement Agreement between the Company and Mortgage Quality Management, Inc. dated March 27, 1996

10.27(3) Settlement Agreement between the Company and Hakman & Company dated March 27, 1996

10.28(3) Settlement Agreement between the Company and Republic Indemnity dated February, 1996

10.29(3) Settlement Agreement between the Company and Jackson, Tufts, Cole & Black dated February 22, 1196

10.30(3)  Settlement Agreement between the Company and Cassidy & Associates

10.31(3) Settlement Agreement between the Company and Howard Rice dated March 26, 1996

10.32(3) Settlement Agreement between the Company and M.S. Farrell & Company, Inc. dated May 29, 1996

10.33(3)  Settlement Agreement between the Company and Ahmad F. Moradi

10.34(5)  Settlement Agreement between the Company and Grubb & Ellis

10.35(3)  Settlement Agreement between the Company and Ousley, Inc.

10.36(3)  Settlement Agreement between the Company and Curci-England

10.37(5)  Settlement Agreement between the Company and Charles Chillingworth

10.38(3)  Louis Resweber Director Compensation Agreement

10.39(3)  Agreement between the Company and GTB Company

10.40(3)  Agreement between the Company and PBF Land Company

10.41(3)  Green World Stock Purchase Agreement

10.42(3) Settlement Agreement between the Company and Medical Industries of America, Inc., and Amendment thereto

10.43(3)  Drew Hollenbeck Conversion Notification

21.1(3)   List of Subsidiaries

24.1(3)   Consent of Comiskey & Company, P.C.

24.2(3)   Consent of Brewer & Pritchard, P.C. (Contained in Exhibit 5.1)

---------------------

(1) The information required by this exhibit is incorporated by reference to the exhibits filed in connection with the Company's prior Registration Statement on Form S-18 (Commission File No. 33-16715-D)

(2) The Articles of Amendment to the Articles of Incorporation dated July 11, 1994, were attached to the December 31, 1994 Form 10-KSB.

(3) The information required by this exhibit is incorporated by reference to the exhibits filed in connection with the Company's Registration Statement on Form SB-2 (Commission File No. 333-05569).

                          Westmark Group Holdings, Inc.
                        Consolidated Financial Statements
                                December 31, 1996

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

We have audited the accompanying consolidated balance sheet of Westmark Group Holdings, Inc. as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our repsonsiblity is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westmark Group Holidings, Inc. as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in footnote 2, the Company has incurred repeated operating losses, has a deficit in working capital, and insufficient equity for certain contractual commitments. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans with respect to these conditions are also described in footnotes 2 and 9. The accompanying financial statements do not include any adjustments which might be necessary should the Company be unable to accomplish its plans.

Aurora, Colorado
March 11, 1997

                                                     COMISKEY & COMPANY
                                               PROFESSIONAL CORPORATION

WESTMARK GROUP HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1996

ASSETS
Current Assets

   Cash and Cash equivalents ..............................      $    17,393.00
   Mortgage Loans Held for Sale ...........................      $ 4,995,193.00
                                                                 --------------
   Total current assets ...................................      $ 5,012,586.00

Property and Equipment

   Office buildings .......................................      $   167,560.00
   Office furniture and equipment .........................      $   398,058.00
                                                                 --------------
                                                                 $   565,618.00
   Accumulated depreciation ...............................      $   292,991.00
                                                                 --------------
   Property and equipment, net ............................      $   272,627.00

Other assets

   Investment in preferred stock ..........................      $ 2,000,000.00
   Investment in land .....................................      $ 1,000,000.00
   Investment in Green World
    Technologies, Inc. (at equity) ........................      $ 1,118,450.00
   Goodwill, net of amortization ..........................      $   719,889.00
   Dividends receivable ...................................      $   140,000.00
   Deposits and other assets ..............................      $     2,499.00
                                                                 --------------
   Total other assets .....................................      $ 4,980,838.00
                                                                 ==============
   Total assets ...........................................      $10,266,051.00

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

   Warehouse line payable .................................      $ 4,748,021.00
   Accounts payable .......................................      $ 1,598,045.00
   Notes payable - current ................................      $ 2,484,263.00
   Accrued settlement obligation ..........................      $   407,560.00
   Accrued misc. liabilities ..............................      $   279,215.00
   Dividends payable ......................................      $   126,000.00
   Accrued payroll taxes ..................................      $   105,728.00
   Accrued interest .......................................      $   241,692.00
                                                                 --------------
   Total current liabilities ..............................      $ 9,990,524.00

Callable preferred stock - Series A -
18,750 shares outstanding .................................      $    75,000.00

Stockholders' equity

   Preferred stock, $0.001 par value, 10,000,000
   shares authorized, 780,000 shares issued
   and outstanding ........................................      $ 3,250,000.00
   Common stock, $0.001 par value, 50,000,000
   shares authorized, 4,833,002 shares issued
   and outstanding ........................................      $     4,833.00
   Additional paid-in capital .............................      $24,801,364.00
   Accumulated deficit ....................................     ($26,655,416.00)
                                                                 --------------
                                                                 $ 1,400,781.00
   Stock issued but unearned/unpaid .......................      ($1,200,254.00)
                                                                 --------------
   Total stockholders' equity .............................      $   200,527.00
                                                                 --------------
Total liabilities and stockholders' equity ................      $10,266,051.00
                                                                 ==============

The accompanying notes are an integral part of the financial statements.

WESTMARK GROUP HOLDINGS, INC.
STATEMENT OF LOSS AND ACCUMULATED DEFICIT
For the years ended December 31, 1996 and 1995

                                                                                                    For the year ended Dec. 31,
                                                                                            ---------------------------------------
                                                                                                 1996                       1995
                                                                                            ------------              -------------
REVENUES
       Loan origination fees ..................................................               355,255.00                 544,386.00
       Gain on sale of loans ..................................................             1,881,068.00               1,569,559.00
       Investment income - mortgages ..........................................               584,399.00                 938,657.00
       Other ..................................................................                83,199.00                  54,298.00
                                                                                            ------------              -------------
                                                                                            2,903,921.00               3,106,900.00
EXPENSES
       Direct loan fees .......................................................               432,425.00                 212,309.00
       Interest expense .......................................................             1,172,852.00               1,223,875.00
       Non-cash compensation ..................................................             1,153,318.00               1,099,000.00
       General and administrative .............................................             3,930,199.00               6,775,395.00
       Loss on write-down of REO's ............................................                       --                 124,654.00
       Loss on write-down of servicing receivable .............................                       --                 179,663.00
       Depreciation ...........................................................                74,393.00                  95,627.00
       Amortization ...........................................................                65,944.00                  98,916.00
       Bad debts ..............................................................                       --                  80,521.00
       Loss on investment in Greentree ........................................                       --                 225,000.00
       Repurchase losses ......................................................                       --                 480,000.00
                                                                                            ------------              -------------
       Total expenses .........................................................             6,829,131.00              10,594,960.00

Net operating loss ............................................................             (3,925,210.00)            (7,488,060.00)

Other income (expense)
       Dividend income ........................................................               140,000.00                         --
       Equity in earnings of unconsolidated
        subsidiary ............................................................              (113,156.00)                        --
                                                                                            ------------              -------------
Loss from continuing operations before income tax .............................             (3,898,366.00)            (7,488,060.00)

Provision for income tax benefit ..............................................                39,000.00                 180,000.00
                                                                                            ------------              -------------
Net loss before extraordinary items ...........................................             (3,859,366.00)            (7,308,060.00)

Extraordinary items
       Gain on extinguishment of debt, (net of
        tax of $180,000) ......................................................                       --                 270,000.00
       Gain on disposal of subsidiary (net of
        tax of $39,000) .......................................................                58,371.00                         --
                                                                                            ------------              -------------
       Net Loss ...............................................................             (3,800,995.00)            (7,038,060.00)

Per share amounts
       Loss from continuing operations ........................................                    (1.06)                     (6.75)
       Extraordinary items ....................................................                     0.02                       0.25
                                                                                            ------------              -------------
       Net loss per share .....................................................                    (1.04)                     (6.50)
                                                                                            ============              =============
       Weighted average number of shares outstanding ..........................             3,660,340.00               1,082,371.00
                                                                                            ============              =============

The accompanying notes are an integral part of the financial statements. WESTMARK GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
DECEMBER 31, 1996 and 1995

                                                                                                      YEAR ENDED DECEMBER 31,
                                                                                               ------------------------------------
                                                                                                      1996                     1995
                                                                                               -----------              -----------
CASH FLOWS FROM OPERATIONS:
   Consolidated net loss ..........................................................           ($ 3,800,995)           ($  7,038,060)
   Adjustments to reconcile net loss to net cash
      flows from operations
         Depreciation and amortization ............................................                140,337                  194,543
         Non-cash compensation and stock for services .............................              1,153,318                1,745,151
         Loss on disposal of assets ...............................................                 71,856                  124,654
         Loss on investment in Greentree ..........................................                   --                    225,000
         Pre-tax extraordinary gains ..............................................                (97,371)                (450,000)
         Equity in earnings of unconsolidated subs ................................                113,156                     --
                                                                                              ------------            -------------
            Net cash used by operations before working
               capital changes ....................................................             (2,419,699)              (5,198,712)

         Net (increase) decrease in accounts receivable ...........................                384,428                  466,498
         (increase) decrease in other current assets ..............................                   --                    368,693
         (increase) decrease in mortgage loans held for sale ......................             14,484,836              (14,208,495)
         (increase) decrease in dividend receivable ...............................               (140,000)                    --
         (increase) decrease in other assets ......................................                 25,329                1,020,004
         Increase (decrease) in accounts payable ..................................               (122,106)                 860,895
         Increase (decrease) in current liabilities ...............................               (188,553)                  25,259
                                                                                              ------------            -------------
            Net cash provided (used) by operations ................................             12,024,235              (16,665,858)

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash invested in Greentree Mortgage ............................................                   --                   (100,000)
   Purchase of fixed assets and improvements ......................................                (13,752)                 (50,133)
   Proceeds from sale of real estate ..............................................                   --                     49,053
   Advances to unconsolidated subsidiary ..........................................               (131,606)                    --
                                                                                              ------------            -------------
            Net cash used by investing activities .................................               (145,358)                (101,080)

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings on line-of-credit ...................................................             73,633,630              158,020,868
   Repayments on line-of-credit ...................................................            (87,511,475)            (144,480,885)
   Sale of stock for cash .........................................................                920,000                1,725,081
   Repurchases of common stock ....................................................               (802,000)                    --
   Proceeds from issuance of notes payable ........................................              1,661,988                1,808,500
   Payments on line-of-credit and other notes payable .............................                (75,543)                (102,283)
                                                                                              ------------            -------------
            Net cash provided (used) by financing activities ......................            (12,173,400)              16,971,281
                                                                                              ------------            -------------
            Net decrease in cash and cash equivalents .............................               (294,523)                 204,343

   CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...................................                311,916                  107,573
                                                                                              ------------            -------------
   CASH AND CASH EQUIVALENTS, END OF YEAR .........................................                 17,393                  311,916
                                                                                              ============            =============

The accompanying notes are an integral part of the financial statements

WESTMARK GROUP HOLDINGS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1996

                                              Non-Callable
                                             Preferred stock               Common stock               Additional          Other
                                          --------------------      ---------------------------        Paid In           equity
                                          # shares      amount       # shares          amount        Capital         reductions
                                          -------     ---------     ----------      -----------      -----------      ----------
Balance, December 31, 1994 ..........        --            --          674,605       17,271,983           54,688            --

Issuance of common stock
January 1995 - December 1995 ........        --            --        1,958,167        5,893,954             --              --

Paid in capital from option
arrangements ........................        --            --             --               --          1,099,000            --

Net Loss ............................        --            --             --               --               --              --
                                          -------     ---------     ----------      -----------      -----------      ----------

Balance December 31, 1995 ...........        --            --        2,632,772       23,165,937        1,153,688            --

Repurchase and retirement
of common shares
April 1996 ..........................        --            --         (240,000)        (802,000)            --              --

Issuance of common stock
for services and debt conversions
March 1996 - October 1996 ...........        --            --        2,420,230        1,798,572             --          (950,254)

Issuance of common stock for cash ...        --            --           20,000           20,000             --              --

Issuance of Non-Callable
Series B Preferred Shares
for cancellation of warrants
April 1996 ..........................     300,000       600,000           --               --           (600,000)           --

Issuance of Non-Callable
Series C Preferred Shares
for cash
April 1996 ..........................     200,000       700,000           --               --               --              --

Issuance of Non-Callable
Series D Preferred Shares
for subscription receivable
August 1996 .........................      50,000       250,000           --               --               --          (250,000)

Issuance of Non-Callable
Series E Preferred Shares
for cash and acquisition of
Green World Technology
July 1996 ...........................     130,000     1,300,000           --               --               --              --

Reclassification of 400,000 shares
of preferred A to non-callable to
reflect the relinquishment of the
call provision by the holder in
December, 1996  .....................     100,000       400,000           --               --               --              --

Cumulative preferred dividends
payable .............................        --            --             --               --               --              --

Non cash compensation recognized
for warrant issuances ...............        --            --             --               --             70,000            --

Adjustment to reflect reincorporation
in Delaware and change from
no par value common stock to
par value common stock ..............        --            --             --        (24,177,676)      24,177,676            --


Net loss ............................        --            --             --               --               --              --
                                          -------     ---------     ----------      -----------      -----------      ----------
Balance, December 31, 1996 ..........     780,000     3,250,000      4,833,002            4,833       24,801,364      (1,200,254)
                                          =======     =========     ==========      ===========      ===========      ==========

                                                              Total
                                             Accumulated    Stockholders'
                                               Deficit        Equity
                                           -----------      ----------
Balance, December 31, 1994 ..........      (15,690,361)      1,636,310

Issuance of common stock
January 1995 - December 1995 ........             --         5,893,954

Paid in capital from option
arrangements ........................             --         1,099,000

Net Loss ............................       (7,038,060)     (7,038,060)
                                           -----------      ----------

Balance December 31, 1995 ...........      (22,728,421)      1,591,204

Repurchase and retirement
of common shares
April 1996 ..........................             --          (802,000)

Issuance of common stock
for services and debt conversions
March 1996 - October 1996 ...........             --           848,318

Issuance of common stock for cash ...             --            20,000

Issuance of Non-Callable
Series B Preferred Shares
for cancellation of warrants
April 1996 ..........................             --              --

Issuance of Non-Callable
Series C Preferred Shares
for cash
April 1996 ..........................             --           700,000

Issuance of Non-Callable
Series D Preferred Shares
for subscription receivable
August 1996 .........................             --              --

Issuance of Non-Callable
Series E Preferred Shares
for cash and acquisition of
Green World Technology
July 1996 ...........................             --         1,300,000

Reclassification of 400,000 shares
of preferred A to non-callable to
reflect the relinquishment of the
call provision by the holder in
December, 1996  .....................             --           400,000

Cumulative preferred dividends
payable .............................         (126,000)       (126,000)

Non cash compensation recognized
for warrant issuances ...............             --            70,000

Adjustment to reflect reincorporation
in Delaware and change from
no par value common stock to
par value common stock ..............             --              --


Net loss ............................       (3,800,995)     (3,800,995)
                                           -----------      ----------
Balance, December 31, 1996 ..........      (26,655,416)        200,527
                                           ===========      ==========

The accompanying notes are an integral part of the financial statements.

WESTMARK GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Organization
     Westmark Group Holdings, Inc. ("the Company") is a financial services company that, through its wholly owned subsidiary, Westmark Mortgage Corporation ("Westmark Mortgage") is engaged in the business of originating, purchasing and selling mortgage loans. The Company sells both conforming loans (generally those borrowers with perfect or good credit) and non-conforming loans (generally below average and delinquent credit). Originally incorporated in Colorado in 1986, the Company reincorporated in the state of Delaware in June 1996.

     Principles of Consolidation
     For all periods presented, the consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, Westmark Mortgage Corporation. Until its disposal in July 1996, Network Capital Group (an inactive wholly owned subsidiary with an interest in real property) is included in the consolidation. The Company's investment in Green World Technologies, Inc. is being accounted for on the equity method, since the Company's control of this entity is likely to be temporary. Intercompany transactions have been eliminated in consolidation.

     Mortgage Loans Held for Sale
     Mortgage loans are originated by retail brokers and purchased by the Company to be sold to investors. The loans are reported at the lower of cost or market. Loans covered by commitments are valued as specified in the commitment. Loans not covered by specific commitments are valued at market, as determined by reference to the Company's normal market outlets.

     At December 31, 1996, loans held for sale were valued at cost, which was lower than market. Anticipated prepayments on principal amounts of loans are not considered significant, since all loans are sold to investors, are generally held for a period of 60 days or less before the sale occurs, and are sold along with the related servicing rights.

     Real Estate Acquired in Settlement of Loans Repurchased
     Real estate acquired in settlement of loans repurchased (REO property) is recorded at the lower of cost of market.

     Revenue Recognition
     Premiums associated with the rights to service loans, fees for loan origination, the associated retail correspondent costs, and direct costs of originating loans are deferred and reflected in operations when the underlying loan is sold.

     Non-Cash Compensation
     Equity instruments issued to acquire goods and services from nonemployees have been accounted for based on the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measurable. Shares issued in consideration of services to be performed in future periods are considered unearned, and are shown as a deduction from shareholders' equity.

     Property and Equipment
     Property and equipment is recorded at cost less accumulated depreciation. Depreciation is computed on a straight line basis over estimated useful lives ranging from 4 to 7 years for office furnishings and equipment and 30 years for buildings.

     Investment in Real Estate
     The Company's investment in real estate is carried at the lower of cost or estimated fair value determined with respect to outside appraisal. This property is considered available for sale.

     Compensated absences
     Compensated absences are accrued as earned.

     Earnings per share
     Primary earnings per share have been computed using the weighted average shares outstanding. Fully diluted earnings per share has not been presented, since the effect of common share equivalents would be anti-dilutive.

     Goodwill
     Goodwill is being amortized over ten years using the straight-line method. Goodwill is evaluated periodically in accordance with the provisions of SFAS 121- Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

     Income taxes
     Income taxes are allocated among subsidiaries in the ratio that each subsidiary contributes to the consolidated liability. Deferred taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes and as a result of non-benefitted net operating loss carryforwards.

     Cash equivalents
     For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Financial instruments
     The fair values of financial instruments closely approximate their carrying values in the accompanying financial statements with the exception of the Company's loans held for sale. Market value of loans held for sale, determined with reference to existing commitments, was $5,579,162.

     Reclassifications
     Certain reclassifications have been made to the 1995 consolidated financial statements to conform to the 1996 presentation.

     Use of Estimates
     The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

2.   COMMITMENTS AND CONTINGENCIES
     Classification as a going concern
     The Company has incurred significant and recurring operating losses, including $3.8 million in 1996 and $7.0 million in 1995. It has historically supplemented its operating cash flows with financing from outside sources. At December 31, 1996, the Company had negative working capital of $5.0 million, including $2.7 million in notes currently due by their terms or scheduled to come due in 1997. In addition, the Company has negotiated several settlement agreements with its creditors to settle its outstanding obligations through the issuance of stock. To date, the Company has been unsuccessful in registering the shares underlying many of these settlement agreements, and consequently various settlement defaults have resulted in unsatisfied judgments against the Company.

     The Company is required to maintain $1,000,000 in stockholders equity to remain listed for quotation on the NASDAQ SmallCap Market. With total stockholders' equity of $200,000 the Company does not meet this requirement. If the Company is unable to satisfy the requirements for continued listing with NASDAQ, trading, if any, in the securities listed thereon would be conducted in the over-the-counter market of the National Quotation Bureau or on the OTC Bulletin Board. This could significantly curtail the trading market for the Company's common stock. In the absence of a trading market for the Company's common stock, the Company will be unable to effect equity settlements for its outstanding debt or to satisfy existing settlement agreements though the issuance of shares.

     As further described in footnote 9, the Company has entered into an agreement to conduct a best efforts offering of preferred stock for a minimum of $3 million and a maximum of $6 million gross proceeds. Concurrently with and contingent upon the success of this offering is an agreement to defer or repay $ 1.7 million in outstanding debt payable to Medical Industries of America, Inc. (formerly Heart Labs of America, Inc.), a significant shareholder. Since the offering is conducted on a best efforts all-or-none minimum basis, there can be no guarantee that the offering will be successful and that the related restructuring of debt will be accomplished. Failure to obtain sufficient outside financing will have a direct, material adverse effect on the future operations of the Company.

     The Company believes that even in the event that the minimum amount of this offering is sold, the proceeds would be sufficient to restructure the Company's existing debt in such a way as to make possible its repayment with internally generated cash flows in the ordinary course of business. In addition, the restructuring is intended to result in improvements to the financial position of the Company which would allow for continuing inclusion on the NASDAQ SmallCap Market quotation system.

     Antidilution agreement
     The Company has an agreement with Medical Industries of America, Inc.,
     (MIOA) a 49% shareholder of the Company, to issue shares to MIOA which will be sufficient to maintain its 49% interest in the Company. As of December 31, 1996, the Company has not issued all of these shares. In the transaction more fully described in footnote 9, MIOA has agreed to relinquish its right to receive these shares as part of a restructuring of its ownership in WGHI and the renegotiation of certain debt advances by MIOA to WGHI.

     Off Balance Sheet Risk
     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments represent commitments to fund loans and involve, to varying degrees, elements of interest-rate risk and credit risk in excess of the amount recognized in the balance sheet. The interest-rate risk is mitigated by the Company's commitments to sell loans to investors. The credit risk is mitigated by the Company's evaluation of the creditworthiness of potential borrowers on a case-by-case basis.

     At December 31, 1996, there were no interest rate commitments on loans in the pipeline, since the majority of the pipeline was comprised of B/C loans which are not typically locked by the borrower. The Company had interest rate commitments (rate locks) totaling $1.6 million at December 31, 1995. The total loan pipeline at those dates was $18,364,000 and $33,718,000, respectively. It is impractical to estimate market value of the portfolio at December 31, 1996, since its value is dependent on interest rates, time of closing, turndown ratio, and other variables which cannot be determined with any reasonable certainty at this time.

     At December 31, 1996, loans held for sale was comprised of 10% "A" (conforming) loans and 90% "B/C" (non-conforming) loans. At December 31, 1995, the breakdown was 78% "A" loans and 22% "B" loans.

     Litigation in Process

     The Company is a defendant in Robert J. Conover vs. Greentree Mortgage Co., L.P.. and Greentree Management Corporation (collectively "Greentree"), Westmark Group Holdings, Inc., Westmark Mortgage Corporation and Michael F. Morrell. The plaintiff served as president and chief financial officer of Greentree pursuant to an employment agreement between the plaintiff and Greentree. Plaintiff was discharged from those positions in September 1995. Plaintiff brought this action for compensatory damages based upon an alleged breach of such employment agreement. Greentree disputes the allegations of the complaint. The Company believes that there is no legal justification for the joinder of the Company and Mr. Morrell as defendants in the pending dispute between the plaintiff and Greentree, and that the likelihood of loss in this matter is remote. Consequently, no amount has been accrued in this matter at December 31, 1996.

     The Company is a defendant in Conway et al v. Danna, Network Financial Services, Inc., et al. The suit alleges Unfair Practices; Fraud (Negligent Misrepresentations; Intentional Misrepresentations; Concealment); Breach of Written Contract; Breach of Implied Covenant of Good Faith and Fair Dealing; Common Count; and Breach of California Securities Statutes against Network Financial Services, Inc. (AKA Westmark Group Holdings, Inc.) and others. The Company considers the risk of loss in this matter to be remote and, consequently, no amount has been accrued at December 31, 1996.

     The Company is a defendant in Knight v. Lomas Mortgage U.S.A. and Westmark Mortgage Corporation. The complaint is based upon a contention by the

     Plaintiff that Lomas Mortgage U.S.A. as the servicing agent wrongfully impaired the credit rating of Plaintiff and breached the written agreement between the parties. The company has been named as a party defendant in view of the original contractual relationship between the Plaintiff and Westmark. The Company considers the risk of loss in this matter to be remote, and consequently, no amount has been accrued as of December 31, 1996.

     The Company is a defendant in Ortega v. Michael Santa Maria et al filed in Orange County Superior Court of the State of California. The complaint is based upon a contention by the Borrower Ortega that Santa Maria, individually and as an owner/manager/broker of Bann Cor Mortgage made false presentations of material fact to the plaintiffs. The Company acquired this loan from Bann Cor and subsequently sold the loan to Imperial Credit Industries. A preliminary determination indicates that the basis for the dispute is between Santa Maria and Bann Cor. However, the Company has been named as a party defendant. The Company considers the risk of loss in the matter to be remote, and consequently, no provision for loss has been accrued at December 31, 1996.

     One of the Company's wholly owned subsidiaries, Green World Technologies, Inc. has been named, together with other defendants, in Shape Up America v. Phillippe et al,. The Complaint alleges breach of contract, conspiracy, fraud, and quantum meruit. The Plaintiff claims to be entitled to various forms of compensation based upon the sale of certain licensing, patent and marketing rights to the Talon Refrigerant Management System. Based upon a preliminary review of this information, the Company considers the risk of loss in this matter to be minimal, and consequently, no amount has been accrued at December 31, 1996.

     The Company is a defendant in Tula Business Inc., Pokras, Inc., Dovasar, S.A., Rafoel Lapidus and Eli Itzinger v. Medical Industries of America, Inc. et al. This action was initiated by certain shareholders of MIOA alleging fraud, misappropriation of funds and various securities violations. The Company is named as a peripheral defendant in view of various loans from MIOA to the Company and the position of MIOA as a 49% shareholder of the Company. It is anticipated that the company will have no liability whatsoever and that the matter will be resolved without the necessity of the Company's participation. Consequently, no loss amount has been accrued at December 31, 1996.
     See subsequent event footnote #10.

     The Company has entered into a series of settlement agreements with various creditors. Various settlement defaults have resulted in unsatisfied judgments. All amounts owed pursuant to ongoing settlements and defaulted amounts have been recorded at their full settlement amounts at December 31, 1996.

     Outstanding Settlement Agreements in Progress
     The Company currently has outstanding settlement agreements with various creditors totaling $882,000. These settlement agreements provide for periodic issuances of an estimated 1,020,000 common shares which will be sold at the prevailing fair market value to satisfy the claims of creditors. Shares remaining unsold, if any, after full satisfaction of these claims will be returned to the Company's treasury. Should the market price of the Company's stock decline, it is possible that the number of shares reserved to settle the claims of creditors would prove to be insufficient, and the Company would be required to satisfy the remaining liabilities in cash. The Company is in the process of preparing an SB-2 registration statement for the shares underlying these settlement agreements.

     Land Purchase Commitment
     The Company has agreed to place $5,000,000 of preferred stock in escrow to secure an option to purchase additional land parcels similar to the Company's current investment in land. The preferred stock may be convertible by the landowner into common stock at a minimum conversion price of $1.00 beginning in April 1997. The Company is contractually obligated to purchase $1,000,000 of land. Additional shares of stock will be released through conversion to common equity only in the event that land sales net proceeds to the Company in excess of $1,000,000.

3.   OUTSTANDING DEBT
     Warehouse Lines
     As of December 31, 1996, Westmark Mortgage Corporation has a warehouse agreement with Princap Mortgage Warehouse, Inc. totaling $15,000,000 through November , 1997. The line is fully collateralized by the assignment and pledge of eligible mortgage loans. Interest on the line is payable at the time of purchase by the permanent investor at an annual rate of 2.0% above the prime rate of interest (10.25% at December 31, 1996). There is a transaction charge of $140 per loan. In addition the warehouse agreement requires Westmark Mortgage Corporation to possess minimum net worth of $250,000, and maintain a compensating cash balance on deposit with a designated financial institution totaling $5,000. At December 31, 1996, the balance outstanding on this line-of-credit totaled $4,748,021.

     Other Notes Payable
     The Company is obligated under the following notes payable at December 31, 1996:

     10% notes payable, face amount $1,727,569,  secured by
     Series C Preferred Stock of the Company convertible at
     84% of bid price on the date of conversion.  Due at various
     dates ranging from February 13, 1997 to May 1,  1997.                                                  1,727,569

     12% mortgage loan, secured by building.  Face amount
     $87,000.  Installment payments of $2,807 due monthly with
     entire amount due June 1, 1998.  Foreclosure actions
     initiated in 1995 have been cured in 1996.                                                                48,005

     12.5% unsecured demand note, face amount $25,000,
     requiring payments of $3,500 per month pursuant to a 1996
     settlement agreement.  These payments are in default.                                                     19,770

     18% unsecured demand note, face amount $22,350, due
     on demand.                                                                                                22,350

     10% convertible demand note, face amount $29,218, due April 15, 1997, convertible into the Company's common stock at a conversion price equal to the closing bid price
     on the date of conversion                                                                                 29,218

     12% convertible, subordinated, unsecured promissory notes, face amount
     $79,750, due thirty days from issuance and renewable thereafter in thirty day increments by the holder. Convertible at the option of the holder into shares of the Company's common stock at a conversion rate
     of $0.55 per share.                                                                                       79,750

     10% convertible unsecured promissory notes, face amount $39,850, due on demand, convertible into shares of the Company's common stock at prices ranging from
     $0.42 to $0.61 per share.                                                                                 39,850

     10% convertible unsecured promissory notes, face amount $61,251, due June
     30, 1997, convertible into shares of the Company's common stock at the prevailing market value
     in the event of default                                                                                   59,751

     10% convertible unsecured promissory note, face
     amount $50,000, due June 14, 1996, convertible into
     the Company's common stock at $0.81 per share.                                                            30,000

     10% convertible unsecured promissory note, face
     amount $100,000, due Feb. 28, 1997, convertible into
     shares of the Company's common stock at $0.81 per share                                                  100,000

     10% unsecured promissory note, face amount $19,000,
     due on demand                                                                                             19,000

     13.54% convertible obligation, face amount $229,000, $115,000 of which shall be payable in cash upon the closing of a transaction whereby WGHI receives at least $3,000,000 in additional capitalization, otherwise payable in shares of the Company's stock. Balance payable in shares of the

     Company's common stock by January 30,
     1997.                                                                                                    229,000

     11.25% convertible obligation, face amount $80,000 $40,000 of which shall be payable in cash upon the closing of a transaction whereby WGHI receives at least $3,000,000 in additional capitalization, otherwise payable in shares of the Company's stock. Balance payable in shares of the Company's common stock by January 30,
     1997.                                                                                                     80,000

     Total notes outstanding                                                                                2,484,263

4.   LEASES
     Beginning in March 1995, the Company is leasing its headquarters from a consultant and former officer of the company for an average monthly rental of $2,300 through April 1998.

     Future minimum lease payments under non-cancellable operating leases are as follows:

     For the year ended December 31,

1997                                                     125,584
1998                                                      48,288
1999                                                      34,908
2000                                                      33,780
2001                                                       2,345
     Future minimum operating lease payments             244,905

     During 1996, the Company closed its offices in Costa Mesa, California, San Jose, California, and Honolulu, Hawaii, and to that end, negotiated final payments on leases previously extending through 2002. The amount of accrued rent for terminated leases at December 31, 1996 was $123,000. In addition, as part of the agreement to terminate the Costa Mesa lease, the Company agreed to transfer ownership of all furniture and equipment at that location to the succeeding tenants. The Company's cost basis in these assets was approximately $70,000 at the time of transfer. Miscellaneous costs related to the lease termination totaled $12,000. These amounts have been included in general and administrative expenses for the year ended December 31, 1996.

     Rent expense for the years ended December 31, 1996 and 1995 was $172,950 and $462,117 respectively.

5.   EXTRAORDINARY ITEMS
     Disposal of Network Capital Group
     On July 10, 1996, the Company sold all of its capital stock in Network Capital Group, Inc. to PBF Land Company (PBF) in exchange for various parcels of real property in Florida with an appraised value of $1.3 million. At the time of the sale, the recorded amounts of the assets of Network Capital Group exceeded its liabilities by $902,629. The Company recorded the real property parcels at $1,000,000, resulting in a gain on the disposal of Network Capital Group, Inc. of $97,371, ($0.03 per share) before tax effect of $39,000. Loss from operations of Network Capital Group prior to disposal is immaterial to these financial statements.

     Gain on Extinguishment of Debt
     In 1995, the Company settled its litigation with Dolan Development Partners, Inc., effectively reducing the amount of principal and interest payable on two promissory notes from $1,500,000 to $1,050,000. These modifications have resulted in an extraordinary gain of $450,000 ($0.42 per share) before tax effect of $180,000.

6.   INCOME TAXES
     The Company's net operating and capital loss carryforwards are estimated to be $22 million for federal income tax purposes at December 31, 1996. The carryforwards expire in various years for 2003 to 2011, with the majority expiring in 2007 and 2008. These carryforwards are on a consolidated return basis for the members of the consolidated group and, thus, the loss carryforwards may have certain separate return limitations. Use of the Company's net operating and capital loss carryforwards may also be limited under Internal Revenue Code Section 382.

     Deferred taxes result from temporary differences in the recognition of income and expenses for financial and income tax reporting purposes and as a result of non-benefited net operating and capital loss carryforwards. The approximate effect of temporary differences that gave rise to deferred tax balances at December 31, 1996 were as follows:

     Deferred tax assets
       Unconsolidated subsidiary .............................           45,000
       Deferred compensation .................................           18,000
       Non-benefitted losses .................................        8,830,000

          Total deferred tax assets ..........................        8,893,000

       Valuation allowance, deferred tax assets ..............       (8,893,000)

       Net deferred tax assets ...............................                0
       Deferred tax liabilities ..............................                0

       Net deferred tax asset ................................                0


     The valuation allowance for deferred tax assets increased 2,129,000 during the year ended December 31, 1996.

     The effective tax rate on income before provision for income tax and extraordinary items varies from the current statutory federal income tax rate as follows:
                                                                 December 31,
                                                              ------------------
                                                              1996         1995

Statutory rate .........................................      34.00%      34.00%
Non-benefitted losses and temporary differences ........     -34.00%     -34.00%
Tax effect of extraordinary items ......................       1.00%       2.40%

Effective tax rate .....................................       1.00%       2.40%

7.   STOCKHOLDERS' EQUITY
     Overview
     In June 1996, the Company (formerly a Colorado corporation) reincorporated in the State of Delaware, which resulted in the number of authorized shares of common stock increasing to 50,000,000, $0.001 par value, and the number of authorized shares of preferred stock increasing to 10,000,000.

     In July 1995, the Company underwent a 1 for 30 reverse stock split. All share and per share amounts in these financial statements reflect this reverse split.

     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"). As permitted by FAS 123, WGHI continues to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25"). The differences between the recognition and measurement provisions of FAS 123 and APB 25 are not significant to WGHI's results of operations for the year ended December 31, 1996.

     Stock Option Plans
     1994 Stock Option Plan
     In May 1994, the shareholders approved the Network Financial Services, Inc. 1994 Stock Option Plan. The plan is established as a compensatory plan to attract, retain, and provide equity incentives to selected persons to promote the financial success of the Company. A total of 333,333 common shares have been reserved for grants under the plan. The options may be granted as either incentive stock options (ISO's) or Non-Qualified Stock Options (NQSO's).

     1993 Omnibus Stock Option Plan
     On May 26, 1993, the shareholders approved the 1993 Omnibus Stock Plan for the purpose of providing a long-term incentive vehicle to promote the Company's success under which a variety of stock-based incentives and other awards may be granted to employees and directors of the Company and its subsidiaries, and to selected consultants. The maximum number of 83,333 common shares are available for grants under this plan. Of this total, 16,667 may be awarded as restricted stock.

     1990 Nonqualified Stock Option Plan
     In October 1990, the shareholders adopted a Nonqualified Stock Option Plan (the 1990 NSOP). The 1990 NSOP was adopted in order to permit the exchange of prior options held by option holders of the Company for the new options of the Company. The 1990 NSOP provides that options may be granted at exercise prices equal to or less than the fair market value of the common shares of the Company on the date of the grant. As of December 31, 1996, all options issued under this plan had been canceled.

     Option plan activity
     The following summarized the stock option plan activity for the year ended December 31, 1996:

                                                          1990 NSOP
                                                   ------------------------
                                                    shares       price
                                                   -------    -----------
     Beginning Balance                              5,387     $15 TO $112

     Options granted                                   0
     Options exercised                                 0
     Options canceled                               5,387     $15 TO $112

     Ending Balance                                    0          N/A

                                                       1993 OMNIBUS
                                                   ------------------------
                                                    shares       price
                                                   -------    -----------
     Beginning Balance                              51,682   $45 TO $70.50

     Options granted                                   0
     Options exercised                                 0
     Options canceled                              382,66    $45 TO $70.50

     Ending Balance                                13,416    $   53


                                                   1994 Stock Option Plan
                                                   ------------------------
                                                    shares       price
                                                   -------    -----------
     Beginning Balance                             323,906      $2 TO $45

     Options granted                                   0
     Options exercised                                 0
     Options canceled                              130,989       $2 TO $45

     Ending Balance                                192,917            $ 2

     Preferred Stock
     Series A Preferred Stock
     In April 1996, the Board of Directors established a series of shares setting forth the preferences, rights and limitations and authorizing the issuance of up to 200,000 shares of series A cumulative preferred stock ("Series A Preferred Stock"). An aggregate of 118,750 shares of series A preferred shares were issued in April, 1996, with an aggregate stated value of $475,000. The Series A Preferred Stock has a liquidation preference of $4 per share, plus any accrued unpaid dividends (at an annual dividend rate of 8%, cumulative whether or not declared), is redeemable by the Company at a redemption price of $4 per share plus accrued unpaid dividends to the date of redemption. The holder may enforce redemption by the Company upon the same redemption terms that the Company possesses, and has no voting rights. The shares are convertible into shares of Common stock at the lessor of $1.50 or 84% of the closing bid price on the day prior to conversion.

     In December 1996, the holder of 100,000 shares of Series A cumulative preferred stock waived his contractual right to enforce redemption of these shares by the Company. Consequently, $400,000 has been reclassified in these financial statements to non-redeemable preferred stock and has been included in stockholders' equity at December 31, 1996.

     Series B Preferred Stock
     In April 1996, the Board of Directors established a series of shares setting forth the preferences, rights and limitations and authorizing the issuance of up to 300,000 shares of series B cumulative preferred stock ("Series B Preferred Stock"). An aggregate of 300,000 shares of series B preferred shares were issued in April, 1996, with an aggregate stated value of $600,000. The Series B Preferred Stock has a liquidation preference of $2 per share, plus any accrued unpaid dividends (at an annual dividend rate of 10%, cumulative whether or not declared), is junior in liquidation preference to the Series A preferred stock, is redeemable by the Company at a redemption price of $2 per share plus accrued unpaid dividends to the date of redemption, and does not have any voting rights. The shares are convertible into shares of Common stock at the lessor of $2.00 or 84% of the closing bid price on the day prior to conversion, subject to certain adjustments.

     Series C Preferred Stock
     In March 1996, the Board of Directors established a series of shares setting forth the preferences, rights and limitations and authorizing the issuance of up to 500,000 shares of series C cumulative preferred stock ("Series C Preferred Stock"). An aggregate of 200,000 shares of series C preferred shares were issued in April, 1996, with an aggregate stated value of $700,000. The Series C Preferred Stock has a liquidation preference of $3.50 per share, plus any accrued unpaid dividends (at an annual dividend rate of 10%, cumulatively, whether or not declared) , is redeemable by the Company at a redemption price of $3.50 per share plus accrued unpaid dividends to the date of redemption, and does not have any voting rights. The shares are convertible into shares of Common stock at the lessor of $1.50 or 84% of the closing bid price on the day prior to conversion.

     Series D Preferred Stock
     In November 1996, the Board of Directors established a series of shares setting forth the preferences, rights and limitations and authorizing the issuance of up to 1,000,000 shares of series D cumulative preferred stock ("Series D Preferred Stock"). An aggregate of 50,000 shares of series D preferred shares were issued in September, 1996, with an aggregate stated value of $250,000. These shares were issued for the purpose of securing the default in the GTB/Green World transaction. The Company considers these shares unearned, since a contractual obligation exists on the part of GTB to indemnify the Company. The Series D preferred stock has a liquidation preference of $5.00 per share, plus any accrued unpaid dividends (at an annual dividend rate of 10%, cumulatively, whether or not declared) , is redeemable by the Company at a redemption price of $5.00 per share plus accrued unpaid dividends to the date of redemption, and does not have any voting rights. The shares are convertible into shares of Common stock at 100% of the closing bid price on the day prior to conversion. The series D preferred stock is junior in liquidation preference to previous series of preferred stock.

     Series E Preferred Stock
     In November 1996, the Board of Directors established a series of shares setting forth the preferences, rights and limitations and authorizing the issuance of up to 130,000 shares of series E cumulative preferred stock ("Series E Preferred Stock"). An aggregate of 130,000 shares of series E preferred shares were issued in July, 1996, with an aggregate stated value of $1,300,000. These shares were issued for the purpose of acquiring the Company's interest in Green World Technologies Inc. The Series E Preferred Stock has a liquidation preference of $10.00 per share, is redeemable by the Company at a redemption price of $10.00 per share, and does not have any voting rights. The shares are convertible into shares of Common stock at $0.45 per share, except that the conversion price shall be adjusted in the event that conversion of these shares will result in the holder receiving more than 49% of the outstanding common shares of the Company. The series E preferred stock is junior in liquidation preference to previous series of preferred stock.

     Series F Preferred Stock
     In November 1996, the Board of Directors established a series of shares setting forth the preferences, rights and limitations and authorizing the issuance of up to 1,000,000 shares of series F cumulative preferred stock ("Series F Preferred Stock"). An aggregate of 1,000,000 shares of series F preferred shares are to be placed in escrow to secure the Company's option to acquire additional parcels of land from PBF Land Company. The Series F Preferred stock has a liquidation preference of $5.00 per share, is redeemable by the Company at a redemption price of $5.00 per share, and does not have any voting rights. The shares are convertible into shares of common stock at the greater of $1.00 or the average closing bid price for the five days prior to conversion. No more than $200,000 in stated value of preferred stock may be converted to common over the five quarters beginning in the second calendar quarter of 1997, until such time as the land under option is sold for gross proceeds of greater than $1 million. The series F preferred stock is junior in liquidation preference to previous series of preferred stock.

     All conversion prices are considered to be representative of the fair market value of the underlying stock into which the preferred shares are convertible, when factors such as market liquidity and trading restrictions are taken into account. Consequently, no provision for non-cash compensation has been recorded in connection with conversion prices included in these preferred shares.

     Warrants
     In March , 1996, warrants were issued to officers of the company providing for the issuance of up to 180,000 shares of common stock at an exercise price of $2.25 per share, 90,000 of which are fully vested immediately, and 90,000 of which will vest upon the Company's attainment of certain earnings levels by December 1997.

     Warrants issued to non-employees during the year consisted of warrants to purchase a total of 1,619,485 shares of common stock at prices ranging from $0.55 per share to $2.38 per share. The warrants expire on various dates from December 1997 through April 2004. The Company's policy is to consider warrants issued to acquire common shares at a strike price within 84% of the trading price on the date of the grant as issued for the fair market value of the warrant. Up to a 16% reduction from the trading price of the stock may be contained in the warrant price due to trading restrictions on the underlying shares as well as market illiquidity, and not to provide additional compensation to the non-employee recipient. During 1996, the Company issued warrants at prices which contained discounts from the trading price of the stock of more than 16%. The Company recorded a total of $70,000 in non-cash compensation related to the issuance of these warrants.

     Convertible debt
     During 1996, the Company issued debt instruments with conversion prices equal to 84% of the bid price of the Company's common stock at the date of issuance. Non-cash compensation has not been recorded, since this discount is considered to be representative of the fair market value of the underlying common stock, when factors such as market liquidity and trading restrictions are taken into account.

     Common share repurchases
     Effective March 15, 1996, the Company redeemed a total of 240,000 shares of previously issued common stock for total consideration of $802,000.

     Flexible options
     During 1995, the company entered into several financing arrangements which provided for settlement of certain liabilities through the issuance of the Company's common stock at a price equal to 50% of the bid price at the date of conversion to equity. Both the debt and the equity portion of these transactions have been recorded as compensation expense. A credit to additional paid in capital has been recorded for the effect of the equity doubler portion of these financing arrangements. Total amount recorded for equity doublers for 1995 was $1,074,000, which consisted of debt issue costs of $765,000, and salary liabilities convertible at 50% of bid, totaling $309,000.


8.   INVESTMENTS
     Investment in Land
     The company is the owner of various parcels of real property in Florida. The subject property consists of various strips of 25-30 foot and 50 foot

     (perimeter) platted road rights of way located in Palm Beach County. The Company acquired the property pursuant to a recorded Quit Claim Deed from PBF Land Co. The Company has obtained an MAI appraisal establishing a value of $1.3 million for a fee simple interest in the property.

     There are approximately 170 different parcels comprising the total property. These platted road rights of way strips are in some cases included in the adjacent property owners' sites. The Company has been unable to obtain a policy of title insurance on the property. In order to identify its rights in the property, the Company has obtained an attorney's opinion of title, which verifies fee simple title to the property. The Company has also obtained an affidavit of no liens.

     Florida case law has held that property owners hold title to the center of the road. However, the Company is relying upon the 1995 Federal Court Case of West Peninsula Title v. Palm Beach County, 41 Federal 3rd, page 1490 which holds that title to the road strips rests with the owner of the strips.

     The Company has discounted the fee simple appraised amount of $1,300,000 to $1,000,000 to reflect potential reduced marketability of these properties due to title considerations.

     Due to the nature of the property (road rights of way) independent development by the owner is not feasible without acquiring the surrounding lands. It is not the Company's strategy to acquire and develop additional properties, but rather, to hold the subject properties for sale until such time as the surrounding properties are developed.

     Investment in Green World Technologies, Inc.
     In July 1996, the Company acquired 100% of the stock of Green World Technologies, Inc. in consideration for 110,000 shares of Series E preferred stock, stated value of $10 per share, and a two year commitment for quarterly payments of royalties equaling 14% of the gross sales of Green World. Green World is in the business of refrigerant management systems for energy savings.

     In February, 1997, the Company agreed to transfer 15% of its interest in Green World Technologies to GTB Company in connection with GTB's agreement to convert 130,000 shares of Series E preferred stock to common. In addition, the Company intends to spin off as a dividend to its shareholders, a majority of its remaining interest in Green World. Thus, the Company's control of Green World is temporary, and consequently the company is accounting for its investment using the equity method.

     Equity in the earnings of Green World Technologies, Inc., whose fiscal year end is September 30, 1996, has been included in the accompanying financial statements as of and for the period July 21, 1996 through September 30, 1996.

     The following summarizes the financial position and results of operations of Green World Technologies, Inc. as of those dates:


Current assets .............................................             65,607
Intangibles ................................................          1,033,155
Other assets ...............................................             25,455
                                                                     ----------
Total assets ...............................................          1,124,217
                                                                     ==========
Current liabilities - the Company ..........................             79,000
Current liabilities - other ................................             58,343
Stockholders equity ........................................            986,874
                                                                     ----------
Total liabilities and stockholder's equity .................          1,124,217
                                                                     ==========
Revenue ....................................................             29,252
Cost of Sales ..............................................             11,343
Net loss ...................................................           (113,156)

     During the period October 1, 1996 through December 31, 1996, the Company advanced a total of $52,605 to further fund the operations of Green World.

     Investment in Preferred Stock - MIOA
     The Company is the owner of 200,000 shares of Medical Industries of America, Inc. convertible, redeemable, non- voting preferred stock, series
     B. The stock carries a 7% cumulative dividend, payable whether or not declared, a $10 per share liquidation preference, and is convertible, for a period of 10 years from the date of issuance into registered shares of MIOA at the average of the bid and asked price of the MIOA stock for the thirty days prior to conversion. MIOA may redeem the shares of preferred stock at any time for $10 per share.

     This investment is classified as available for sale under the criteria established by SFAS No. 115 - Accounting for Investments in Marketable Securities. Its market value is deemed to be $2,000,000, which is equal to cost, and which has been determined in reference to the common stock into which it is convertible. The Company considers current liquidity of MIOA common stock to be sufficient to sustain this market value. There were no unrealized holding gains and losses attributable to this investment in 1996.

     This investment will be returned to MIOA in exchange for capital stock of the Company in the equity restructuring arrangement discussed in Note 9.

9.   PROPOSED EQUITY FINANCING AND CAPITAL RESTRUCTURING
     Private Placement
     The Company is currently pursuing a Private Placement of units on a best efforts basis for a maximum of $6,000,000 and a minimum of $3,000,000 in gross proceeds to the Company. The units will consist of one share of 10% convertible preferred stock and one five year warrant to purchase one share of common stock for every two preferred shares issued. Each share of Preferred Stock is convertible into one share of the Company's common. Dividends on the Preferred stock may be paid in 10% Convertible Preferred Stock or in cash at the Company's option.

     Westmark-Medical Industries Agreement
     The Company and Medical Industries of America, Inc. ("MIOA") entered into an agreement dated January 23, 1997 which was amended March 31, 1997. The performance of this agreement are conditioned upon the Company receiving at least $3,000,000 in the financing transaction mentioned above by April 21, 1997. MIOA presently owns 1,667,284 shares of the Company's common stock and 200,000 shares of its Series C Preferred stock. MIOA also has a contractual right to receive additional shares sufficient to enable it to maintain a 49% ownership interest in the Company. At December 31, 1996, the Company owes MIOA $1,727,569. MIOA has agreed to return all of its shares of capital stock in the company, both common and preferred, and to forego its 49% antidilution protection in exchange for the transfer by the Company of its $2,000,000 investment in MIOA, and the agreement to pay a total of $3,953,000 upon the following terms. The Company must make a cash payment to MIOA from the proceeds of the financing. In the event the Company receives only $3,000,000, the cash payment shall be $300,000. If the Company receives more than $3,000,000 but not more than $5,000,000, the cash payment shall be 10% of the financing. If the Company receives more than $5,000,000 but less than $6,000,000, the payment shall be 10% of the financing plus the amount of the funds exceeding $5,000,000. The principal amount of the promissory note to be executed after this initial cash payment will be reduced by any cash payment made as previously described. In the event that the cash payment exceeds $1,000,000, the principal balance will be reduced by $230,000 for every $100,000 paid in excess of $1,000,000. The note will bear interest at 10%, with principal and interest due January 2000. The note is to be secured by the Company's land investment.

10.  SUBSEQUENT EVENTS
     Line of credit modifications
     In the first fiscal quarter, the Company secured two additional $5 million warehouse lines of credit under the following terms and conditions:
     Warehouse line number one charges interest at prime plus 1.5%, will lend 100% of the face amount of the mortgage loan, and charges no loan fees. Warehouse line number two charges interest at 2% over prime, funds 100% of the mortgage loan amount, and charges a $100 all inclusive administrative fee per loan.

     Concurrently, the Company reduced its existing line of credit from $15,000,000 to $10,000,000.

     In March 1997, 1,000,000 shares of Series F Preferred stock with a stated value of $1,000,000 were issued to satisfy the Company's commitment to purchase additional land parcels.

     Effective April 8, 1997, the Company was released from liability in the matter of Tula Business Inc., et al v. Medical Industries of America, Inc. et al.

     In the first quarter of 1997, a total of 1,019,019 common shares were placed in trust pursuant to settlement agreements.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       Westmark Group Holdings, Inc.





       By    /S/ MARK SCHAFTLEIN
             Mark Schaftlein, President, Chief Executive
             Officer and Director

                          ----------------------------

        Pursuant to the requirements of the Securities Act of 1933, this Form 10-KSB has been signed below by the following persons in the capacities and on the dates indicated:

SIGNATURE                              TITLE                             DATE

//S// MARK SCHAFTLEIN           President, Chief Executive        April 14, 1997
      Mark Schaftlein           Officer and Director

//S// NORMAN H. BIRMINGHAM      Director, Chief Financial         April 14, 1997
      Norman J. Birmingham      Officer,Chief Accounting Officer

//S// TODD WALKER               Director                          April 14, 1997
      Todd Walker

//S// LOUIS RESWEBER            Director                          April 14, 1997
      Louis Resweber