Form 10QSB/A
period 1996-03-31
WESTMARK GROUP HOLDINGS INC
filed 1997-04-30
CIK 820771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                  FORM 10-QSB/A

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

               Consolidated balance sheet as of
                 March 31, 1996............................................3

               Consolidated statement of operations for the three
                 months ended March 31, 1996 and 1995......................5

               Consolidated statement of cash flows for the three
                 months ended March 31, 1996...............................6

               Notes to consolidated financial statements..................7

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS.....................8

    PART II-OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS........................................10
         ITEM 2. CHANGES IN SECURITIES....................................11
         ITEM 3. DEFAULTS UPON SENIOR SECURITIES..........................11
         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......11
         ITEM 5. OTHER INFORMATION........................................12
         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.........................12

         SIGNATURES.......................................................13

NOTE 1: BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's audited annual report on Form 10-K for the year ended December 31, 1995.


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

                          PART I FINANCIAL INFORMATION

                          WESTMARK GROUP HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                   MARCH 31,       DECEMBER  31,
                                                     1996              1995
                                                  (UNAUDITED)        (AUDITED)
ASSETS
Current Assets:
     Cash and cash equivalent ................    $    263,947     $    311,916
     Accounts receivable,  net of reserve ....           8,664            8,004
     Note receivable - stock sale ............               0          374,222
     Mortgage loans held for sale ............       8,561,959       19,480,029
     Other current  assets ...................          69,800            2,202
                                                  ------------     ------------
Total Current Assets .........................       8,904,370       20,176,373
                                                  ------------     ------------
Fixed Assets:
Property and equipment .......................         820,588          820,588
Equipment under lease ........................          16,477           16,477
                                                  ------------     ------------
                                                       837,065          837,065
     Less Accumulated Depreciation ...........        (482,035)        (434,411)
                                                  ------------     ------------
 Total fixed assets ..........................         378,842          402,654
                                                  ------------     ------------
Other Assets:
      Investment Real Estate .................       2,115,000        2,115,000
      Investment Preferred Stock .............       2,000,000        2,000,000
      Goodwill, net of amortization ..........         761,104          785,833
      Deposits and other assets ..............               0           30,298
                                                  ------------     ------------
Total other assets ...........................       4,876,104        4,931,131

TOTAL ASSETS .................................      14,159,316       25,510,158
                                                  ============     ============

                          WESTMARK GROUP HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                     MARCH 31,      DECEMBER 31,
                                                       1996            1995
                                                    (UNAUDITED)      (AUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable ............................  $    789,856   $  1,234,199
     Warehouse line of credit ....................     8,390,719     18,625,866
     Interest Payable ............................       141,783        227,619
     Settlement liability ........................       419,348        419,348
     Other notes payable .........................       832,318        717,818
     Payroll  taxes payable ......................       224,503        141,329
     Other current liabilities ...................       650,888        854,452
                                                    ------------   ------------
Total  Current Liabilities .......................    11,449,415     22,220,631


Long-Term Liabilities:
      Notes payable ..............................     1,000,000      1,000,000
      Short term debt expected
        to be refinanced
      On a long-term basis .......................       698,323        698,323
                                                    ------------   ------------
Total Long Term Liabilities ......................     1,698,323      1,698,323
                                                    ------------   ------------

Total Liabilities ................................    13,147,738     23,918,954
                                                    ------------   ------------
STOCKHOLDERS EQUITY
Preferred stock, no par value,
    1,000,000 shares authorized;
    200,0000 shares issued and
    outstanding at March 31, 1996 ................       700,000              0
Common  stock, no par value, 3,333,333 shares
    authorized; 2,637,772  shares
    issued and outstanding
    as of December 31, 1995  .....................    22,475,937     23,165,937
Additional Paid in Capital from
    outstanding options and warrants .............     1,153,688      1,153,688

Accumulated deficit ..............................   (23,318,047)   (22,728,421)
                                                    ------------   ------------
Total Stockholder Equity .........................     1,011,578      1,591,204
                                                    ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......    14,159,316     25,510,158
                                                    ============   ============

                          Westmark Group Holdings, Inc.
                      Consolidated Statements of Operations

                                                         Three Months Ended

                                                     March 31,        March 31
                                                       1996             1995
                                                    (UNAUDITED)      (UNAUDITED)
REVENUES:

   Loan origination and gain from
     sale of servicing .......................         672,902          662,894
   Other .....................................           4,170            8,825
                                                    ----------       ----------
Total Revenues ...............................         677,072          671,719
                                                    ----------       ----------
Expenses:
   Loan origination costs ....................         373,224          381,090
   Servicing sale adjustments ................         (70,000)               0
   General and administration ................         892,277        1,324,547
   Marketing and advertising .................          22,656           62,474
   Goodwill amortization .....................          24,729           24,729
   Depreciation ..............................          23,812                0

Total Expenses: ..............................       1,266,698        1,792,840

Loss before income taxes .....................        (589,626)      (1,121,121)

Provision for income taxes

Net loss .....................................        (589,626)      (1,121,121)

Net loss per share ...........................           (0.21)           (1.80)

                          WESTMARK GROUP HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         THREE  MONTHS ENDED
                                                       MARCH 31,     MARCH 31

                                                         1996          1995
                                                      (UNAUDITED)   (UNAUDITED)
OPERATING ACTIVITIES
Consolidated net loss .............................  $   (589,626)  $(1,121,121)
Adjustments to reconcile consolidated net (loss)
      to net cash used by operating activities:
      Depreciation ................................        23,812        26,754
      Stock issued for services ...................             0       203,425
      Stock issued for settlement of litigation ...                     174,250
      Goodwill Amortization .......................        24,729        24,729
                                                     ------------   -----------
Cash used in operations before working
  capital changes .................................      (541,085)     (691,963)
                                                     ============   ===========
   (Increase)/Decrease in accounts receivable .....          (660)      426,085
   (Increase)/Decrease in current assets ..........        37,300      (200,740)
   (Increase)/Decrease in mortgage loans held
      for sale ....................................    10,918,070    (5,960,691)
   (Increase)/Decrease in REO loan ................             0        62,050
   (Increase)/Decrease in Long term assets ........                     314,319
   (Increase)/Decrease in capital lease ...........        (2,345)            0
    Increase/(Decrease)in Accounts payable ........      (444,343)      (53,518)
    Increase/(Decrease)in Interest payable ........       (85,836)       56,196
    Increase/(Decrease)in Other notes payable .....       114,500      (105,000)
    Increase/(Decrease)in Other
      current liabilities .........................      (208,045)      (69,197)
                                                     ------------   -----------
Net cash used after working capital changes .......    10,254,041    (5,644,023)
                                                     ------------   -----------
Cash (used) in operating activities ...............     9,712,956    (6,335,986)

INVESTING ACTIVITIES
    Purchase of fixed assets and improvements .....             0      (144,141)
                                                     ------------   -----------
Cash provided/(used) in investing activities ......             0      (144,141)
                                                     ------------   -----------

FINANCING ACTIVITIES
     Net Increase/(Decrease) in warehouse
       line of credit .............................   (10,235,147)    5,893,118
     Loans from related party .....................       790,000             0
     Payment of notes receivable - sale of stock ..       374,222             0
     Repurchase of stock ..........................      (700,000)            0
     Sale of stock for cash .......................        10,000       371,666
                                                     ------------   -----------
Cash provided/(used) by financing activities ......    (9,760,925)    6,264,784
                                                     ------------   -----------
Net decrease in cash ..............................       (47,969)       85,906
Cash and cash equivalents, beginning period .......       311,916       107,573
Cash and cash equivalent, end of period ...........       263,947        21,667
Cash  paid for interest ...........................       309,770       113,432
                                                     ============   ===========
Cash paid for income tax ..........................             0             0
                                                     ============   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto.

FINANCIAL RESULTS OF OPERATIONS

        On a consolidated basis, total revenues increased to $672,902 in the quarter ended March 31, 1996 from $671,719 in the quarter ended March 31, 1995, an increase of 2%. The increase is a result of greater profit margins on the bulk sale of B/C paper along with the flow sales on "A" paper. This increase in revenue is a combination of the increased marketing efforts in the B/C loan area along with investor commitments to buy bulk loan packages.

        Expenses for the quarter ended March 31, 1996 decreased 30% to $1,266,698 from $1,792,840 for the quarter ended March 31, 1995. Loan origination costs decreased 2% to $373,224 for the current quarter from $381,090 in the comparable prior year quarter ending March 31, 1995. General and Administrative expenses decreased 33% to $892,777 from $1,324,547 for the quarter ended March 31, 1995. Marketing and Advertising expense decreased 64% to $22,656 from $62,474 for the quarter ended March 31, 1995.

        A net loss resulted for the current quarter of $589,626 or $0.21 per share as compared to a net loss of $1,121,121 or $1.80 per share for the quarter ended March 31, 1995. This decreased loss is due to significant cost cutting efforts by management in areas of General and Administrative through salary reductions, lease termination and operational consolidations, as well as increased margins on the sale of loans.

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

        The Company continues to sell loan origination's on a "servicing-released" basis to investors in the normal course of business. The Company is continuing to seek additional warehouse lines to accommodate anticipated increase in ordinations. The increase in origination's will be created by Westmark's geographic expansion and increase in market share. The Company instituted a bulk sales program for B/C paper in which loans are pooled and sold in packages ranging from $500,000 to $3,000,000. During the first quarter, the bulk sales delivery was completed successfully with 3 institutional investors purchasing Westmark non-conforming originations.

LIQUIDITY AND CAPITAL RESOURCES

        The Company uses its cash flow from whole loan sales, loan origination fees, net interest income and borrowings under its warehouse line of credit to meet its working capital needs. The Company's cash requirements include the funding of loan origination's, purchases, payment of interest expenses, operating expenses, taxes and capital expenditures.

        On March 31, 1996, total stockholders equity was $1,011,578. Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans, are essential to the continuation of the Company's ability to originate and purchase loans. The Company borrows funds on a short term basis to support the accumulation of loans prior to sale. These short term borrowings are made under a warehouse line of credit with Princap Mortgage, Inc. ("Warehouse Facility"). Pursuant to the Warehouse Facility, the Company has available a secured revolving credit line of $15 million to finance the Company's origination or purchase of loans, pending sale to investors. The line of credit, pursuant to the Warehouse Facility, has collateral of the assignment and pledge of eligible mortgage loans, bears interest at an annual rate of 2% above prime, payable at the time of purchase by the permanent investor. The Warehouse Facility provides for a transaction charge of $140 per loan and requires the Company to possess a minimum net worth of $250,000 an compensating cash balance on deposit in the amount of $5,000. On March 31, 1996, the balance outstanding , pursuant to this Warehouse Facility, totaled $8,390,719. The Company does not have any other external lines of credit for financing.

        Historically, the Company has obtained financing through the issuance of its common stock and borrowings on a negotiated basis. During the first quarter of 1996, the Company issued 12,000 shares of Common Stock for services rendered. During 1995, the Company issued 956,162 shares of common stock for cash and other consideration. In May and June 1995, the Company raised $600,000 cash through the issuance of convertible promissory notes in the principal amount of $600,000 and the warrants entitling holders to purchase certain securities ("Bridge Financing"). In April

1996, the Company and all these investors agreed to restructure the investment and the Company paid such investors an aggregate amount of $600,000 and issued such investors 300,000 shares of Series B Preferred Stock ("Series B Preferred Stock") with a stated value of $600,000. The Series B Preferred Stock has a liquidation preference of $600,000, plus accrued and unpaid dividends, is redeemable by the Company at a redemption price of $600,000, plus accrued and unpaid dividends from the date of redemption, subject to adjustment in the event of certain circumstances, and is convertible into shares of Common Stock at a conversion price equal to the lessor of $2.00 or 84% of the closing bid price prior to the date of conversion (subject to further adjustment). In November 1995, Heart Labs purchased 1,298,000 shares of Company common stock in exchange for $1,210,000 cash and cash equivalents, which was utilized for working capital purposes, and the issuance of 200,000 shares of Heart Labs Series B Convertible Preferred Stock with the stated value of $10 per share.

        In addition, Heart Labs advanced the Company an aggregate amount of $1,390,000 during the first quarter of 1996 and $653,000 in the 2nd quarter of 1996, primarily to fund outstanding debt obligations along with working capital. The company is dependent on Hear Labs in order to satisfy certain debt obligations and working capital needs for the first and second quarter of 1996. The Company's internally generated cash flows from operations has historically been and continue to be insufficient for its cash needs. It is expected that internal sources of liquidity will improve when net cash is provided by operating activities and, until such time, the Company will rely on external sources for liquidity. The Company has not established any other lines of credit or other similar financial arrangements with any lenders, and it continues to rely on Heart Labs for assistance to meet immediate working capital needs. If it appears at any time in the future that the Company is again approaching a condition of cash deficiency, the Company will be required to seek additional debt or equity financing or bring cash flows in balance. Management does not anticipate the need for any such action and, therefore, has no specific plans or commitments with respect thereto for the Company. However, if such action was required, there is no assurance that the Company will be successful in any such effort.

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

DATED: APRIL 29, 1996