Form 10QSB/A
period 1996-06-30
WESTMARK GROUP HOLDINGS INC
filed 1997-04-30
CIK 820771

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

          Consolidated balance sheet as of June 30, 1996
            and December 31, 1995............................................3

          Consolidated statement of operations for the six
            months ended June 30, 1996 and 1995..............................5

          Consolidated statement of cash flows for the six
            months ended June 30, 1996.......................................6

          Notes to consolidated financial statements.........................7

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............8

     PART II-OTHER INFORMATION

          ITEM 1.   LEGAL PROCEEDINGS.......................................10
          ITEM 2.    CHANGES IN SECURITIES..................................11
          ITEM 3.    DEFAULTS UPON SENIOR SECURITIES........................11
          ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....11
          ITEM 5.    OTHER INFORMATION......................................12
          ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.......................12

          SIGNATURES........................................................13

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

NOTE 3:                 EARNINGS PER SHARE

            Earnings per share for the three months ended June 30, 1995 take into effect a reverse of 1 to 30 recorded in July 1995.

                          PART I FINANCIAL INFORMATION

                          WESTMARK GROUP HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                              JUNE 30,       DECEMBER  31,
                                                1996            1995
                                             (UNAUDITED)      (AUDITED)
ASSETS
Current Assets:
     Cash and cash equivalent ...........   $     78,472    $    311,916
     Accounts receivable,  net of reserve         75,300           8,004
     Note receivable - stock sale .......                        374,222
     Mortgage loans held for sale .......      6,808,663      19,480,029
     Other current  assets ..............         28,198           2,202
                                            ------------    ------------
     Total Current Assets ...............      6,990,633      20,176,373
                                            ------------    ------------
Fixed Assets:
Property and equipment ..................        820,588         820,588
Equipment under lease ...................         16,477          16,477
                                            ------------    ------------
                                                 837,065         837,065
     Less Accumulated Depreciation ......       (482,035)       (434,411)
                                            ------------    ------------
Total fixed assets ......................        355,030         402,654
                                            ------------    ------------
Other Assets:
      Investment Real Estate ............      2,115,000       2,115,000
      Investment Preferred Stock ........      2,000,000       2,000,000
      Goodwill, net of amortization .....        736,375         785,833
      Deposits and other assets .........         32,418          30,298
                                            ------------    ------------
Total other assets ......................      4,883,793       4,931,131

TOTAL ASSETS ............................     12,229,456      25,510,158
                                            ============    ============

                          WESTMARK GROUP HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                         JUNE 30,     DECEMBER 31,
                                                          1996            1995
                                                       (UNAUDITED)     (AUDITED)
                                                      ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable .............................   $    613,304    $  1,234,199
     Warehouse line of credit .....................      6,572,489      18,625,866
     Interest Payable .............................        147,611         227,619
     Settlement liability .........................        419,348         419,348
     Other notes payable ..........................        794,906         717,818
     Payroll  taxes payable .......................        215,184         141,329
     Other current liabilities ....................        528,202         854,452

Total  Current Liabilities ........................      9,291,044      22,220,631
                                                      ------------    ------------
Long-Term Liabilities:
      Notes payable ...............................      1,000,000       1,000,000
      Short term debt expected to be refinanced ...        533,323         698,323
                                                      ------------    ------------
Total Long Term Liabilities .......................      1,533,323       1,698,323
                                                      ------------    ------------
Total Liabilities .................................     10,824,367      23,918,954
                                                      ------------    ------------
STOCKHOLDERS EQUITY
Preferred stock, no par value, 10,000,000
  shares authorized; 418,750 shares issued
  and outstanding  at June 30, 1996 ...............      1,418,750
Common  stock, no par value, 50,000,000 shares
    authorized; 3,016,122  shares issued and
    outstanding at June 30, 1996, 2,632,772
    shares issued and outstanding
    as of December 31, 1995  ......................     22,867,937      23,165,937
Common stock, issued but unearned .................       (343,167)
Additional Paid in Capital from outstanding options
    and warrants ..................................      1,153,688       1,153,688

Accumulated deficit ...............................    (23,692,119)    (22,728,421)
                                                      ------------    ------------
Total Stockholder Equity ..........................      1,405,089       1,591,204
                                                      ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........     12,229,456      25,510,158
                                                      ============    ============

                          Westmark Group Holdings, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)

                                              Three Months Ended           Nine Months Ended

                                          June 30,       June 30,      June 30,        June 30,
                                           1996           1995           1996           1995
                                        -----------    -----------    -----------    -----------
Revenues:
   Loan origination and gain on sales   $   646,545    $   932,855    $ 1,319,447    $ 1,319,814
   Interest - Preferred Stock .......        70,000                        70,000
   Other Income .....................         7,155         15,907         11,325      1,344,546
                                        -----------    -----------    -----------    -----------
Total Revenues ......................       723,700        948,762      1,400,772      1,344,546
                                        -----------    -----------    -----------    -----------
EXPENSES:

   Loan origination costs ...........       199,523        117,339        572,747        222,493
   Servicing sale adjustment ........                                     (70,000)
   General and administrative .......       840,311      1,710,140      1,732,588      3,084,724
   Marketing and advertising ........         9,397         13,976         32,053         26,414
   Goodwill amortization ............        24,729         24,729         49,458         49,458
   Depreciation .....................        23,812         49,396         47,624         49,396
                                        -----------    -----------    -----------    -----------
TOTAL EXPENSES ......................     1,097,772      1,915,580      2,364,470      3,432,485
                                        -----------    -----------    -----------    -----------
   Loss before income tax ...........      (374,072)      (966,818)      (963,698)    (2,087,939)

   Provision for income tax .........             0              0              0              0
                                        -----------    -----------    -----------    -----------
NET INCOME(LOSS) ....................      (374,072)      (966,818)      (963,698)    (2,087,939)

NET LOSS PER SHARE ..................   ($     0.12)   ($     1.19)   ($     0.33)   ($     2.57)
                                        ===========    ===========    ===========    ===========

                          WESTMARK GROUP HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 NINE MONTHS ENDED
                                                              JUNE 30,       JUNE 30,
                                                               1996            1995
                                                            (UNAUDITED)     (UNAUDITED)
                                                           ------------    ------------
OPERATING ACTIVITIES
Consolidated net loss ..................................   ($   963,698)   ($ 2,087,939)
Adjustments to reconcile consolidated net (loss)
      to net cash used by operating activities:
      Depreciation .....................................         47,624          49,396
      Stock issued for services ........................        392,000         696,744
      Stock issued for settlement of litigation ........                        174,250
     Goodwill Amortization .............................         49,458          49,458
                                                           ------------    ------------
Cash used in operations before working capital changes .       (474,616)     (1,118,091)
                                                           ============    ============
   (Increase)/Decrease in accounts receivable ..........        (67,296)        431,227
    (Increase)/Decrease in current assets ..............         25,996        (727,424)
     (Increase)/Decrease in mortgage loans held for sale     12,671,366     (10,947,384)
    (Increase)/Decrease in REO loan ....................                         62,050
    (Increase)/Decrease in other assets ................          2,120
    (Increase)/Decrease in Long term assets ............                        314,319
    Increase/(Decrease)in Accounts payable .............       (620,895)         83,587
    Increase/(Decrease)in Interest payable .............        (80,008)        222,198
    Increase/(Decrease)in Other current liabilities ....       (267,395)        131,722
    Increase/(Decrease)in Other notes payable ..........     (1,482,154)              0
                                                           ------------    ------------
Net cash used after working capital changes ............     10,181,734     (11,547,796)
                                                           ------------    ------------
Cash used in operating activities ......................      9,707,118     (12,655,887)

INVESTING ACTIVITIES
    Purchase of fixed assets and improvements ..........              0        (144,141)
                                                           ------------    ------------
Cash provided/(used) in investing activities ...........              0        (144,141)
                                                           ------------    ------------

FINANCING ACTIVITIES
     Net Increase/(Decrease) in warehouse line of credit    (12,053,377)     10,822,027
     Investment related party ..........................      2,428,593
      Payment of notes receivable - stock sale .........        374,222
     Repurchase of stock ...............................       (700,000)
     Sale of stock for cash ............................         10,000         411,789
      Increase/(Decrease) in notes payable - short term            --           500,000
                                                           ------------    ------------
Cash provided/(used) by financing activities ...........     (9,940,562)     11,733,816
                                                           ------------    ------------

Net increase/(decrease) in cash ........................       (233,444)         41,879
Cash and cash equivalents, beginning period ............        311,916         107,573
Cash and cash equivalent, end of period ................         78,472         149,452
Cash  paid for interest ................................        275,788         436,612
                                                           ============    ============
Cash paid for income tax ...............................              0               0
                                                           ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto.

FINANCIAL RESULTS OF OPERATIONS

            On a consolidated basis, total revenues decreased to $723,700 in the quarter ended June 30, 1996 from $948,762 in the quarter ended June 30, 1995, a decrease of 23.7%. The decrease is a result of less sales of loans as the Company has made the switch from A to B/C paper. Greater profit margins are available on the bulk sale of B/C loans. We have greatly increased our efforts in loan marketing of B/C loans.

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

             A net loss resulted for the current quarter of $374,072 or $0.12 per share as compared to a net loss of $966,818 or $1.19 per share for the quarter ended June 30, 1995. This decreased loss is due to continued cost cutting efforts by management in areas of General and Administrative through salary reductions, and operational consolidations, as well as increased margins on the sale of loans.

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

            On June 30, 1996, total stockholders equity was $1,405,089. Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans, are essential to the continuation of the Company's ability to originate and purchase loans. The Company borrows funds on a short term basis to support the accumulation of loans prior to sale. These short term borrowings are made under a warehouse line of credit with Princap Mortgage, Inc. ("Warehouse Facility"). Pursuant to the Warehouse Facility, the Company has available a secured revolving credit line of $15 million to finance the Company's origination or purchase of loans, pending sale to investors. The line of credit, pursuant to the Warehouse Facility, has collateral of the assignment and pledge of eligible mortgage loans, bears interest at an annual rate of 2% above prime, payable at the time of purchase by the permanent investor. The Warehouse Facility provides for a transaction charge of $140 per loan and requires the Company to possess a minimum net worth of $250,000 and a compensating cash balance on deposit in the amount of $5,000. On June 30, 1996, the balance outstanding pursuant to this Warehouse Facility, totaled $6,572,489. The Company does not have any other external lines of credit for financing.

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

DATED: APRIL 29, 1997