Form 10QSB/A
period 1996-09-30
WESTMARK GROUP HOLDINGS INC
filed 1997-04-30
CIK 820771

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

                       Consolidated balance sheet as of
                       September 30, 1996 and December 31, 1995..............4,5

                       Consolidated statement of operations for the nine
                       months ended September 30, 1996 and 1995..............6
                       Consolidated statement of cash flows for the nine
                       months ended September 30, 1996.......................7

                       Notes to consolidated financial statements............3

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS................8


         PART II-OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS............................................14
         ITEM 2. CHANGES IN SECURITIES........................................17
         ITEM 3. DEFAULTS UPON SENIOR SECURITIES..............................17
         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........17
         ITEM 5. OTHER INFORMATION............................................17
         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................17

         SIGNATURES...........................................................18

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

                          PART I FINANCIAL INFORMATION

                          WESTMARK GROUP HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                            SEPT 30,     DECEMBER  31,
                                                             1996           1995
                                                          (UNAUDITED)      (AUDITED)
ASSETS
Current Assets:
     Cash and cash equivalent .......................   $     60,534     $    311,916
     Accounts receivable,  net of reserve ...........        131,511            8,004
     Inventory ......................................         28,770
     Note receivable - stock sale ...................                         374,222
     Mortgage loans held for sale ...................      7,787,287       19,480,029
     Other current  assets ..........................        109,748            2,202
                                                        ------------     ------------

     Total Current Assets ...........................      8,117,850       20,176,373
                                                        ------------     ------------

Fixed Assets:
Property and equipment ..............................        851,396          820,588
Equipment under lease ...............................         16,477           16,477
                                                        ------------     ------------

                                                             867,873          837,065
     Less Accumulated Depreciation ..................       (511,391)        (434,411)
                                                        ------------     ------------

Total fixed assets ..................................        356,482          402,654
                                                        ------------     ------------

Other Assets:
      Investment Real Estate ........................      1,000,000        2,115,000
      Investment Preferred Stock ....................      2,000,000        2,000,000
      Investment Green World stock ..................         21,925
      Goodwill, net of amortization .................        711,646          785,833
      Green World Goodwill, net of amortization .....      1,033,155
      Deposits and other assets .....................         32,418           30,298
                                                        ------------     ------------
Total other assets ..................................      4,799,144        4,931,131

TOTAL ASSETS ........................................     13,273,476       25,510,158
                                                        ============     ============

                          WESTMARK GROUP HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET


                                                                                                     SEPT 30,           DECEMBER 31,
                                                                                                       1996                 1995
                                                                                                    (UNAUDITED)           (AUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable ................................................................          $    612,949           $  1,234,199
     Warehouse line of credit ........................................................             7,628,734             18,625,866
     Interest Payable ................................................................               196,311                227,619
     Settlement liability ............................................................               407,560                419,348
     Other notes payable .............................................................             1,173,001                717,818
     Payroll  taxes payable ..........................................................                68,329                141,329
     Other current liabilities .......................................................               479,548                854,452

Total  Current Liabilities ...........................................................            10,566,432             22,220,631
                                                                                                ------------           ------------

Long-Term Liabilities:
      Notes payable ..................................................................                                    1,000,000
      Short term debt expected to be refinanced ......................................               533,323                698,323
                                                                                                ------------           ------------
Total Long Term Liabilities ..........................................................               533,323              1,698,323
                                                                                                ------------           ------------

Total Liabilities ....................................................................            11,099,755             23,918,954
                                                                                                ------------           ------------

STOCKHOLDERS EQUITY
Preferred stock, no par value, 10,000,000 shares authorized;
   648,750 shares issued and outstanding  at  Sept 30, 1996 ..........................             2,675,000
Common  stock, no par value, 50,000,000 shares
    authorized; 4,370,876  shares issued and outstanding
    at June 30, 1996,  2,632,772 shares issued and outstanding
    as of December 31, 1995  .........................................................                 4,833             23,165,937
Common stock, issued but unearned ....................................................            (1,187,656)
Additional Paid in Capital from outstanding options
    and warrants .....................................................................            24,475,989              1,153,688

Accumulated deficit ..................................................................           (24,272,912)           (22,728,421)
                                                                                                ------------           ------------

Total Stockholder Equity .............................................................             2,173,721              1,591,204
                                                                                                ------------           ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................................            13,273,476             25,510,158
                                                                                                ============           ============

                          Westmark Group Holdings, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                       Three Months Ended                 Nine Months Ended

                                                                   Sept 30,          Sept 30,          Sept 30,           Sept 30,
                                                                    1996               1995              1996               1995
Revenues:
   Loan origination and gain on sales ..................       $   717,142        $ 1,172,665        $ 2,036,589        $ 2,492,479
   Product  sales ......................................            29,252             29,252
   Interest - Preferred Stock ..........................            35,000            105,000
   Other Income ........................................             9,572             15,759             20,897             40,491
                                                               -----------        -----------        -----------        -----------

TOTAL REVENUES .........................................           790,966          1,188,424          2,191,738          2,532,970
                                                               -----------        -----------        -----------        -----------

EXPENSES:

   Loan origination costs ..............................            47,200             67,240            185,309            289,733
   Cost of goods sold ..................................            11,343                                11,343
   Servicing sale adjustment ...........................                                                 (70,000)
   General and administrative ..........................         1,313,159          1,529,378          3,480,385          4,614,102
   Marketing and advertising ...........................             1,805              7,456             33,858             33,870
   Goodwill amortization ...............................            69,649             24,729            119,107             74,187
   Depreciation ........................................            25,974             24,834             73,598             74,230
                                                               -----------        -----------        -----------        -----------

TOTAL EXPENSES .........................................         1,469,130          1,653,727          3,833,600          5,086,122
                                                               -----------        -----------        -----------        -----------


   Loss before income tax ..............................          (678,164)          (465,213)        (1,641,862)        (2,553,152)
   Provision for income tax ............................                                                       0                  0
                                                               -----------        -----------        -----------        -----------
NET INCOME (LOSS) BEFORE ...............................          (678,164)          (465,213)        (1,641,862)        (2,553,152)
EXTRAORDINARY ITEM

    Gain on sale of subsidiary .........................            97,371             97,371

NET INCOME ( LOSS) .....................................          (580,793)          (465,213)        (1,544,491)        (2,553,152)
                                                               ===========        ===========        ===========        ===========

NET LOSS PER SHARE
   Loss before extraordinary
    item ...............................................       ($     0.09)       ($     0.40)       ($     0.42)       ($     2.71)
    Extraordinary item .................................               .02                                   .02
NET INCOME (LOSS) ......................................       ($     0.07)       ($     0.40)       ($     0.40)       ($     2.71)
                                                               ===========        ===========        ===========        ===========

WEIGHTED AVERAGE OF ....................................         3,660,000          1,166,394          3,660,000            941,827
                                                               ===========        ===========        ===========        ===========
     SHARES OUTSTANDING

                          WESTMARK GROUP HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        NINE MONTHS ENDED
                                                                                                SEPT 30,                 SEPT 30,
                                                                                                  1996                     1995
                                                                                               (UNAUDITED)              (UNAUDITED)
OPERATING ACTIVITIES
Consolidated net loss ............................................................            ($ 1,544,491)            ($ 2,553,152)
Adjustments to reconcile consolidated net (loss)
      to net cash used by operating activities:
    Depreciation .................................................................                  73,598                   74,230
    Stock issued for services ....................................................                 792,347                  410,115
    Stock issued for settlement of litigation ....................................                                          174,250
    Goodwill Amortization ........................................................                 119,107                   74,187
                                                                                              ------------             ------------

Cash used in operations before working capital changes ...........................                (559,439)              (1,820,370)
                                                                                              ============             ============

   (Increase)/Decrease in accounts receivable ....................................                (123,507)                 424,434
    (Increase)/Decrease in current assets ........................................                (107,546)                (987,082)
   (Increase)/Decrease in mortgage loans held for sale ...........................              11,692,742              (11,110,742)
     (Increase)/Decrease in REO loan .............................................                                           62,050
    (Increase)/Decrease in Inventory .............................................                 (28,770)
    (Increase)/Decrease in other assets ..........................................                   2,120
    (Increase)/Decrease in Long term assets ......................................                  15,000                  314,319
    Increase/(Decrease)in Accounts payable .......................................                (621,250)                  17,632
    Increase/(Decrease)in Interest payable .......................................                 (31,308)                  58,329
    Increase/(Decrease)in Other current liabilities ..............................                (459,692)                 166,025
    Increase/(Decrease)in Long Term Notes payable ................................              (1,000,000)
    Increase/(Decrease)in Other notes payable ....................................                 446,183                        0
                                                                                              ------------             ------------
Net cash used after working capital changes ......................................               9,779,732               12,875,405)
                                                                                              ------------             ------------
Cash used in operating activities ................................................               9,220,293              (14,695,775)

INVESTING ACTIVITIES
    Purchase of fixed assets and improvements ....................................                 (30,808)                (144,141)
                                                                                              ------------             ------------
Cash provided/(used) in investing activities .....................................                 (30,808)                (144,141)
                                                                                              ------------             ------------

FINANCING ACTIVITIES
     Net Increase/(Decrease) in warehouse line of credit .........................             (10,997,132)              10,977,515
     Investment related party ....................................................               2,388,593
      Payment of notes receivable - stock sale ...................................                 374,222
       Repayments of notes payable ...............................................                                          657,000
     Repurchase of stock .........................................................                (700,000)
      Sale of stock for cash .....................................................                  10,000                1,204,995
      Increase/(Decrease) in notes payable - short term ..........................                                          125,000
                                                                                              ------------             ------------
Cash provided/(used) by financing activities .....................................              (8,924,317)              12,964,510
                                                                                              ------------             ------------

Net increase/(decrease) in cash ..................................................                 265,168                   55,036
Cash and cash equivalents, beginning period ......................................                 325,702                  107,573
Cash and cash equivalent, end of period ..........................................                  60,534                   52,537
Cash  paid for interest ..........................................................                 477,260                  761,477
                                                                                              ============             ============
Cash paid for income tax .........................................................                   1,600                        0
                                                                                              ============             ============

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto.


FINANCIAL RESULTS OF OPERATIONS

         On a consolidated basis, total revenues decreased to $790,966 in the quarter ended September 30, 1996 from $1,188,424 in the quarter ended September 30, 1995, a decrease of 33%. The decrease is a result of downsizing the Conforming "A" Division ("A"), whose profit margins are approximately 1/5 of the Non-Conforming B/C Division ("B/C"). Additionally, the frequency of B/C Bulk Sales have reduced the interest income as the loans have remained on the warehouse line for a reduced period. This causes a reduction in both interest income and interest expense.

         Expenses for the Quarter ended September 30, 1996 decreased 11% to $1,469,130 from $1,653,727 for the quarter ended September 30, 1995. Loan origination costs decreased 30% to $47,200 for the current quarter from $67,240 in the comparable prior year quarter ending September 30, 1995. General and Administrative expenses decreased 14% to $1,313,159 from $1,529,378 for the quarter ended September 30, 1995. Marketing and Advertising expense decreased 75% to $1,805 from $7,456 for the quarter ended September 30, 1996.

          A net loss resulted for the current quarter of $678,164 or $0.09 per share as compared to a net loss of $465,213 or $.40 per share for the quarter ended September 30, 1995. This increased loss is due to the loss for the period of Green World which did not exist in 1995 as well as the reduction in net revenues. The loss breakdown is as follows: Westmark Mortgage Corporation (.05), Green World (.02) Other WGHI (.02).


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

         On September 30, 1996, total stockholders equity was $2,173,721. Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans, are essential to the continuation of the Company's ability to originate and purchase loans. The Company borrows funds on a short term basis to support the accumulation of loans prior to sale. These short term borrowings are made under a warehouse line of credit with Princap Mortgage, Inc. ("Warehouse Facility"). Pursuant to the Warehouse Facility, the Company has available a secured revolving credit line of $15 million to finance the Company's origination or purchase of loans, pending sale to investors. The line of credit, pursuant to the Warehouse Facility, has collateral of the assignment and pledge of eligible mortgage loans, bears interest at an annual rate of 2% above prime, payable at the time of purchase by the permanent investor. The Warehouse Facility provides for a transaction charge of $140 per loan and requires the Company to possess a minimum net worth of $250,000 and a compensating cash balance on deposit in the amount of $5,000. On September 30, 1996, the balance outstanding , pursuant to this Warehouse Facility, totaled $7,787,287. The Company does not have any other external lines of credit for financing.

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

         On July 10, 1996, the Company sold all of its capital stock of Network Capital Group, Inc. to PBF Land Company ("PBF") in exchange for various parcels of real property in Florida with a market value appraised at $1,298,000 (Parcel
A). In addition, PBF placed an attorney's opinion letter of title for Quit Claim Deeds for additional parcels (Parcel B) valued at up to $5 million in to escrow. In exchange for the additional property, the Company placed preferred stock with a stated fair market value of $5 million into escrow. The preferred stock may be convertible into common stock beginning April 1, 1997. The minimum conversion price is $1 and no more than a cumulative total of $100,000 worth of preferred stock may be converted per quarter. Further due diligence regarding appraisal, title and legal are necessary in order for the Company to exercise the option to acquire the additional parcels.

         Whitehall Financial Services, Inc. ("Whitehall") claimed a third party beneficial interest in and to the PBF agreement. PBF agreed to return 88,963 shares of Company common stock to the Company which was then issued to Whitehall in full and final settlement of all claims.

         Effective July 21, 1996, the Company and GTB Company entered into an agreement whereby the Company acquired all of the issued and outstanding capital stock of Green World in consideration for (I) 130,000 shares of Class E Convertible Preferred Stock, stated fair market value $10.00 per share ("Preferred Stock:), which Preferred Stock is convertible into Common Stock at the option of the holder at any time within one year of issuance at a conversion price of $.45 per share of Common stock, and (ii) payment of royalties of 14% of the gross sales of Green World for a period of two years from the date of this agreement, which payments are to be made on a quarterly basis.

         Green World is a nationwide marketer of the Talon Refrigerant Management System("Talon"), an energy-saving add-on to air-cooled condensers found in air conditioners, heat pumps and refrigeration systems. Green World has been establishing a dealer network and currently has commitments from nine dealers on the West Coast, plus Hawaii and the Pacific Basin, from the Marshall to the Fiji Island. Green World has executed an exclusive contract for the sales of its Talon with Trane Specialty A/C Products ("Trane"). The contract calls for Trane to purchase no less than 7,125 units over the next 24 months, with 2,535 units in the first 12 months and 4,800 the remaining 12 months and is renewable for an additional 24 months. Additionally, the contract allows the distributor the exclusive right to market in 16 California counties including those counties in the San Francisco Bay area. The Talon unit has an average payback from energy savings of eight months and is regarded as one of the premier energy saving devices being marketed

         The Company has entered into a number of settlement agreements with various vendors and consultants of the Company, which settlements include the registration and issuance of 294,934 shares of common stock of the Company. Upon registration and issuance of said shares, the creditors will be allowed to sell shares on a monthly basis for a period of two to twelve months to satisfy the obligations in full. The specific creditors and the number of shares to be registered in the name of each creditor are set forth in the Registration Statement on file with the Securities & Exchange Commission ("SEC") or in the amendment thereto. Said settlement shares have been included in a Form SB-2 Registration Statement filed with the SEC on or about June 6, 1996 or will be included to said registration statement. The Company has been unable to comply with the terms and conditions of the settlement agreements with respect to the registration and issuance of shares in view of the fact that the aforementioned Form SB-2 Registration Statement is not effective. As a result of the default, three of the settlement creditors have entered judgment against the Company as follows: Brentwood Credit Corporation - $38,264.00, Bowne of Los Angeles - $11,514.00 and Cohen, Brame & Smith - $26,278.00. The Company is in the process of negotiating a modification to the various settlement agreements, extending the time for registration and issuance of shares to a date that the Company anticipates the SB-2 Registration Statement will be effective.

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

         The Company is defendant in KNIGHT V. LOMAS MORTGAGE U.S.A. AND WESTMARK MORTGAGE CORPORATION. The complaint is based upon a contention by the Plaintiff that Lomas Mortgage U.S.A. as the servicing agent wrongfully impaired the credit rating of Plaintiff and breached the written agreement between the parties. A preliminary determination indicates that the basis for the dispute is between Lomas U.S.A. and the Plaintiff, but the Company has been named as a third party defendant in view of the original contractual relationship between the Plaintiff and Westmark. The Company considers the risk of loss in this matter to be remote, and consequently, no amount has been accrued as of December 31,1995.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

                  None.

ITEM 5.           OTHER INFORMATION

                  The Company completed redomiciling in Delaware pursuant to the affirmative vote of the shareholders at the recent annual meeting. The common stock now has a par value of $.001. The balance sheet now reflects the change to the par value method by moving the value of the common stock to Additional Paid in Capital pursuant to Generally Accepted Accounting Principles
                  (GAAP).

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