Form 10KSB/A
period 1996-12-31
WESTMARK GROUP HOLDINGS INC
filed 1997-04-30
CIK 820771

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-KSB/A
--------------------------------------------------------------------------------

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                   For the fiscal year ended December 31, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


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

Yes   [X]       No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

Issuer's revenues for the 12 months ended December 31, 1996 were $2,933,173.

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the average bid and ask price on the OTC Electronic Bulletin Board on April 11, 1997 was $3,853,650. As of April 11, 1997 registrant has 4,833,002 shares of Common Stock outstanding.

                               TABLE OF CONTENTS

             ITEMS                                                        PAGE


                                    PART I

ITEM 1.     BUSINESS.........................................................3

ITEM 2.     PROPERTIES.......................................................9

ITEM 3.     LEGAL PROCEEDINGS................................................9

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............11



                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS.............................................12

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.............................12

ITEM 7.     FINANCIAL STATEMENTS............................................18

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.............................19



                                   PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
             ACT............................................................19

ITEM 10.    EXECUTIVE COMPENSATION..........................................21

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT..................................................22

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................23

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K................................24

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

RECENT DEVELOPMENTS

   GREEN WORLD ACQUISITION

       Effective July 21, 1996, the Company and GTB Company entered into an agreement whereby the Company acquired all of the issued and outstanding capital stock of Green World in consideration for (i) 130,000 shares of Series E Preferred Stock, stated value $10.00 per share, which preferred stock is convertible into Common Stock at the option of the holder at any time prior to July 21, 1997, at a conversion price of $.45 per share of Common Stock, and (ii) payment of royalties of 14% of the gross sales of Green World for a period of two years from the date of this agreement, which payments are to be made on a quarterly basis. Green World is in the business of refrigerant management systems for energy savings. GTB Company had acquired Green World from Medical Industries, of America, Inc., formerly known as Heart Labs of America, Inc. ("MIOA"), for the following consideration: (i) it discharged a note executed by MIOA payable to GTB Company in the amount of $700,000, (ii) executed a non-interest bearing promissory note in the amount of $380,000, and (iii) agreed to a royalty payment of 7% of the gross sales of Green World until July 1988, and 5% until July 1999. Within one month of acquiring Green World, GTB Company sold it to the Company for the above-captioned terms and conditions. The Company acquired Green World pursuant to a prior corporate strategy to diversify its business operations. Management has determined not to pursue any further diversification strategies at this time, and intends to focus its resources on its mortgage operations. As the date hereof, the board of directors of the Company has determined to spin-off a minimum of 51% and a maximum of 100% of the Green World capital stock the Company owned by the Company. As of the date of this Prospectus, neither the record date or the amount of capital stock to be spun-off has been determined. The timing in terms of the spin-off will be disclosed through appropriate SEC filings when determined.

        Green World is a nationwide marketer of Talon, an energy-saving add-on to air-cooled condensers found in air conditioners, heat pumps and refrigeration systems. Green World has been establishing a dealer network to market its products. Green World has executed an exclusive contract for the sales of its Talon with Trane Specialty A/C Products ("Trane"). The contract calls for Trane to purchase no less than 7,125 units over the next 24 months, with 2,535 units in the first 12 months and 4,800 the remaining 12 months and is renewable for an additional 24 months. Additionally, the contract allows the distributor the exclusive right to market in 16 California counties including those counties in the San Francisco Bay area.

       The Company's decision to acquire Green World was based upon management's concern with the effect of fluctuating interest rates. Management believes that increased interest rates will result in a number of applications for new "A" mortgages, such interest rate having a more adverse effect upon the "A" mortgage market than the "B/C" mortgage market. In an attempt to diversify the business in order to off-set the potential cyclical nature of the "A" mortgage market, the Company embarked on a two-prong diversification strategy. The Company (i) entered into the Green World acquisition with the purpose of developing a revenue stream from a less cyclical business and (ii) determined to aggressively process loan applications in the "B/C" mortgage market. In 1995 the Company determined that the "B/C" mortgage market was not as particularly interest-rate sensitive s the "A" mortgage market and after results of operations were analyzed in the 1996 fiscal year, management determined that the "B/C" mortgage market resulted in a better yields for the Company than mortgages originated in the "A" mortgage market. During 1996 the Company met with numerous financing sources in order to obtain funds to be better able to take advantage of participating in the "B/C" mortgage market as well as to develop the Green World business opportunity. In connection with pursuing such financing, potential investor response led management to conclude that the Company was better able to take advantage of a "B/C" mortgage market than the Green World opportunity, management elected in 1997 to spin-off the Green World business and to concentrate on originating, purchasing and selling "B/C" mortgage loans.

       In connection with the acquisition of Green World by GTB Company from MIOA and the subsequent acquisition of Green World by the Company from GTB Company, the sole shareholder of GTB Company was Charles Chillingworth, who for a brief period prior to the Green World transaction was corporate counsel for the Company and MIOA. In the Green World transaction, Mr. Chillingworth solely represented the interest of GTB Company in its dealing with both MIOA and the Company. Mr. Birmingham was an officer and director of the Company at the time of the Green World acquisition and currently serves in those positions with the Company. During the Green World acquisition by MIOA, Mr. Birmingham was an officer and director of MIOA, and upon the sale of Green World to GTB Company, Mr. Birmingham was only a director of MIOA. In August 1996, Mr. Birmingham resigned as a director of MIOA. Mr. Morrel was an officer and director of MIOA at the time of the acquisition and prior to the acquisition was an officer and director of the Company. Mr, Birmingham abstained from voting on the proposed sale of Green World by MIOA to GTB Company and abstained from voting on the Green World acquisition by the Company from GTB Company. The board of directors of the Company believes that the transaction to acquire Green World was conducted on an arms'-length basis.


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

   None.

                                    PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
             STOCKHOLDER MATTERS


       The Company's Common Stock is listed on the Nasdaq SmallCap Market under the symbol "WGHI." The following table sets forth the high and low last sales prices of the Common Stock for the periods indicated and reflect inter-dealer prices, without retail mark-up, mark-down or commission::

                                                              PRICE RANGE
FISCAL YEAR                                                HIGH         LOW
  1995
     First Quarter .................................     $11.40       $3.60
     Second Quarter ................................       8.40        3.60
     Third Quarter .................................       8.50        5.40
     Fourth Quarter .................................      6.50        1.62

  1996
     First Quarter..................................      $3.23       $2.13
     Second Quarter.................................       1.75         .81
     Third Quarter..................................       1.44         .53
     Fourth Quarter.................................      1.375         .47


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

SIGNIFICANT ACCOUNTING POLICIES

       Mortgage loans are originated to be sold to investors and are reported at the lower of cost or market. Loans covered by commitments are valued as specified in the commitment. Loans not covered by commitments are valued at market, as determined by reference to the Company's normal market outlets. Loan origination fees and certain direct costs are deferred and reflected in operations when the underlying loan is sold. Investment income on loans held for sale is recognized as earned. Sales and expenses of Green World are reorganized as incurred.

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

       The Company received an unsolicited offer to buy the capital stock of Network Capital Group which owned developed and undeveloped land in California, in exchange for undeveloped property located within a 30-mile radius of the Company's headquarters. Management determined that it lacked the technical and financial resources to monitor the property as well as the complicated and ever-changing land use and regulatory laws affecting the California real estate and believed that it was more prudent to own and operate real estate within a 30-mile radius of its corporate headquarters. Moreover, the property in California was subject to a foreclosure action. Management weighed the tax factors with the proximity of the Florida real estate, causing management to effect the trade in Network Capital Group with the underdeveloped property previously owned by PBF.

RESULTS OF OPERATIONS

      FISCAL 1996 COMPARED TO FISCAL 1995

      Total revenues decreased 6% to $2,933,173 in 1996 from $3,106,900 in 1995. This was primarily due to a shift in focus to originating non-conforming mortgages and the disposal of previously unsold loans whose gain on sales were minimal. In particular, $15,000,000 of 1995 ending inventory was sold for a net gain of 60 basis points. This inventory comprised 20% of total sales in 1996.

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

       Total expenses decreased 34% to $6,971,539 in 1996 from $10,594,920 in 1995. This decrease is primarily due to (i) a decrease in general and administrative expenses and (ii) non-recurring expenses incurred in 1995 financial transactions.

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

       Depreciation and amortization expenses decreased to $185,277 in 1996 from $194,543 in 1995, primarily due to the age of the equipment and the disposal of certain California based assets and was adversely affected by the Green World amortization.

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

       On December 31, 1996, the Company had a working capital deficit of $5,079,003 and total stockholders equity of $200,527. Net cash provided by operating activities was $11,893,769 in 1996 compared with net cash used by operating activities of $16,665,858 for 1995. The reason for the significant change is that the Company decreased the amount of mortgage loans held for sale by approximately $14 million at the 1996 year end, as compared to the 1995 year end. The use of operating cash is offset by funds provided by the Princap Warehouse Facility. Net cash used by financing activities was $12,173,400 compared with net cash provided from financing activities of $16,971,281 in 1995, which relates approximately to the amount outstanding pursuant to the Princap Warehouse Facility at the respective year ends. Net cash used in investing activities was ($13,752) in 1996 compared with ($101,080) in 1995.

       Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans, are essential to the continuation of the Company's ability to originate and purchase loans. The Company borrows funds on a short term basis to support the accumulation of loans prior to sale. These short-term borrowings are made under the Warehouse Facility with Princap Mortgage, Inc., The Money Store and Household Financial Services, Inc. Pursuant to the Princap Warehouse Facility, the Company has available a secured revolving credit line of $10 million to finance the Company's origination or purchase of loans, pending sale to investors. The line of credit, pursuant to the Princap Warehouse Facility, has collateral of the assignment and pledge of eligible mortgage loans, and bears interest at an annual rate of 2% above prime, payable at the time of purchase by the permanent investor. This arrangement allows the Company to utilize interest received from the borrower during the period prior to the sale of the loan. The Princap Warehouse Facility provides for a transaction charge of $140 per loan and requires the Company to possess a minimum net worth of $250,000 and a compensating cash balance on deposit in the amount of $5,000. At December 31, 1996, the balance outstanding, pursuant to this Princap Warehouse Facility, totaled $4,748,021. In 1997, the Company entered into warehouse lines o credit with The Money Store and Household Financial Services, Inc. Pursuant to the Money Store Warehouse Facility, the Company has available a $5 million line of credit with an interest rate of 1.5 % above prime and no transaction fee. Pursuant to the Household Financial Services Warehouse Facility, the Company has available a $5 million line of credit with an interest rate of 2% above prime and a $100 loan transaction fee. The Company does not have any other external lines of credit for financing.

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

       The Company's internally generated cash flows from operations has historically been and continues to be insufficient for its cash needs. It is expected that internal sources of liquidity will improve during 1997. However, until such time as the Company achieves positive cash flow before working capital changes, the Company will continue to rely on external sources for liquidity. At December 31, 1996, the Company had short-term indebtedness of $2,484,263 of which $1,727,569 is owed to MIOA. Pursuant to the terms of the Westmark-Medical Industries Agreement, this amount will be forgiven in consideration for, among other obligations, the payment of $1.5 million and the execution of a $1,803,000 promissory note. This note is amortized over a ten year period, bearing interest at the rate of 10% per annum, with a three year balloon payment. The Company expects to receive approximately $5,455,000 in net proceeds from the Reisert Financing which the Company intends to allocate as follows: $1.5 million to be paid to MIOA pursuant to the Westmark-Medical Industries Agreement, $1.1 million for the redemption of outstanding Preferred Stock, $300,000 for the payment of certain creditors, and $2,555,000 for working capital. The Company has not established any other lines of credit or other similar financial arrangements with any lenders. If it appears at any time in the future that the Company is again approaching a condition of cash deficiency, the Company will be required to seek additional debt or equity financing, sell assets, or otherwise bring cash flow in balance. The board of directors of the Company has determined to spin-off a minimum of 51% and a maximum of 100% of the Green World capital stock it owns as a dividend to its shareholders. By spinning-off all or a substantial interest in Green World, Green World will operate as a separate entity, will seek its own public or private financing (debt or equity) in order to support its operations, and will partially or wholly cease to be an asset of the Company.

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

       MR. STORY has served as senior vice-president of Lending since May 1996. Formerly, Mr. Story was chief executive officer and president of West Coast Mortgage Services, Inc. from July 1985 to April 1996. Mr. Story was the marketing director of Beneficial Management Corporation in Peapock, New Jersey from January 1969 to July 1985. Additionally, Mr. Story has served as president of the Florida Association of Mortgage Brokers-Gulf Coast in 1984. Currently, Mr. Story is a certified mortgage consultant of Florida and National Association of Mortgage Brokers.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

       Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10 percent of the Company's common stock, to file reports of ownership and changes of ownership with the securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). Based solely on the reports received by the Company, the Company believes that the directors, executive officers, and greater than ten percent beneficial owners complied with all applicable filing requirements during the fiscal year ended December 31, 1996.

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

                           SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM
                                     ANNUAL COMPENSATION                COMPENSATION
                                    ---------------------  ------------------------------------
NAME AND PRINCIPAL         FISCAL            OTHER ANNUAL    STOCK   OPTIONS AND   ALL OTHER
    POSITION                YEAR    SALARY   COMPENSATION  ISSUANCES  WARRANTS    COMPENSATION
    --------                ----    ------   ------------  ---------  --------    ------------
Mark Schaftlein, .........  1996  $143,353(1)  $ 3,353    --        90,000(2)     --
  Chief Executive ........  1995  $100,685        --      --         1,500        --
  Officer ................  1994      --          --      --          --          --

Norman J. Birmingham, ....  1996  $ 87,500        --      --        90,000(2)     --
  Chief Financial ........  1995       -0-        --      --          --          --
  Officer ................  1994      --          --      --          --          --


Michael F. Morrell .......  1996      --          --      --          --          --
   Chief Executive .......  1995    55,518      14,220  16,204(3)   69,000     148,167
   Officer ...............  1994    90,000      14,220    --        60,000      80,833

--------------------

(1)  Includes $3,353 in other annual compensation comprised of a car allowance.

(2)  Only 45,000 of these options have vested.

(3)  These shares were issued in lieu of $25,000 accrued salary in 1995.

--------------

EMPLOYMENT AGREEMENTS

       In April 1996, Mr. Birmingham entered into a three-year employment agreement with the Company which provides for an annual base salary of $100,500. Additionally, Mr Birmingham was issued a warrant to purchase 90,000 shares, 45,000 of which are currently exercisable over a five-year term at $2.25 per share, and 45,000 of which vest in full if the Company's net income in 1996, 1997 or 1998 is $480,000 (and vest on a pro-rata basis if a lesser amount of net income is earned in those periods), exercisable during a five year term from the date of vesting in full. In the event an employment agreement is terminated other than for "just cause," such terminated employee would be entitled to receive one-year's salary. Additionally, Mr. Birmingham has deferred $18,227 of his salary.

       In March of 1997, Mr. Schaftlein entered into a three-year employment agreement which provides for an annual base salary of $150,000 the first year, $162,000 the second year and $174,000 the third year and an aggregate of 600,000 incentive stock options vesting as soon as April 1998 and as late as April 2000, exercisable for a five-year period from vesting at exercise prices ranging from $1.00 to $2.00 per share. Additionally, Mr. Schaftlein was issued a warrant to purchase 90,000 shares, 45,000 of which are currently exercisable over a five-year term at $2.25 per share, and 45,000 of which vest in full if the Company's net income in 1996, 1997 or 1998 is $480,000 (and vest on a pro-rata basis if a lesser amount of net income is earned in those periods), exercisable during a five-year term from the date of vesting in full. In the event an employment agreement is terminated other than for "just cause," such terminated employee would be entitled to receive one-year's salary. Additionally, Mr. Schaftlein has deferred $45,416 of his 1995 and 1996 salaries.

       In March of 1997, Mr. Story entered into a three-year employment agreement which provides for an annual base salary of $126,000 the first year, $138,000 the second year and $150,000 the third year, and an aggregate of 400,000 incentive stock options vesting as soon as April 1998 and as late as April 2000, exercisable for a five-year period from vesting at exercise prices ranging from $1.00 to $2.00.

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

                                   SHARES OF               PERCENT OF
    NAME AND ADDRESS(1)           COMMON STOCK         VOTING POWER(2)(3)
----------------------------    -------------------  -----------------------

GTB Company ................        2,888,889(4)              31.1%
Louis Resweber .............          250,000(5)               2.7%
Mark Schaftlein ............           49,667(6)                 *
Norman Birmingham ..........           46,000(7)                 *
Todd Walker ................             --                   --
Payton Story ...............             -(8)                 --
All officers and directors
   as a group (five persons)          345,667(9)               3.2%
----------
*  Less than one percent.

(1) The address for the above referenced stockholders is 355 N.E. Fifth Avenue, Delray Beach, FL 334831, except for Medical Industries of America, Inc., which is 1903 S. Congress Avenue, #400, Boynton Beach, FL 33426.

(2) Gives effect to 400,000 shares of Common Stock issued pursuant to the Westmark-Medical Industries Agreement, 2,888,889 shares of Common Stock issued pursuant to the GTB conversion and 800,000 shares of Common Stock issued pursuant to the Hollenbeck conversion.

(3) Does not give effect to the the issuance of 1,799,486 shares upon exercise of warrants, conversion of 2,018,892 shares of preferred stock, and conversion of convertible debt into 812,351 shares the issuance and/or resale of which is being registered in the Prospectus.

(4)    Issued pursuant to Westmark-GTB Agreement.

(5)    Includes a warrant to purchase 250,000 shares of Common Stock.

(6) Includes options and warrants currently exercisable to purchase an aggregate of 46,500 shares of Common Stock, but excludes option to purchase 600,000 shares that vest no earlier than April 1998.

(7) Includes an option presently exercisable to purchase 45,000 shares of Common Stock.

(8) Excludes options to purchase an aggregate of 400,000 shares of stock that vest no earlier than April 1998.

(9) Includes options and warrants to purchase an aggregate of 342,500 shares of Common Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

       GTB Company is controlled by Charles Chillingworth, the sole stockholder, officer and director. Bradley Ray is a creditor of GTB Company, but is not a controlling party of GTB Company. PBF is controlled by Charles Chillingworth, the sole stockholder, officer and director. For a description of the transactions involving PBF and the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -Investment in Real Estate and Preferred Stock." In September 1996, Mr. Chillingworth was issued 36,551 unrestricted shares of Common Stock, registered pursuant to a registration statement on form S-8, for services rendered. In January 1997, Mr. Chillingworth was issued 21,000 shares of common stock for services rendered, the resale of which is being registered hereby. In June 1996, Mr. Ray was issued 150,000 unrestricted shares of Common Stock, registered pursuant to a registration statement on form S-8, for services rendered, pursuant to a January 1996 consulting agreement. Furthermore, an affiliate of Mr. Chillingworth loaned the Company $150,000 pursuant to notes that mature in June 1997, bear interest at the rate of 10% per annum and are convertible at a conversion price of $.69 per share. Mr. Ray loaned the Company $61,251 in July 1996, which note matures in July 1997, bears interest at the rate of 10% per annum payable quarterly, and is non-convertible.

       In March 1997, PBF loaned the Company $150,000 pursuant to a note that matures in March 1998, bears interest at a rate of 10% per annum and is currently convertible at a conversation price of $.87.

       In March 1996, Mr. Hollenbeck agreed with the Company to provide for the redemption of his 290,000 shares of Common Stock based on the then market price in exchange for, among other considerations, a two-year consulting agreement providing for the payment of $75,000 in the first year and $90,000 in the second year, $400,000 cash, and the issuance of 100,000 shares of Series A Preferred Stock in April 1996. In December 1996, Mr. Drew Hollenbeck relinquished his right to force the Company to redeem the Series A Preferred Stock. Series A Preferred Stock convertible into 800,000 shares of Common Stock upon the effective date of the Form SB-2 Registration Statement, Registration Number 333-05569.

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

4.1(3)      Form of specimen Common Stock

4.2(3)      Series A Preferred Stock Designation

4.3(3)      Series B Preferred Stock Designation

4.4(3)      Series C Preferred Stock Designation

4.5(3)      Series D Preferred Stock Designation

4.6(3)      Series E Preferred Stock Designation

4.7(3)      Series F Preferred Stock Designation

10.1(3)     Green World Stock Purchase Agreement

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

10.34(3)    Settlement Agreement between the Company and Grubb & Ellis

10.35(3)    Settlement Agreement between the Company and Ousley, Inc.

10.36(3)    Settlement Agreement between the Company and Curci-England

10.37(3)    Agreement between the Company and GTB Company

10.38(3)    Agreement between the Company and PBF Land Company

10.39(3) Settlement Agreement between the Company and Medical Industries of America, Inc., and Amendment thereto.

10.40(3)    Drew Hollenbeck Conversion Notification

11.1(3)     Statement Re: Computation of Per Share Earnings

21.1(3)     List of Subsidiaries

---------------------
(1) The information required by this exhibit is incorporated by reference to the exhibits filed in connection with the Company's prior Registration Statement on Form S-18 (Commission File No. 33-16715-D)
(2) The Articles of Amendment to the Articles of Incorporation dated July 11, 1994, were attached to the December 31, 1994 Form 10-KSB.
(3) The information required by this exhibit is incorporated by reference to the exhibits filed in connection with the Company's prior Registration Statement on Form SB-2 (Commission File No. 333-05569).

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

Aurora, Colorado
March 11, 1997


                                                        COMISKEY & COMPANY
                                                        PROFESSIONAL CORPORATION

WESTMARK GROUP HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1996


ASSETS

Current Assets

      Cash and Cash equivalents ..............................     $     18,533
      Mortgage Loans Held for Sale ...........................        4,995,193
      Inventory ..............................................           41,008
      Accounts Receivable ....................................           18,711
                                                                   ------------
      Total current assets ...................................        5,073,445

Property and Equipment
      Office buildings .......................................          167,560
      Office furniture and equipment .........................          429,951
                                                                   ------------
                                                                        597,511
      Accumulated depreciation ...............................          299,429
                                                                   ------------
      Property and equipment, net ............................          298,082

Other assets
      Investment in preferred stock ..........................        2,000,000
      Investment in land .....................................        1,000,000
      Goodwill, net of amortization ..........................        1,753,044
      Dividends receivable ...................................          140,000
      Deposits and other assets ..............................           60,272
                                                                   ------------
      Total other assets .....................................        4,953,316
                                                                   ------------
      Total assets ...........................................       10,324,843
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Warehouse line payable .................................        4,748,021
      Accounts payable .......................................        1,645,413
      Notes payable - related party ..........................        1,727,569
      Notes payable ..........................................          756,694
      Accrued settlement obligation ..........................          407,560
      Accrued misc. liabilities ..............................          290,639
      Dividends payable ......................................          126,000
      Accrued payroll taxes ..................................          105,728
      Accrued interest .......................................          241,692
                                                                   ------------
      Total current liabilities ..............................       10,049,316

Callable preferred stock - Series A -
18,750 shares outstanding ....................................           75,000

Stockholders' equity

      Preferred stock, $0.001 par value, 10,000,000
      shares authorized, 780,000 shares issued
      and outstanding ........................................        3,250,000
      Common stock, $0.001 par value, 50,000,000
      shares authorized, 4,833,002 shares issued
      and outstanding ........................................            4,833
      Additional paid-in capital .............................       24,801,364
      Accumulated deficit ....................................      (26,655,416)
                                                                   ------------
                                                                      1,400,781
      Stock issued but unearned/unpaid .......................       (1,200,254)
                                                                   ------------
      Total stockholders' equity .............................          200,527
                                                                   ------------
Total liabilities and stockholders' equity ...................       10,324,843
                                                                   ============

    The accompanying notes are an integral part of the financial statements.

WESTMARK GROUP HOLDINGS, INC.
STATEMENT OF LOSS AND ACCUMULATED DEFICIT
For the years ended December 31, 1996 and 1995

                                                         For the year ended Dec. 31,
                                                          ------------------------
                                                              1996          1995
                                                          ----------   -----------
REVENUES
           Loan origination fees .......................     355,255       544,386
           Gain on sale of loans .......................   1,881,068     1,569,559
           Investment income - mortgages ...............     584,399       938,657
           Sales - refrigeration units .................      29,252          --
           Other .......................................      83,199        54,298
                                                          ----------   -----------
                                                           2,933,173     3,106,900
EXPENSES
           Direct loan fees ............................     432,425       212,309
           Interest expense ............................   1,172,852     1,223,875
           Non-cash compensation .......................   1,153,318     1,099,000
           General and administrative ..................   3,930,199     6,775,395
           Costs and expenses - refrigeration division .      97,488          --
           Loss on write-down of REO's .................        --         124,654
           Loss on write-down of servicing receivable ..        --         179,663
           Depreciation ................................      74,393        95,627
           Amortization ................................     110,864        98,916
           Bad debts ...................................        --          80,521
           Loss on investment in Greentree .............        --         225,000
           Repurchase losses ...........................        --         480,000
                                                          ----------   -----------
           Total expenses ..............................   6,971,539    10,594,960

Net operating loss .....................................  (4,038,366)   (7,488,060)

Other income (expense)
           Dividend income .............................     140,000          --
                                                          ----------   -----------
Loss from continuing operations before income tax ......  (3,898,366)   (7,488,060)
Provision for income tax benefit .......................      39,000       180,000
                                                          ----------   -----------
Net loss before extraordinary items ....................  (3,859,366)   (7,308,060)

Extraordinary items
           Gain on extinguishment of debt, (net of
            tax of $180,000) ...........................        --         270,000
           Gain on disposal of subsidiary (net of
            tax of $39,000) ............................      58,371          --
                                                          ----------   -----------
           Net Loss ....................................  (3,800,995)   (7,038,060)
                                                          ==========   ===========
Per share amounts
           Loss from continuing operations .............       (1.06)        (6.75)
           Extraordinary items .........................        0.02          0.25
                                                          ----------   -----------
           Net loss per share ..........................       (1.04)        (6.50)
                                                          ==========   ===========
           Weighted average number of shares outstanding   3,660,340     1,082,371
                                                          ==========   ===========

    The accompanying notes are an integral part of the financial statements.

WESTMARK GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
DECEMBER 31, 1996 and 1995

                                                                                                    For the year ended Dec. 31,
                                                                                                -----------------------------------
                                                                                                     1996                   1995
                                                                                                 -----------           ------------
CASH FLOWS FROM OPERATIONS:
      Consolidated net loss ...........................................................           (3,800,995)            (7,038,060)
      Adjustments to reconcile net loss to net cash
          flows from operations
              Depreciation and amortization ...........................................              185,256                194,543
              Non-cash compensation and stock for services ............................            1,153,318              1,745,151
              Loss on disposal of assets ..............................................               71,856                124,654
              Loss on investment in Greentree .........................................                 --                  225,000
              Pre-tax extraordinary gains .............................................              (97,371)              (450,000)
                                                                                                 -----------           ------------
                  Net cash used by operations before working
                      capital changes .................................................           (2,487,936)            (5,198,712)

              Net (increase) decrease in accounts receivable ..........................              365,717                466,498
              (increase) decrease in other current assets .............................              (41,008)               368,693
              (increase) decrease in mortgage loans held for sale .....................           14,484,836            (14,208,495)
              (increase) decrease in dividend receivable ..............................             (140,000)                  --
              (increase) decrease in other assets .....................................               20,581              1,020,004
              Increase (decrease) in accounts payable .................................             (131,292)               860,895
              Increase (decrease) in current liabilities ..............................             (177,129)                25,259
                                                                                                 -----------           ------------
                  Net cash provided (used) by operations ..............................           11,893,769            (16,665,858)

CASH FLOWS FROM INVESTING ACTIVITIES
      Cash invested in Greentree Mortgage .............................................                 --                 (100,000)
      Purchase of fixed assets and improvements .......................................              (13,752)               (50,133)
      Proceeds from sale of real estate ...............................................                 --                   49,053
                                                                                                 -----------           ------------
                  Net cash used by investing activities ...............................              (13,752)              (101,080)

CASH FLOWS FROM FINANCING ACTIVITIES
      Borrowings on line-of-credit ....................................................           73,633,630            158,020,868
      Repayments on line-of-credit ....................................................          (87,511,475)          (144,480,885)
      Sale of stock for cash ..........................................................              920,000              1,725,081
      Repurchases of common stock .....................................................             (802,000)                  --
      Proceeds from issuance of notes payable .........................................            1,661,988              1,808,500
      Payments on line-of-credit and other notes payable ..............................              (75,543)              (102,283)
                                                                                                 -----------           ------------
                  Net cash provided (used) by financing activities ....................          (12,173,400)            16,971,281
                                                                                                 -----------           ------------
                  Net decrease in cash and cash equivalents ...........................             (293,383)               204,343
      CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ....................................              311,916                107,573
                                                                                                 -----------           ------------
      CASH AND CASH EQUIVALENTS, END OF YEAR ..........................................               18,533                311,916
                                                                                                 ===========           ============

     The accompanying notes are an integral part of the financial statements

WESTMARK GROUP HOLDINGS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1996

                                                                  Non-Callable
                                                                 Preferred stock                              Common stock
                                                              ---------------------------          --------------------------------
                                                              # shares           amount             # shares              amount
                                                               -------          ---------          ----------           -----------
Balance, December 31, 1994 ..........................             --                 --               674,605            17,271,983

Issuance of common stock
January 1995 - December 1995 ........................             --                 --             1,958,167             5,893,954

Paid in capital from option
arrangements ........................................             --                 --                  --                    --

Net Loss ............................................             --                 --                  --                    --
                                                               -------          ---------          ----------           -----------
Balance December 31, 1995 ...........................             --                 --             2,632,772            23,165,937

Repurchase and retirement
of common shares
April 1996 ..........................................             --                 --              (240,000)             (802,000)

Issuance of common stock
for services and debt conversions
March 1996 - October 1996 ...........................             --                 --             2,420,230             1,798,572

Issuance of common stock for cash ...................             --                 --                20,000                20,000

Issuance of Non-Callable
Series B Preferred Shares
for cancellation of warrants
April 1996 ..........................................          300,000            600,000                --                    --

Issuance of Non-Callable
Series C Preferred Shares
for cash
April 1996 ..........................................          200,000            700,000                --                    --

Issuance of Non-Callable
Series D Preferred Shares
for subscription receivable
August 1996 .........................................           50,000            250,000                --                    --

Issuance of Non-Callable
Series E Preferred Shares
for cash and acquisition of
Green World Technology
July 1996 ...........................................          130,000          1,300,000                --                    --

Reclassification of 400,000 shares
of preferred A to non-callable to
reflect the relinquishment of the
call provision by the holder in
December, 1996 ......................................          100,000            400,000                --                    --

Cumulative preferred dividends
payable .............................................             --                 --                  --                    --

Non cash compensation recognized
for warrant issuances ...............................             --                 --                  --                    --

Adjustment to reflect
reincorporation in Delaware and
change from no par value common
stock to par value common stock .....................             --                 --                  --             (24,177,676)


Net loss ............................................             --                 --                  --                    --
                                                               -------          ---------          ----------           -----------
Balance, December 31, 1996 ..........................          780,000          3,250,000           4,833,002                 4,833
                                                               =======          =========          ==========           ===========
                                                               Additional        Other                                   Total
                                                                Paid In         equity              Accumulated       Stockholders'
                                                                Capital        reductions            Deficit             Equity
                                                              -----------      ----------         -----------         ----------
Balance, December 31, 1994 ...........................             54,688            --           (15,690,361)         1,636,310

Issuance of common stock
January 1995 - December 1995 .........................               --              --                  --            5,893,954

Paid in capital from option
arrangements .........................................          1,099,000            --                  --            1,099,000

Net Loss .............................................               --              --            (7,038,060)        (7,038,060)
                                                              -----------      ----------         -----------         ----------
Balance December 31, 1995 ............................          1,153,688            --           (22,728,421)         1,591,204

Repurchase and retirement
of common shares
April 1996 ...........................................               --              --                  --             (802,000)

Issuance of common stock
for services and debt conversions
March 1996 - October 1996 ............................               --          (950,254)               --              848,318

Issuance of common stock for cash ....................               --              --                  --               20,000

Issuance of Non-Callable
Series B Preferred Shares
for cancellation of warrants
April 1996 ...........................................           (600,000)           --                  --                 --

Issuance of Non-Callable
Series C Preferred Shares
for cash
April 1996 ...........................................               --              --                  --              700,000

Issuance of Non-Callable
Series D Preferred Shares
for subscription receivable
August 1996 ..........................................               --          (250,000)               --                 --

Issuance of Non-Callable
Series E Preferred Shares
for cash and acquisition of
Green World Technology
July 1996 ............................................               --              --                  --            1,300,000

Reclassification of 400,000 shares
of preferred A to non-callable to
reflect the relinquishment of the
call provision by the holder in
December, 1996 .......................................               --              --                  --              400,000

Cumulative preferred dividends
payable ..............................................               --              --              (126,000)          (126,000)

Non cash compensation recognized
for warrant issuances ................................             70,000            --                  --               70,000

Adjustment to reflect
reincorporation in Delaware and
change from no par value common
stock to par value common stock ......................         24,177,676            --                  --                 --


Net loss .............................................               --              --            (3,800,995)        (3,800,995)

                                                              -----------      ----------         -----------         ----------
Balance, December 31, 1996 ...........................         24,801,364      (1,200,254)        (26,655,416)           200,527
                                                              ===========      ==========         ===========         ==========

    The accompanying notes are an integral part of the financial statements.

WESTMARK GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996

      1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

        Principles of Consolidation

        For all periods presented, the consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, Westmark Mortgage Corporation and Green World Technologies, Inc. Until its disposal in July 1996, Network Capital Group (an inactive wholly owned subsidiary with an interest in real property) is included in the consolidation. Intercompany transactions have been eliminated in consolidation.

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

WESTMARK GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996

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

      2.COMMITMENTS AND CONTINGENCIES

        Classification as a going concern

        The Company has incurred significant and recurring operating losses, including $3.8 million in 1996 and $7.0 million in 1995. It has historically supplemented its operating cash flows with financing from outside sources. At December 31, 1996, the Company had negative working capital of $4.9 million, including $2.5 million in notes currently due by their terms or scheduled to come due in 1997. In addition, the Company has negotiated several settlement agreements with its creditors to settle its outstanding obligations through the issuance of stock. To date, the Company has been unsuccessful in registering the shares

WESTMARK GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996

        underlying many of these settlement agreements, and consequently various settlement defaults have resulted in unsatisfied judgments against the Company.

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

        As further described in footnote 10, the Company has entered into an agreement to conduct a best efforts offering of preferred stock for a minimum of $3 million and a maximum of $6 million gross proceeds. Concurrently with and contingent upon the success of this offering is an agreement to defer or repay $ 1.7 million in outstanding debt payable to Medical Industries of America, Inc. (formerly Heart Labs of America, Inc.), a significant shareholder. Since the offering is conducted on a best efforts all-or-none minimum basis, there can be no guarantee that the offering will be successful and that the related restructuring of debt will be accomplished. Failure to obtain sufficient outside financing will have a direct, material adverse effect on the future operations of the Company.

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

        Antidilution agreement

        The Company has an agreement with Medical Industries of America, Inc.,
        (MIOA) a 49% shareholder of the Company, to issue shares to MIOA which will be sufficient to maintain its 49% interest in the Company. As of December 31, 1996, the Company has not issued all of these shares. In the transaction more fully described in footnote 10, MIOA has agreed to relinquish its right to receive these shares as part of a restructuring of its ownership in WGHI and the renegotiation of certain debt advances by MIOA to WGHI.

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

WESTMARK GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996

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

WESTMARK GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996

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

        Land Purchase Commitment

        The Company has agreed to place $5,000,000 of preferred stock in escrow to secure an option to purchase additional land parcels similar to the Company's current investment in land. The preferred stock may be convertible by the landowner into common stock at a minimum conversion price of $1.00 beginning in April 1997. The Company is contractually obligated to purchase $1,000,000 of land, which contractual obligation will be satisfied through the release of $1,000,000 in preferred shares from escrow. Additional shares of stock will be released through conversion to common equity only in the event that land sales net proceeds to the Company in excess of $1,000,000. The Company is not obligated to issue any additional shares of prefered stock until and if the Company receives $1 million of gross proceeds from the sale of the land acquired from PBF Land Company. When and if the Company receives gross proceeds in excess of $1 million from the sale of the land acquired by PBF Land Company, the Company is obligated to issue additional shares of Series F Preferred Stock or cash at a rate of $.50 per $1 of gross proceeds received by the Company from the sale of such land.

      3.RELATED PARTY TRANSACTIONS

        Effective November 1995, and through the year ended December 31, 1996, the Company owned a $2,000,000 investment in the preferred stock of Medical Industries of America, Inc. ("MIOA"). MIOA in turn owned approximately 49% of the outstanding common stock of the Company. In the transaction more fully described in Note 10, these shareholdings will be exchanged to eliminate all significant commonality of ownership between the two companies.

        From February 1996 to May 1996, MIOA advanced the Company a total of $1,727,569 for which the Company issued various 10% promissory notes payable between February 13, 1997 and May 1, 1997. The promissory notes are secured by Series C preferred

WESTMARK GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996

        stock of the Company which is convertible at 84% of the bid price on the date of the conversion. As more fully discussed in Note 10, this debt is to be refinanced on a long term basis, subject to the receipt by the Company of a minimum of $3,000,000 in equity financing.

        During the period January 1, 1996 to June 28, 1996, Mr. Norman J. Birmingham served as president of MIOA. From November 1995 to September 1996, Mr. Birmingham served as president of the Company, and in December 1996, he was named as chief financial officer of the Company. Mr. Birmingham owns 8,000 shares of MIOA (which is less than 1% of the total outstanding shares) and approximately 1,000 shares of the Company.

        The Company purchased its investment in land from PBF Land Co. PBF Land Co. is owned and controlled by Mr. Charles Chillingsworth II.

        The Company purchased its investment in Green World Technologies, Inc. from GTB Company is owned and controlled by Mr. Charles Chillingsworth. For the period January 1996 through March 1996, Mr. Chillingsworth provided consultant services to the company totalling $78,000. For the period November 1995 through May 1996, Mr. Chillingsworth also provided legal services to MIOA. Mr. Chillingsworth owns no shares of MIOA, but is a party to a settlement agreement with the Company entitling him to 36,551 shares of the Company.

        In June 1996, the Company issued 150,000 shares of WGHI common stock with a fair value of $187,000 to Mr. Bradley T. Ray. Mr. Ray was a consultant to and held shares in MIOA through June 1996. The maximum aggregate number of shares of MIOA owned by Mr. Ray totaled 12,450 (on a post-split basis) which amount equates to approximately 12% of the then outstanding shares of MIOA.

        The Company is leasing its headquarters from a shareholder and former officer of the Company, Mr. Michael J. Morell for approximate monthly payments of $2,300 through April 1998. Mr. Morell is currently an officer and director of MIOA.

      4.OUTSTANDING DEBT

        Warehouse Lines

        As of December 31, 1996, Westmark Mortgage Corporation has a warehouse agreement with Princap Mortgage Warehouse, Inc. totaling $15,000,000 through November , 1997. The line is fully collateralized by the assignment and pledge of eligible mortgage loans. Interest on the line is payable at the time of purchase by the permanent investor at an annual rate of 2.0% above the prime rate of interest (10.25% at December 31, 1996). There is a transaction charge of $140 per loan. In addition the warehouse agreement requires Westmark Mortgage Corporation to possess minimum net worth of $250,000, and maintain a compensating cash balance on deposit with a designated financial institution totaling $5,000. At December 31, 1996, the net worth of Westmark Mortgage Corporation was $422,577 and the balance outstanding on this line-of-credit totaled $4,748,021.

        Other Notes Payable

        The Company is obligated under the following notes payable at December 31, 1996:

10% notes payable to MIOA, face amount $1,727,569,
secured by Series C Preferred Stock of the Company
convertible at 84% of bid price on the date of
conversion. Due at various dates ranging from
February 13, 1997 to May 1, 1997  .................................    1,727,569

WESTMARK GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996

12% mortgage loan, secured by building. Face amount
$87,000. Installment payments of $2,807 due monthly with
entire amount due June 1, 1998. Foreclosure actions
initiated in 1995 have been cured in 1996  ........................       48,005

12.5% unsecured demand note, face amount $25,000,
requiring payments of $3,500 per month pursuant to a 1996
settlement agreement.  These payments are in default ..............       19,770

18% unsecured demand note, face amount $22,350, due
on demand .........................................................       22,350

10% convertible demand note, face amount $29,218, due
April 15, 1997, convertible into the Company's common stock
at a conversion price equal to the closing bid price
on the date of conversion .........................................       29,218

12% convertible, subordinated, unsecured promissory
notes, face amount $79,750, due thirty days from
issuance and renewable thereafter in thirty day
increments by the holder. Convertible at the option of
the holder into shares of the Company's common stock at
a conversion rate of $0.55 per share ..............................       79,750

10% convertible unsecured promissory notes, face amount
$39,850, due on demand, convertible into shares of the
Company's common stock at prices ranging from  $0.42 to
$0.61 per share ...................................................       39,850

10% convertible unsecured promissory notes, face amount
$61,251, due June 30, 1997, convertible into shares of the
Company's common stock at the prevailing market value
in the event of default ...........................................       59,751

10% convertible unsecured promissory note, face
amount $50,000, due June 14, 1996, convertible into
the Company's common stock at $0.81 per share .....................       30,000

10% convertible unsecured promissory note, face
amount $100,000, due Feb. 28, 1997, convertible into
shares of the Company's common stock at $0.81 per share ...........      100,000

10% unsecured promissory note, face amount $19,000,
due on demand .....................................................       19,000

13.54% convertible obligation, face amount $229,000,
$115,000 of which shall be payable in cash upon the
closing of a transaction whereby WGHI receives at least
$3,000,000 in additional capitalization, otherwise
payable in shares of the Company's stock. Balance
payable in shares of the Company's common stock by
January 30, 1997  .................................................      229,000

WESTMARK GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996

11.25% convertible obligation, face amount $80,000
$40,000 of which shall be payable in cash upon the closing
of a transaction whereby WGHI receives at least
$3,000,000 in additional capitalization, otherwise payable
in shares of the Company's stock.  Balance payable in
shares of the Company's common stock by January 30,
1997  .............................................................       80,000
                                                                       ---------
Total notes outstanding ...........................................    2,484,263
                                                                       =========

      5.LEASES

        Beginning in March 1995, the Company is leasing its headquarters from a consultant and former officer of the company for an average monthly rental of $2,300 through April 1998. The Company also leases office equipment for average monthly payments totaling approximately $10,000 through 2001. Future minimum lease payments under non-cancellable operating leases are as follows:

        For the year ended December 31,

                           1997                      125,584
                           1998                       48,288
                           1999                       34,908
                           2000                       33,780
                           2001                        2,345
                                                   ----------
        Future minimum operating lease payments      244,905
                                                   ==========

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

      6.EXTRAORDINARY ITEMS

        Disposal of Network Capital Group
        On July 10, 1996, the Company sold all of its capital stock in Network Capital Group, Inc. to PBF Land Company (PBF) in exchange for various parcels of real property in Florida with an appraised value of $1.3 million. At the time of the sale, the recorded amounts of the assets of Network Capital Group exceeded its liabilities by $902,629. The Company recorded the real property parcels at $1,000,000, resulting in a gain on the disposal of Network Capital Group, Inc. of $97,371, ($0.03 per share) before tax effect of $39,000. As part of the same agreement, the Company extended a commitment to purchase an additional $1,000,000 in similar real estate through the issuance of preferred stock to be valued at $1,000,000.

WESTMARK GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996

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

      7.INCOME TAXES
        The Company's net operating and capital loss carryforwards are estimated to be $22 million for federal income tax purposes at December 31, 1996. The carryforwards expire in various years for 2003 to 2011, with the majority expiring in 2007 and 2008. These carryforwards are on a consolidated return basis for the members of the consolidated group and, thus, the loss carryforwards may have certain separate return limitations. Use of the Company's net operating and capital loss carryforwards may also be limited under Internal Revenue Code Section 382.

        Deferred taxes result from temporary differences in the recognition of income and expenses for financial and income tax reporting purposes and as a result of non-benefited net operating and capital loss carryforwards. The approximate effect of temporary differences that gave rise to deferred tax balances at December 31, 1996 were as follows:

Deferred tax assets
  Unconsolidated subsidiary .................................            45,000
  Deferred compensation .....................................            18,000
  Non-benefitted losses .....................................         8,830,000
                                                                     ----------

     Total deferred tax assets ..............................         8,893,000

  Valuation allowance, deferred tax assets ..................        (8,893,000)
                                                                     ----------

  Net deferred tax assets ...................................                 0
  Deferred tax liabilities ..................................                 0
                                                                     ----------

  Net deferred tax asset ....................................                 0
                                                                     ==========

        The valuation allowance for deferred tax assets increased 2,129,000 during the year ended December 31, 1996.

        The effective tax rate on income before provision for income tax and extraordinary items varies from the current statutory federal income tax rate as follows:

                                                                 December 31,
                                                              1996        1995
                                                            -------     -------
Statutory rate .........................................      34.00%      34.00%
Non-benefitted losses and temporary differences ........     -34.00%     -34.00%
Tax effect of extraordinary items ......................       1.00%       2.40%
                                                            -------     -------
Effective tax rate .....................................       1.00%       2.40%
                                                            =======     =======

WESTMARK GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996

      8.STOCKHOLDERS' EQUITY

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

        Option plan activity

WESTMARK GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996

        The following summarized the stock option plan activity for the year ended December 31, 1996:

                                                             1990 NSOP
                                                     shares             price
                                                     -----           -----------
        Beginning Balance ................           5,387           $15 TO $112

        Options granted ..................               0
        Options exercised ................               0
        Options canceled .................           5,387           $15 TO $112

        Ending Balance ...................               0           N/A

                                                         1993 OMNIBUS
                                                    shares            price
                                                    ------         -------------
        Beginning Balance ..............            51,682         $45 TO $70.50

        Options granted ................                 0
        Options exercised ..............                 0
        Options canceled ...............            38,266         $45 TO $70.50

        Ending Balance .................            13,416         $   53

                                                        1994 Stock Option Plan
                                                     shares              price
                                                    -------           ----------
        Beginning Balance ...............           323,906           $2 TO $45

        Options granted .................                 0
        Options exercised ...............                 0
        Options canceled ................           130,989           $2 TO $45

        Ending Balance ..................           192,917           $  2

        Preferred Stock

        Series A Preferred Stock

        In April 1996, the Board of Directors established a series of shares setting forth the preferences, rights and limitations and authorizing the issuance of up to 200,000 shares of series A cumulative preferred stock ("Series A Preferred Stock"). An aggregate of 118,750 shares of series A preferred shares were issued in April, 1996, with an aggregate stated value of $475,000. Fair value of these shares at issuance was equal to the stated value, which was determined with respect to the value of the underlying common shares. The Series A Preferred Stock has a liquidation preference of $4 per share, plus any accrued unpaid dividends (at an annual dividend rate of 8%, cumulative whether or not declared), is redeemable by the Company at a redemption price of $4 per share plus accrued unpaid dividends to the date of redemption. The holder may enforce redemption by the Company upon the same redemption terms that the Company possesses, and has no voting rights. The shares are convertible into shares of Common stock at the lessor of $1.50 or 84% of the closing bid price on the day prior to conversion.

        In December 1996, the holder of 100,000 shares of Series A cumulative preferred stock waived his contractual right to enforce redemption of these shares by the Company. Consequently, $400,000 has been reclassified in these financial statements to non-redeemable preferred stock and has been included in stockholders' equity at December 31, 1996.

WESTMARK GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996

        Series B Preferred Stock

        In April 1996, the Board of Directors established a series of shares setting forth the preferences, rights and limitations and authorizing the issuance of up to 300,000 shares of series B cumulative preferred stock ("Series B Preferred Stock"). An aggregate of 300,000 shares of series B preferred shares were issued in April, 1996, with an aggregate stated value of $600,000. Fair value of these shares at issuance was equal to stated value, which was determined with respect to the value of the underlying common shares. The Series B Preferred Stock has a liquidation preference of $2 per share, plus any accrued unpaid dividends (at an annual dividend rate of 10%, cumulative whether or not declared), is junior in liquidation preference to the Series A preferred stock, is redeemable by the Company at a redemption price of $2 per share plus accrued unpaid dividends to the date of redemption, and does not have any voting rights. The shares are convertible into shares of Common stock at the lessor of $2.00 or 84% of the closing bid price on the day prior to conversion, subject to certain adjustments.

        Series C Preferred Stock

        In March 1996, the Board of Directors established a series of shares setting forth the preferences, rights and limitations and authorizing the issuance of up to 500,000 shares of series C cumulative preferred stock ("Series C Preferred Stock"). An aggregate of 200,000 shares of series C preferred shares were issued in April, 1996, with an aggregate stated value of $700,000. Fair value of these shares at issuance was equal to the stated value, which was determined with respect to the value of the underlying common shares. The Series C Preferred Stock has a liquidation preference of $3.50 per share, plus any accrued unpaid dividends (at an annual dividend rate of 10%, cumulatively, whether or not declared), is redeemable by the Company at a redemption price of $3.50 per share plus accrued unpaid dividends to the date of redemption, and does not have any voting rights. The shares are convertible into shares of Common stock at the lessor of $1.50 or 84% of the closing bid price on the day prior to conversion.

        Series D Preferred Stock

        In November 1996, the Board of Directors established a series of shares setting forth the preferences, rights and limitations and authorizing the issuance of up to 1,000,000 shares of series D cumulative preferred stock ("Series D Preferred Stock"). An aggregate of 50,000 shares of series D preferred shares were issued in September, 1996, with an aggregate stated value of $250,000. Fair value of these shares at issuance was equal to stated value, which was determined with respect to the value of the underlying common shares. These shares were issued for the purpose of securing the default in the GTB/Green World transaction. The Company considers these shares unearned, since a contractual obligation exists on the part of GTB to indemnify the Company. The Series D preferred stock has a liquidation preference of $5.00 per share, plus any accrued unpaid dividends (at an annual dividend rate of 10%, cumulatively, whether or not declared) , is redeemable by the Company at a redemption price of $5.00 per share plus accrued unpaid dividends to the date of redemption, and does not have any voting rights. The shares are convertible into shares of Common stock at 100% of the closing bid price on the day prior to conversion. The series D preferred stock is junior in liquidation preference to previous series of preferred stock.

WESTMARK GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996


        Series E Preferred Stock

        In November 1996, the Board of Directors established a series of shares setting forth the preferences, rights and limitations and authorizing the issuance of up to 130,000 shares of series E cumulative preferred stock ("Series E Preferred Stock"). An aggregate of 130,000 shares of series E preferred shares were issued in July, 1996, with an aggregate stated value of $1,300,000. Fair value of these shares at issuance was equal to stated value, which was determined with respect to the value of the underlying common shares. These shares were issued for the purpose of acquiring the Company's interest in Green World Technologies Inc., and for cash. The Series E Preferred Stock has a liquidation preference of $10.00 per share, is redeemable by the Company at a redemption price of $10.00 per share, and does not have any voting rights. The shares are convertible into shares of Common stock at $0.45 per share, except that the conversion price shall be adjusted in the event that conversion of these shares will result in the holder receiving more than 49% of the outstanding common shares of the Company. The series E preferred stock is junior in liquidation preference to previous series of preferred stock.

        Series F Preferred Stock

        In November 1996, the Board of Directors established a series of shares setting forth the preferences, rights and limitations and authorizing the issuance of up to 1,000,000 shares of series F cumulative preferred stock ("Series F Preferred Stock"). An aggregate of 1,000,000 shares of series F preferred shares are to be placed in escrow to secure the Company's option to acquire additional parcels of land from PBF Land Company. The Series F Preferred stock has a liquidation preference of $5.00 per share, is redeemable by the Company at a redemption price of $5.00 per share, and does not have any voting rights. The shares are convertible into shares of common stock at $5.00 divided by the greater of $1.00 or the average closing bid price for the five days prior to conversion. No more than $200,000 in fair market value of preferred stock may be converted to common over the five quarters beginning in the second calendar quarter of 1997, until such time as the land under option is sold for gross proceeds of greater than $1 million. The series F preferred stock is junior in liquidation preference to previous series of preferred stock.

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

WESTMARK GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996

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

      9.INVESTMENTS

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

WESTMARK GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996

        Investment in Green World Technologies, Inc.

        In July 1996, the Company acquired 100% of the stock of Green World Technologies, Inc. from GTB, Inc. for a total purchase price of $1,300,000, payable through the issuance of 130,000 shares of Series E preferred stock, with a fair market value of $10 per share. Of this amount, $200,000 was received in cash, and $1,100,000 was allocated to the assets and liabilities of Green World Technologies, Inc. These shares are convertible into common shares of the Company at a rate of $0.45 per share, which was the fair value of the underlying common stock at the date of issuance of the preferred shares. The transaction has been accounted for as a purchase. The purchase price may be increased by amounts payable under a two year commitment for quarterly payments of royalties equal to 14% of the gross sales of Green World. These payments, considered contingent additional consideration for the acquisition of Green World, will be expensed as incurred. The total cost of the acquisition exceeded the fair value of net tangible assets of Green World by $1,078,000, which amount has been recorded as goodwill. This amount is being amortized on the straight line method over 10 years. Green World is in the business of refrigerant management systems for energy savings.

        In February, 1997, the Company agreed to transfer 15% of its interest in Green World Technologies to GTB Company in connection with GTB's agreement to convert 130,000 shares of Series E preferred stock to common. This transfer and conversion are contingent upon the Company obtaining outside financing equal to at least $3,000,000 see Note 10. The agreement also provides for a waiver of the payment of additional consideration in the form of royalties. It is anticipated that the transfer of this interest in Green World will be recorded at the fair market value of Green World at the time of transfer.

        In addition, the Board of Directors of the Company voted in February 1997 to spin off as a dividend to its shareholders, a majority of its remaining interest in Green World. The exact percentage of Green World to be distributed as a dividend has not yet been determined.

        The results of operations of Green World Technologies, Inc., whose fiscal year end is September 30, 1996, have been included in the accompanying financial statements for the period July 21, 1996 through September 30, 1996.

        The following summarized financial information portrays the effect on the results of operations of the Company as if the acquisition of Green World Technologies, Inc. was made at January 1, 1996. Since Green World was not in existence in 1995, the effect on the comparative 1995 fiscal year has not been presented.


Total revenue ............................................          $ 2,947,572

Loss before extraordinary items ..........................          $(3,620,453)

Net loss .................................................          $(4,039,908)

Loss per share:

   Loss before extraordinary items .......................          $     (0.99)

   Net loss ..............................................          $     (1.10)

WESTMARK GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996

        The above proforma amounts reflect adjustments for the amoritzation of goodwill from January 1, 1996.

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

        This investment will be returned to MIOA in exchange for capital stock of the Company in the equity restructuring arrangement discussed in Note 10.

     10.PROPOSED EQUITY FINANCING AND CAPITAL RESTRUCTURING

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

        Westmark-Medical Industries Agreement

        The Company and Medical Industries of America, Inc. ("MIOA") entered into an agreement dated January 23, 1997 which was amended March 31, 1997. The performance of this agreement are conditioned upon the Company receiving at least $3,000,000 in the financing transaction mentioned above by April 21, 1997. MIOA presently owns 1,667,284 shares of the Company's common stock and 200,000 shares of its Series C Preferred stock. MIOA also has a contractual right to receive additional shares sufficient to enable it to maintain up to a 49% ownership interest in the Company. At December 31, 1996, the Company owes MIOA $1,727,569. MIOA has agreed to return all of its shares of capital stock in the company, both common and preferred, and to forego its 49% antidilution protection in exchange for the transfer by the Company of its $2,000,000 investment in MIOA, and the agreement to pay a total of $3,953,000 upon the following terms. The Company must make a cash payment to MIOA from the proceeds of the financing. In the event the Company receives only $3,000,000, the cash payment shall be $300,000. If the Company receives

WESTMARK GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996

        more than $3,000,000 but not more than $5,000,000, the cash payment shall be 10% of the financing. If the Company receives more than $5,000,000 but less than $6,000,000, the payment shall be 10% of the financing plus the amount of the funds exceeding $5,000,000. The principal amount of the promissory note to be executed after this initial cash payment will be reduced by any cash payment made as previously described. In the event that the cash payment exceeds $1,000,000, the principal balance will be reduced by $230,000 for every $100,000 paid in excess of $1,000,000. The note will bear interest at 10%, with principal and interest due January 2000. The note is to be secured by the Company's land investment.

     11.EFFECT OF YEAR END ADJUSTMENTS WHICH ARE MATERIAL TO FOURTH
        QUARTER RESULTS

        Significant year end adjustments which affect the fourth quarter's results of operations are summarized as follows:


Disposal of assets for rent settlements ........................          70,000

Overstatement of revenue .......................................         150,000

Non-cash compensation not recorded .............................         470,000
                                                                         -------
Total effect of fourth quarter adjustments .....................         690,000
                                                                         =======

     12.SUBSEQUENT EVENTS

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

        In March 1997, 200,000 shares of Series F Preferred stock with a stated value of $1,000,000 were issued to satisfy the Company's commitment to purchase additional land parcels.

        Effective April 8, 1997, the Company was released from liability in the matter of Tula Business Inc., et al v. Medical Industries of America, Inc. et al.

        Subsequent to year end, a total of 1,019,019 common shares were placed in trust pursuant to settlement agreements.

     13.SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

        During the year ended December 31, 1996, the Company issued 110,000 shares of Series E preferred stock to acquire its investment in Green World Technologies, Inc. The Company traded land valued at approximately $2.0 million with associated liabilities of approximately $900,000 for land with a value of $1.0 million. The Company issued stock for services and debt conversions of approximately $1.8 million in 1996.

WESTMARK GROUP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996

        During the year ended December 31, 1995, the Company issued $2,000,000 in common shares for its investment in preferred stock, issued $1,053,000 in common shares for debt retirement, and financed the acquisition of a building for $87,000.

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


                                   Westmark Group Holdings, Inc.

                                   By /s/ MARK SCHAFTLEIN
                                          Mark Schaftlein,
                                          President, Chief Executive
                                           Officer and Director

                          ----------------------------

      Pursuant to the requirements of the Securities Act of 1933, this Form 10-KSB has been signed below by the following persons in the capacities and on the dates indicated:

Signature                     Title                               Date
---------                     -----                               ----
/s/ MARK SCHAFTLEIN         President, Chief Executive Officer  April 29, 1997
Mark Schaftlein                 and Director

/s/ NORMAN J. BIRMINGHAM    Director, Chief Financial Officer   April 29, 1997
Norman J. Birmingham            Chief Accounting Officer

/s/ TODD WALKER             Director                            April 29, 1997
Todd Walker

/s/ LOUIS RESWEBER          Director                            April 29, 1997
Louis Resweber