Form 10QSB
period 1997-03-31
WESTMARK GROUP HOLDINGS INC
filed 1997-05-14
CIK 820771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended Commission File
                           MARCH 31, 1997 NO. 0-18945

                          WESTMARK GROUP HOLDINGS, INC.

                 DELAWARE                           84-1055077
        (State of Incorporation)       (I.R.S. Employment Identification No.)

                              355 N.E. Fifth Avenue
                           Delray Beach, Florida 33483
                                  (561)243-8010
               (Address of Principal Executive Offices. Including
                         Zip Code and Telephone Number)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [_]

      THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF MARCH 31, 1997 WAS 5,508,498.

             [X] TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT.

                          WESTMARK GROUP HOLDINGS, INC.

                            FORM 10-QSB REPORT INDEX

10-QSB PART AND ITEM NO ....................................................

      PART I-FINANCIAL INFORMATION

            ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                    Notes to consolidated financial statements .............   3

                    Consolidated balance sheet as of
                              March 31, 1997 and December 31, 1996 ......... 4,5

                    Consolidated statement of operations for the three
                              months ended March 31, 1997 ..................   6

                    Consolidated statement of cash flows for the three
                              months ended March 31, 1997 ..................   7

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS ................   8

      PART II-OTHER INFORMATION

            ITEM 1. LEGAL PROCEEDINGS ......................................  11
            ITEM 2. CHANGES IN SECURITIES ..................................  12
            ITEM 3. DEFAULTS UPON SENIOR SECURITIES ........................  13
            ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ....  13
            ITEM 5. OTHER INFORMATION ......................................  13
            ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .......................  13
      SIGNATURES ...........................................................  14

NOTE 1:     BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310b of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's audited annual report on Form 10-KSB for the year ended December 31, 1996. Loan origination and gain on sale has been restated for March 31, 1996 to reflect the removal of interest income from this category to more definitively allow the reader to compare all sources of revenue. Correspondingly, the interest expense and professional fees have been restated for March 31, 1996 for the same purpose.


NOTE 2:     FIRST QUARTER FINANCING ACTIVITY

      The Company received $150,000 from PBF Land Co. ("PBF"). An additional amount of $112,586 was received from officers, directors and officers or directors of subsidiaries. All monies received were used for funding operating activities.

            The Company was successful in its bid to obtain additional lines of credit for funding loan activities by securing lines of credit, on favorable terms from Household Financial Services, Inc. ($5 million) and The Money Store ($5 million). The current line was reduced with Princap from $15 to $10 million, this reduction can be reinstated as the need arises. This increase and improvement of terms positions the Company to meet its budgetary targets for loan funding growth for 1997.

            Outstanding debts were reduced by the issuance of 424,900 Common Shares totaling $ 546,800.

            Additionally, 200,000 shares of series F Preferred shares were issued, in escrow, for the purpose of completing an acquisition of $1 million in additional Palm Beach County, Florida land. The acquisition requires several other criteria to be completed prior to its closure.

PART I FINANCIAL INFORMATION

                          WESTMARK GROUP HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                      MAR 31,
                                                                       1997
                                                                    (UNAUDITED)
Assets
Current Assets:
     Cash and Equivalents .................................        $     49,837
     Accounts receivable, net of reserve ..................              43,445
     Mortgage loans held for sale .........................           4,779,369
     Inventory ............................................              39,413
     Other current assets .................................             338,265
                                                                   ------------

     Total Current Assets .................................           5,250,329

Fixed Assets:
     Office Buildings .....................................             162,965
     Office Equipment .....................................              74,026
     Equipment ............................................             305,577
     Equipment Leased .....................................              16,534
     Leasehold Improvements ...............................              43,898
     Less Accumulated Depreciation ........................            (317,275)
                                                                   ------------
     Total Fixed Assets ...................................             285,725

Other Assets:
     Investment Real Estate ...............................           1,000,000
     Investment Preferred Stock ...........................           2,000,000
     Goodwill, net of amortization ........................           1,701,363
     Dividends Receivable .................................             175,000
     Deposits and other assets ............................               6,167
                                                                   ------------
     Total Other Assets ...................................           4,882,530

TOTAL ASSETS ..............................................        $ 10,418,584
                                                                   ============

Westmark Group Holdings, Inc.
                           CONSOLIDATED BALANCE SHEET

                                                                      MAR 31,
                                                                       1997
                                                                    (UNAUDITED)
Liabilities and Stockholders' Equity
Current Liabilities:
     Account Payable ..........................................    $  1,220,650
     Warehouse line of credit .................................       4,559,687
     Interest payable .........................................         307,692
     Settlement liability .....................................         407,560
     Notes Payable Current ....................................       2,536,761
     Payroll taxes payable ....................................          93,958
     Dividends Payable ........................................         206,000
     Other current liabilities ................................         343,913
                                                                   ------------
     Total Current Liabilities ................................    $  9,676,221

Total Liabilities .............................................    $  9,676,221
                                                                   ============

     Callable Preferred Series A 18750 shares outstanding .....    $     75,000

Stockholders' Equity
     Preferred shares, $.001 par value, 10,000,000 shares
       authorized, 980,000 issued and outstanding .............    $  3,250,000
     Common stock, $.001 par value, 50,000,000 shares
       authorized, 5,508,498 issued and outstanding ...........           5,653
     Additional paid in capital ...............................      25,742,362
     Stock issued unearned/unpaid .............................      (1,299,882)
     Accumulated deficit ......................................     (27,030,770)
                                                                   ------------
    Total Stockholders' Equity ................................         667,363

Total Liabilities and Stockholders' Equity ....................    $ 10,418,584
                                                                   ============

Westmark Group Holdings, Inc.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                      MAR 31,         MAR 31,
                                                       1997            1996
Revenues:
    Loan origination and gain on sale ..........    $ 1,030,782     $   598,321
    Product Sales ..............................         24,640
    Interest Income ............................        230,739          74,581
    Other income ...............................         19,114           4,170
                                                    -----------     -----------
Total Revenues .................................      1,305,275         677,072

EXPENSES:
    Loan origination costs .....................    $    45,395     $    49,990
    Cost of goods sold .........................          7,067
    Interest ...................................        201,174         323,234
    General and administrative .................        848,165         822,293
    Professional fees ..........................        127,746          69,984
    Marketing and advertising ..................          5,866          22,656
    Non cash compensation ......................        302,317
    Servicing sale adjustment ..................        (70,000)
    Goodwill amortization ......................         51,681          24,729
    Depreciation ...............................         17,846          23,812
                                                    -----------     -----------
Total Expenses .................................    $ 1,607,257     $ 1,266,698

Other Income (Expenses)
    Dividend income ............................         35,000
                                                    -----------     -----------
Loss from continuing ops before income tax .....       (266,982)       (589,626)

    Provision for income tax

Net Income (Loss) ..............................    $  (266,982)    $  (589,626)
                                                    ===========     ===========

NET LOSS PER SHARE .............................    $     (0.05)    $     (0.21)

WEIGHTED AVERAGE SHARES OUTSTANDING ............      4,988,894       2,637,772

Westmark Group Holdings, Inc.
                      Consolidated Statement of Cash Flows
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED
                                               MAR 31,      MAR 31,
                                                 1997         1996

OPERATING ACTIVITIES
Consolidated net loss .............................  $  (266,982)  $   (589,626)
Adjustment to reconcile consolidated net
(loss) to cash used in operations:
    Depreciation ..................................       17,846   $     23,812
    Non cash compensation
    Stock issued for services .....................      324,238
    Goodwill amortization .........................       51,681   $     24,729
                                                     -----------   ------------
Cash used in operations before working capital ....  $   126,783   $   (541,085)

     (Increase)/Decrease in accounts receivable ...      (34,781)          (660)
     (Increase)/Decrease in current assets ........       (7,077)        37,300
     (Increase)/Decrease in mortgages held
       for sale ...................................    3,782,590     10,918,070
     (Increase/Decrease in capital lease ..........         --           (2,345)
     Increase/(Decrease) in accounts payable ......      430,794       (444,343)
     Increase/(Decrease) in other notes payable ...     (562,982)       114,500
     Increase/(Decrease) in interest payable ......      165,909        (85,836)
     Increase/(Decrease) in other current
       liabilities ................................     (306,975)      (208,045)
                                                     -----------   ------------
Net cash used after working capital changes .......  $ 3,467,478   $ 10,328,641
Cash used in operating activities .................  $ 3,594,261   $  9,712,956

INVESTING ACTIVITIES
     Purchase of fixed assets and improvements ....  $     5,489
                                                     -----------   ------------
     Cash provided/(used) in investing activities .  $     5,489   $       --

FINANCING ACTIVITIES
     Net Increase/(Decrease) in warehouse
       line of credits ............................  $(3,831,032)  $(10,235,147)
     Cash received from MIOA ......................         --          790,000
     Payment of notes receivable stock sale .......         --          374,222
     Notes payable ................................      262,586           --
     Repurchase of stock ..........................         --         (700,000)
     Sale of stock for cash .......................         --           10,000
                                                     -----------   ------------
Cash provided/(used)by financing activities .......  $(3,568,446)  $ (9,760,925)

Net Increase/(Decrease) in cash ...................       31,304        (47,969)
Cash and cash equivalent, beginning period ........       18,533        311,916
Cash and cash equivalent, end of period ...........  $    49,867   $    263,947
                                                     ===========   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto.

FINANCIAL RESULTS OF OPERATIONS

      On a consolidated basis, total revenues increased to $1,305,275 in the quarter ended March 31,1997 from $677,072 in the quarter ended March 31, 1996, an increase of 93%. The increase is a result of substantial growth in loan volume and loan sales as well as the addition of sales from a subsidiary. The net profit margins on loan sales have increased to an average of 4.02% from an average of 1.04% for the respective periods an increase of 286%. This increase is due to the completion of the shift from originating conforming "A" loans to the more profitable non-conforming B/C mortgages. Interest income rose even with the reduction of holding periods prior to sale because of the increased rates charged on non-conforming loans.

      Expenses for the quarter ended March 31 1997 increased to $1,607,257 from $1,266,698 for the period ended March 31, 1996 a 27% increase. The primary reasons for the increases were the expenses incurred for startup in a subsidiary and the costs of professional services relating to the filing of a registration statement as well as costs associated with securing financing and the resulting need for increased public relations expenses. Loan origination costs decreased 9% to $45,395 for the current quarter from $49,990 in the comparable prior year quarter ending March 31, 1996. General and Administrative expenses increased 3% to $848,165 from $822,293 for the quarter ended March 31, 1996. Marketing and Advertising expense decreased 74% to $5,866 from $22,656 for the quarter ended March 31, 1996.

       A net loss resulted for the current quarter of $266,982 or $0.05 per share as compared to a net loss of $589,626 or $.21 per share for the quarter ended March 31, 1996. This decreased loss is due to the loss for the period of Green World which did not exist for the corresponding period as well as the increase in net revenues for Westmark Mortgage Corporation. The profit/loss breakdown is as follows:Westmark Mortgage Corporation $0.05,Green World $(0.02) WGHI $(0.08).

BUSINESS OPERATIONS

      During the first quarter of 1997, the Company continued to focus its business to funding non-conforming, B/C paper with approximately 93% of all closed loan volume being B/C loan fundings. Total B/C loan fundings increased from $ 4.79 million in the 3 months ending March 31, 1996 to $19.81 million for the three months ended March 31, 1997, an increase of 313 %.

             The Company expanded its B/C lending program through bulk sales during the last year and saw record revenue generated in the first three months of 1997 from this expansion. B/C loans are for borrowers with credit histories that fall below the guidelines set forth by Fannie Mae and Freddie Mac. The Company is focusing its marketing efforts in the B/C loan market due to the perceived enhanced returns. The increase in the B/C loans has come primarily from an increased market share in Florida and California. Management intends to continue its marketing strategy in additional states, including California, Georgia, Missouri, Arizona and Illinois where licensing and/or sales activities began or expanded this period. Further expansion is expected in the Northwestern and Midwestern sections of the country in the second and third quarters of 1997.

       The Company continues to sell loan origination's on a "servicing-released" basis to investors in the normal course of business. The Company's bulk sales program for B/C paper in which loans are pooled and sold in packages ranging from $500,000 to $4,000,000 remains an integral key to future growth. During the first quarter, bulk sales deliveries were completed successfully with institutional investors, such as Household Financial Services, Inc., The Money Store, MorCap, Inc. and Aames Capital Corporation. The Company anticipates further growth of interested institutional buyers and is negotiating for participation into loan securitization pools to further enhance revenue. The expansion of the warehouse line of credit is integral for participation in the securitization pools.

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

      On March 31, 1997, total stockholders equity was $667,363. Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans, are essential to the continuation of the Company's ability to originate and purchase loans. The Company borrows funds on a short term basis to support the accumulation of loans prior to sale. These short term borrowings are made under a warehouse line of credit with various lenders including Princap Mortgage, Inc., Household Financial Services, Inc. and The Money Store ("Warehouse Facility"). Pursuant to the Warehouse Facility, the Company has available a total secured revolving credit line of $20 million to finance the Company's origination or purchase of loans, pending sale to investors. The line of credit, pursuant to the Warehouse Facility, has collateral of the assignment and pledge of eligible mortgage loans. These various lines bear interest at annual rates ranging from 1 1/2 to 2% above prime, payable at the time of purchase by the permanent investor. The Warehouse Facility provides for a transaction charge from $140 per loan to as low as $50 per loan and requires the Company to possess a minimum net worth of $250,000 and a compensating cash balance on deposit in the amount of $5,000. On March 31, 1997, the balance outstanding , pursuant to this Warehouse Facility, totaled $4,559,687. The Company does not have any other external lines of credit for financing.

      Historically, the Company has obtained financing through the issuance of its common stock and borrowings on a negotiated basis. During the first quarter of 1997, the Company issued 860,680 shares of stock. The increase in the number outstanding was attributable to Professional fees for legal services and various consulting agreements. Consulting agreements for services provided in areas of public relations and acquisitions.

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

      In the second quarter of 1996, MIOA (formerly HLOA) has advanced $1,638,593. Total advanced for the six month period ending June 30, 1996 was $2,428,593. $40,000 of the advance was paid back in the third quarter. These fundings were utilized to discharge outstanding debts and for working capital purposes.

      The Company's internally generated cash flows from operations have historically been and continue to be insufficient for its cash needs. It is expected that internal sources of liquidity will improve when net cash is provided by operating activities and, until such time, the Company will rely on external sources for liquidity. During the first quarter, a subsidiary, Westmark Mortgage Corporation ("WMC") exceeded cash flow needs for daily operations. However, additional holding company and subsidiary expenses continue to require additional capital be raised until WMC and other subsidiaries produce enough revenue to offset these expenses. The Company has not established any other lines of credit or other similar financial arrangements with any lenders. If it appears at any time in the future that the Company is again approaching a condition of cash deficiency, the Company will be required to seek additional debt or equity financing or bring cash flows in balance. If such action is required, there is no assurance that the Company will be successful in any such effort.


SUBSEQUENT EVENTS

            The Company had entered into a financial agreement with J. Michael Reisert, Inc. to close, on the date of a Prospectus issued with Amendment 5 to the SB-2 for the sale of 3,000,000 to 6,000,000 units consisting of 6,000,000 shares of the Company's Series G Convertible Redeemable Preferred Stock and redeemable five year warrants to purchase 3,000,000 shares of Company Common Stock. The offer has been withdrawn by J. Michael Reisert, Inc. without cause.

PART II-OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS

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


      The Company is plaintiff in NETWORK FINANCIAL SERVICES, INC. V. MCCURDY, RAICHE, RYALS, NASH & MOSS LAND COMPANY, filed March 1993 in Monterey County, California Superior Court. The plaintiff alleges fraud, negligent misrepresentation, breach of fiduciary duty, negligence, quiet title, RICO violations and conversion. Defendant McCurdy initiated a cross-complaint naming, among others, the Company as a cross defendant. The cross-complaint seeks damages for breach of a stock option agreement, breach of contract, and declaratory relief. The Company has finalized a settlement with defendants Raiche and Ryals, wherein defendants Raiche and Ryals transferred 7,166 shares of the Company's Common Stock to the Company in addition to one-half (1/2) interest in certain property. The balance of the pending litigation involving defendant and cross-complainant McCurdy and others is unaffected by the Raiche/Ryals settlement. Management intends to vigorously defend this cross-complaint.

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

      The Company has filed a Demurrer to plaintiff's Complaint, which Demurrer was sustained on or about October 11, 1996. Although plaintiff has been allowed time to file an Amended Complaint, it is anticipated that plaintiff will dismiss the company from the pending litigation. The Company remains a party defendant in the related cross complaint for indemnity filed by Imperial Credit Industries.

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

                              WESTMARK GROUP HOLDINGS, INC.

                              BY: /s/ NORMAN J. BIRMINGHAM
                              NORMAN J. BIRMINGHAM, DIRECTOR, CHIEF FINANCIAL OFFICER ( PRINCIPAL ACCOUNTING OFFICER & DULY AUTHORIZED DIRECTOR OF THE REGISTRANT)

                              BY: /s/ MARK D. SCHAFTLEIN
                              MARK D. SCHAFTLEIN, PRESIDENT , CHIEF EXECUTIVE OFFICER (DULY AUTHORIZED DIRECTOR & OFFICER OF THE REGISTRANT

DATED: MAY 12,  1997