Form 10QSB
period 1997-06-30
WESTMARK GROUP HOLDINGS INC
filed 1997-07-16
CIK 820771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended                              Commission File
        JUNE 30, 1997                                  NO. 0-18945

                          WESTMARK GROUP HOLDINGS, INC.

      DELAWARE                                         84-1055077
(State of Incorporation)                  (I.R.S. Employment Identification No.)


                              355 N.E. Fifth Avenue
                           Delray Beach, Florida 33483
                                 (561) 243-8010
               (Address of Principal Executive Offices, Including
                         Zip Code and Telephone Number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES [X] NO [ ]

                     THE NUMBER OF SHARES OUTSTANDING OF THE
                    ISSUER'S COMMON STOCK AS OF JUNE 30, 1997
                                 WAS 10,023,082.

                 X TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT.

                          WESTMARK GROUP HOLDINGS, INC.

FORM 10-QSB REPORT INDEX

10-QSB PART AND ITEM NO.

        PART I-FINANCIAL INFORMATION

                ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                        Notes to consolidated financial statements.............3

                        Consolidated balance sheet as of June 30, 1997 and
                          December 31, 1996....................................5

                        Consolidated statement of operations for the six months
                          ended June 30, 1997..................................6

                        Consolidated statement of cash flows for the six months
                          ended June 30, 1997. ................................7

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        Condition and Results of Operations....................8


        PART II-OTHER INFORMATION

                ITEM 1. LEGAL PROCEEDINGS..................................10-12

                ITEM 2. CHANGES IN SECURITIES.................................13

                ITEM 3. DEFAULTS UPON SENIOR SECURITIES.......................13

                ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                        HOLDERS...............................................13

                ITEM 5. OTHER INFORMATION.....................................13

                ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................13

        Signatures............................................................14

NOTE 1:           BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310b of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company' audited annual report on Form 10-KSB for the year ended December 31, 1996. Loan origination and gain on sale has been restated for June 30, 1996 to reflect the removal of interest income from this category to more definitively allow the reader to compare all sources of revenue. Correspondingly, the interest expense and professional fees have been restated for June 30, 1996 for the same purpose.

NOTE 2:           1997 FINANCING ACTIVITY

         The Company received $150,000 from PBF Land Co. ("PBF". An additional amount of $112,586 was received from officers, directors and officers or directors of subsidiaries. All monies received were used for funding operating activities in the first quarter of 1997.

         The Company was successful in its bid to obtain additional lines of credit for funding loan activities by securing lines of credit, on favorable terms from Household Financial Services, Inc. ($5 million) and The Money Store ($5 million). The current line was reduced with Princap from $15 to $10 million. This increase and improvement of terms positions the Company to meet its budgetary targets for loan funding growth for 1997.

           Outstanding debts were reduced by the issuance of 424,900 Common Shares totaling $833,812.

         Additionally, 400,000 Company shares underlying series F Preferred shares were issued, in escrow, for the potential completion of acquiring $1 million in additional Palm Beach County, FL land. The acquisition requires several other criteria to be completed prior to its closure.

                           PART I FINANCIAL INFORMATION

                          WESTMARK GROUP HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                 JUNE 30,
                                                                   1997
                                                                (UNAUDITED)
ASSETS

Current Assets:

     Cash and Equivalents ...................................   $    89,632

     Accounts receivable, net of reserve ....................   $    22,648

     Mortgage loans held for sale ...........................   $ 3,613,773

     Inventory ..............................................   $    42,207

     Other current assets

     Total Current Assets ...................................   $ 3,768,260

Fixed Assets:

     Office Buildings .......................................   $   162,965

     Office Equipment .......................................   $    74,797

     Equipment ..............................................   $   323,357

     Equipment Leased .......................................   $    17,534

     Leasehold Improvements .................................   $    43,898

     Less Accumulated Depreciation ..........................   $  (335,121)
                                                                -----------
     Total Fixed Assets .....................................   $   287,430

Other Assets:

     Investment Real Estate .................................   $ 1,000,000

     Investment Preferred Stock .............................   $ 2,000,000

     Goodwill, net of amortization ..........................   $ 1,651,598

     Dividends Receivable ...................................   $   210,000

     Deposits and other assets ..............................   $       626
                                                                -----------
     Total Other Assets .....................................   $ 4,862,224

TOTAL ASSETS ................................................   $ 8,917,914
                                                                ===========

                          WESTMARK GROUP HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET

                                                        JUNE 30,
                                                         1997
                                                      (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Account Payable .............................   $    561,593

     Warehouse line of credit ....................   $  3,167,355

     Interest payable ............................   $    303,071

     Settlement liability ........................   $    407,560

     Notes Payable Current .......................   $    661,757

     Payroll taxes payable .......................   $     43,976

     Dividends Payable ...........................   $    188,476

     Other current liabilities ...................   $    210,625
                                                     ------------
     Total Current Liabilities ...................   $  5,544,413

     Long Term Notes .............................   $  1,760,778
                                                     ------------
     Total Long Term Liabilities .................   $  1,760,778


Total Liabilities ................................   $  7,305,191
                                                     ============
Stockholders' Equity

     Preferred shares, $.001 par value, 10,000,000

     shares authorized, 503,314 issued

     and outstanding .............................   $  2,459,755

     Common stock, $.001 par value, 50,000,000

     shares authorized, 10,023,082 issued

     and outstanding .............................   $     10,023

     Additional paid in capital ..................   $ 27,733,111

     Stock issued unearned/unpaid ................   $ (1,592,435)

     Accumulated deficit .........................   $(26,997,731)
                                                     ------------
    Total Stockholders' Equity ...................   $  1,612,723

Total Liabilities and Stockholders' Equity .......   $  8,917,914
                                                     ============

                          WESTMARK GROUP HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                               THREE MONTHS ENDED        SIX MONTHS ENDED

                                            JUNE 30,       JUNE 30,      June 30,       June 30,
                                             1997           1996           1997          1996
Revenues:

    Loan origination and gain on sale    $ 1,509,970    $   611,391    $ 2,540,752    $ 1,208,712

    Product Sales ....................   $    55,888           --      $    80,528

    Interest Income ..................   $   220,651    $    35,154    $   451,390    $   110,735

    Other income .....................   $    (4,325)   $     7,155    $    14,789    $    11,325
                                         -----------    -----------    -----------    -----------
Total Revenues .......................   $ 1,782,184    $   653,700    $ 3,087,459    $ 1,330,772

EXPENSES:

    Loan origination costs ...........   $    28,154    $   119,523    $    73,549    $   572,747

    Cost of goods sold ...............   $    36,205           --      $    43,272

    Interest .........................   $   264,237    $   188,434    $   465,411    $   511,668

    General and administrative .......   $ 1,085,681    $   374,026    $ 1,933,846    $   722,085

    Professional fees ................   $   180,490    $    36,851    $   308,236    $   106,835

    Marketing and advertising ........   $     8,093    $     8,397    $    13,959    $    32,053

    Non cash compensation ............   $   180,735    $   392,000    $   483,052    $   392,000

    Servicing sale adjustment ........          --      $   (70,000)          --      $   (70,000)

    Goodwill amortization ............   $    51,681    $    24,729    $   103,362    $    49,458

    Depreciation .....................   $    17,846    $    23,812    $    35,692    $    47,624
                                         -----------    -----------    -----------    -----------
Total Expenses .......................   $ 1,853,122    $ 1,097,772    $ 3,460,379    $ 2,364,470

Other Income (Expenses)

    Gain on debt extinguishment ......   $    68,976           --      $    68,976

    Dividend income ..................   $    35,000    $    70,000    $    70,000    $    70,000
                                         -----------    -----------    -----------    -----------
Gain (Loss) from continuing operations   $    33,038    $  (374,072)   $  (233,944)   $  (963,698)

    Provision for income tax



Net Income (Loss) ....................   $    33,038    $  (374,072)   $  (233,944)   $  (963,698)
                                         ===========    ===========    ===========    ===========

NET LOSS PER SHARE ...................   $      0.01    $     (0.12)   $     (0.04)   $     (0.33)

WEIGHTED AVERAGE SHARES OUTSTANDING ..     5,581,489      3,016,122      5,581,489      3,016,122

                          WESTMARK GROUP HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                              JUNE 30,       June 30,
                                                               1997            1996
OPERATING ACTIVITIES

Consolidated net income (loss) ..........................   $  (233,944)   $   (963,698)

Adjustment to reconcile consolidated net

(loss) to cash used in operations:

    Depreciation ........................................   $    35,692    $     47,624

    Stock issued for services ...........................   $   483,052    $    392,000

    Amortization ........................................   $   103,362    $     49,458
                                                            -----------    ------------

Cash provided (used) in operations before working capital   $   388,162    $   (474,616)

    (Increase)/Decrease in accounts receivable ..........   $    (3,937)   $    (67,296)

    (Increase)/Decrease in current assets ...............   $   (11,553)   $     25,996

    (Increase)/Decrease in mortgages held for sale ......   $ 1,381,420    $ 12,671,366

    (Increase)/Decrease in other assets .................          --      $      2,120

     Increase/(Decrease) in accounts payable ............   $(1,083,820)   $   (620,895)

     Increase/(Decrease) in other notes .................   $(1,822,506)   $ (1,482,154)

     Increase/(Decrease) in long term  notes ............   $ 1,760,778

     Increase/(Decrease) in interest payable ............   $    61,379    $    (80,008)

     Increase/(Decrease) in other current liabilities ...   $   141,766    $   (267,395)
                                                            -----------    ------------

Net cash provided for working capital changes ...........   $   423,527    $ 10,181,734

Cash provided for operating activities ..................   $   811,689    $  9,707,118

INVESTING ACTIVITIES

     Purchase of fixed assets and improvements ..........   $   (25,040)
                                                            -----------    ------------
     Cash provided/(used) in investing activities .......   $   (25,040)   $       --

FINANCING ACTIVITIES

     Net Increase/(Decrease) in warehouse line of credits   $(1,580,666)   $(12,053,377)

     Stock for payment of debt ..........................   $   833,812

     Cash received MIOA .................................          --      $  2,428,593

     Payment of notes receivable stock sale .............          --      $    374,222

     Repurchase of stock ................................          --      $   (700,000)

     Sale of stock for cash .............................          --      $     10,000

Cash provided/(used)by financing activities .............   $  (746,854)   $ (9,940,562)

Net Increase/(Decrease) in cash .........................   $    39,795    $   (233,444)

Cash and cash equivalent, beginning period ..............   $    49,837    $    311,916

Cash and cash equivalent, end of period .................   $    89,632    $     78,472
                                                            ===========    ============

ITEM 2. MANAGEMENT=S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto.


FINANCIAL RESULTS OF OPERATIONS

         On a consolidated basis, total revenues increased to $1,782,184 in the quarter ended June 30, 1997 from $653,700 in the quarter ended June 30, 1996, an increase of 173%. The increase is a result of substantial growth in sub-prime (non-conforming) loan volume and loan sales. The net profit margins on all loan sales have increased to an average of 4.19% from an average of 1.04% for the respective periods an increase of 303%. This increase is due to the completion of the shift from originating conforming "A" loans to the more profitable non-conforming B/C mortgages. Interest income rose even with the reduction of holding periods prior to sale because of the increased rates charged on non-conforming loans. Interest on closed loans has been included as of the date of closing for loans remaining on the line at the end of the quarter. The change has been made to reflect the growing interest income at closing and the belief that it is a tangible event and more accurately reflects the true financial condition. Previously the cash received from this interest income was recorded at sale. This condition changed significantly in the second quarter with the utilization of our new credit facilities that do not require the Company to disburse significant cash flow at loan closing.

         Expenses for the quarter ended June 30, 1997 increased to $1,853,122 from $1,097,772 for the period ended June 30, 1996 a 69% increase. The primary reasons for the increases were the expenses incurred for startup in a subsidiary, Green World Technologies, Inc. and the costs of professional services relating to the filing of a registration statement as well as costs associated with securing financing and the resulting need for increased public relations expenses. In addition new staff has been added to support the growing loan volume as well as new account executives to further increase loan production. Loan origination costs decreased 76% to $28,154 for the current quarter from $119,523 in the comparable prior year quarter ending June 30, 1996. Since the second quarter of 1996, loan origination costs consist of appraisal fees, documentation fees, credit reports, mortgage insurance and recording fees. General and Administrative expenses increased 190% to $1,085,681 from $374,026 for the quarter ended June 30, 1996. Marketing and Advertising expense decreased 4% to $8,093 from $8,397 for the quarter ended June 30, 1996.

         Net income for the current quarter was $33,038 or $0.01 per share as compared to a net loss of $374,072 or $.12 per share for the quarter ended June 30, 1996. This first quarterly profit in the Company's history is due to the increased income from the gain on sale of non-conforming loans and an active reduction of the cost of closing loans through the implementation of new mortgage software allowing the company to refrain from utilizing some outside services in the creation of the final loan packages. The income or loss breakdown is as follows: Westmark Mortgage Corporation $0.11, Green World $ (0.03) WGHI $(0.07).

BUSINESS OPERATIONS

         During the second quarter of 1997, the Company continued to focus its business to funding non-conforming, B/C paper with approximately 93% of all closed loan volume being B/C loan fundings. Total B/C loan fundings increased from $ 7.83 million in the 3 months ending June 30, 1996 to $29.57 million for the three months ended June 30, 1997, an increase of 278%.

         The Company expanded its B/C lending program through bulk sales during the last year and saw record revenue generated in the first six months of 1997 from this expansion. B/C loans are for borrowers with credit histories that fall below the guidelines set forth by Fannie Mae and Freddie Mac. The Company is focusing its marketing efforts in the B/C loan market due to the enhanced returns. The increase in the B/C loans has come primarily from an increased market share in Florida and California. Management intends to continue its marketing strategy in additional states, including Georgia, Missouri, Arizona and Illinois where licensing and/or sales activities began or expanded this period. Further expansion is expected in the Northwestern and Midwestern sections of the country in the third quarter of 1997.

         The Company continues to sell loan origination's on a "Aservicing-released" basis to investors in the normal course of business. The Company's bulk sales program for B/C paper in which loans are pooled and sold in packages ranging from $500,000 to $4,000,000 remains an integral key to future growth. During the second quarter, bulk sales deliveries were completed successfully with institutional investors, such as Household Financial Services, Inc., The Money Store, Green Tree Mortgage, Southern Pacific Financial Corp, Morcap and Aames. The Company anticipates further growth of interested institutional buyers and is negotiating for participation into loan securitization pools to further enhance revenue. The expansion of the warehouse line of credit is integral for participation in the securitization pools.

LIQUIDITY AND CAPITAL RESOURCES

         The Company uses its cash flow from whole loan sales, loan origination fees, net interest income and borrowings under its warehouse line of credit to meet its working capital needs. The Company's cash requirements include the funding of loan originations, purchases, payment of interest expenses, operating expenses, taxes and capital expenditures, along with settlement agreements negotiated through June 30, 1997.

        On June 30, 1997, total stockholders equity was $1,612,723. Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans, are essential to the continuation of the Company's ability to originate and purchase loans. The Company borrows funds on a short term basis to support the accumulation of loans prior to sale. These short term borrowings are made under a warehouse line of credit with various lenders including Princap Mortgage, Inc., Household Financial Services, Inc. and The Money Store ("Warehouse Facility"). Pursuant to the Warehouse Facility, the Company has available a total secured revolving credit line of $20 million to finance the Company's origination or purchase of loans, pending sale to investors. The line of credit, pursuant to the Warehouse Facility, has collateral of the assignment and pledge of eligible mortgage loans. These various lines bear interest at annual rates ranging from 1 1\2 to 2% above prime, payable at the time of purchase by the permanent investor. The Warehouse Facility provides for a transaction charge from $140 per loan to as low as $50 per loan and requires the Company to possess a minimum net worth of $250,000 and a compensating cash balance on deposit in the amount of $5,000. On June 30, 1997, the balance outstanding, pursuant to this Warehouse

Facility, totaled $3,167,355. The Company does not have any other external lines of credit for financing.

         Historically, the Company has obtained financing through the issuance of its common stock and borrowings on a negotiated basis. During the second quarter of 1997, the Company issued 4,514,584 shares of stock. The increase in the number outstanding was attributable to Professional fees for legal services, various consulting agreements, the payment of accounts payable, interest and conversion of notes and preferred stock conversions. Consulting agreements were for services provided in areas of public relations and acquisitions.

         The Company's internally generated cash flows from operations have historically been insufficient for its cash needs. In the second quarter of 1997 the Company reached a level of cash flow to support its monthly expenses and to negotiate and pay restructured past debts. It is expected that internal sources of liquidity will improve when net cash is provided by operating activities and, until such time, the Company is seeking additional financing to retire the remaining debt and create and change from defaulted debt to current and long term debt for which payments will be supported by cash flow from operations. During the first and second quarter, a subsidiary, Westmark Mortgage Corporation ("WMC") exceeded cash flow needs for daily operations by $837,490. The Company has not established any other lines of credit or other similar financial arrangements with any lenders. If it appears at any time in the future that the Company is again approaching a condition of cash deficiency, the Company will be required to seek additional debt or equity financing or bring cash flows in balance. If such action is required, there is no assurance that the Company will be successful in any such effort.

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

         The Company is plaintiff in NETWORK FINANCIAL SERVICES, INC. V. MCCURDY, RAICHE, RYALS, NASH & MOSS LAND COMPANY, filed March 1993 in Monterey County, California Superior Court. The plaintiff alleges fraud, negligent misrepresentation, breach of fiduciary duty, negligence, quiet title, RICO violations and conversion. Defendant McCurdy initiated a cross-complaint naming, among others, the Company as a cross defendant. The cross-complaint seeks damages for breach of a stock option agreement, breach of contract, and declaratory relief. The Company has finalized a settlement with defendants Raiche and Ryals, wherein defendants Raiche and Ryals transferred 7,166 shares of the Company's Common Stock to the Company in addition to one-half (1/2) interest in certain property. The balance of the pending litigation involving defendant and cross-complaintant McCurdy and others is unaffected by the Raiche/Ryals settlement. Management intends to vigorously defend this cross-complaint.

         The Company is defendant in KNIGHT V. LOMAS MORTGAGE U.S.A. AND WESTMARK MORTGAGE CORPORATION. The complaint is based upon a contention by the Plaintiff that Lomas Mortgage U.S.A. as the servicing agent wrongfully impaired the credit rating of Plaintiff and breached the written agreement between the parties. A preliminary determination indicates that the basis for the dispute is between Lomas U.S.A. and the Plaintiff, but the Company has been named as a third party defendant in view of the original contractual relationship between the Plaintiff and Westmark. The Company considers the risk of loss in this matter to be remote, and consequently, no amount has been accrued.

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

         One of the Company's wholly owned subsidiaries, Green World has been named, together with other defendants, in a suit action SHAPE UP AMERICA V. PHILLIPPE ET AL., filed in Alameda County, California Superior Court on August 19, 1996. The Complaint alleges breach of contract, conspiracy, fraud, and quantum meruit. The basic premise to plaintiff's Complaint is that plaintiff claims to be entitled to various forms of compensation based upon the sale of certain licensing, patent and marketing rights to the Talon Refrigerant Management System. The venue for this action has been transferred to Sacramento County and to date, no discovery has been undertaken. Based upon a preliminary review of relevant documentation, the Company does not anticipate any liability.

         The Company has received a demand for Arbitration from Amber Capital Corporation, Universal Solutions, Pyramid Holdings, Inc. and Affiliated Services, Inc. which claims the Company breached contracts between the parties and failed to issue and/or register securities pursuant to those contracts and seeks compensating damages in an undetermined amount and recision of the stock purchase agreements between the Company and the various parties. These contracts were negotiated by former officers and directors of WGHI, who resigned from the Company between November 1995 to January 1996.

         The Company is a defendant in CORESTATES BANK, N.A. VS. WESTMARK MORTGAGE CORPORATION, filed in the Circuit Court in Broward County, Florida on June 20, 1997. The Plaintiff alleges breach of contract with respect to brokering a sale of Company's loan servicing rights in 1994 resulting in damages of approximately $73,000, exclusive of interest and costs. The Company anticipates a settlement including a protracted payment plan.

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

                                    WESTMARK GROUP HOLDINGS, INC.

                                    BY:    /s/ NORMAN J. BIRMINGHAM
                                    NORMAN J. BIRMINGHAM, DIRECTOR, CHIEF
                                    FINANCIAL OFFICER (PRINCIPAL ACCOUNTING
                                    OFFICER & DULY AUTHORIZED DIRECTOR OF THE
                                    REGISTRANT)

                                    BY:    /s/ MARK D. SCHAFTLEIN
                                    MARK D. SCHAFTLEIN, PRESIDENT, CEO,
                                    DIRECTOR (DULY AUTHORIZED DIRECTOR & OFFICER
                                    OF THE REGISTRANT)

DATED: JULY 16, 1997