Form 10KSB40/A
period 1996-12-31
WESTMARK GROUP HOLDINGS INC
filed 1997-08-13
CIK 820771

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

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]

Issuer's revenues for the 12 months ended December 31, 1996 were $2,933,173.

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the average bid and ask price on the OTC Electronic Bulletin Board on July 30, 1997 was $2,865,064. As of July 30, 1997, the registrant has 9,523,082 shares of Common Stock outstanding.

                                TABLE OF CONTENTS

                                   ITEMS                                    PAGE

                                     PART I

ITEM 1.           BUSINESS.....................................................3

ITEM 2.           PROPERTIES...................................................9

ITEM 3.           LEGAL PROCEEDINGS............................................9

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........11

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS.........................................12

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.........................12

ITEM 7.           FINANCIAL STATEMENTS........................................18

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.........................19

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
                   ACT........................................................19

ITEM 10.          EXECUTIVE COMPENSATION......................................21

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT..............................................22

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............23

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K............................24

                                     PART I

ITEM 1.           BUSINESS

         The Company is a financial services company that, through its wholly-owned subsidiary Westmark Mortgage, is engaged in the business of originating, purchasing and selling mortgage loans secured primarily by single family, multi-family and condominium residences. Investors purchase conforming loans (generally those borrowers with perfect or good credit) and non-confirming loans (generally below average and delinquent credit). Westmark Mortgage is registered and/or licensed to originate, purchase closed loans, underwrite, fund or sell residential mortgage loans in the states of Arkansas, California, Florida, Georgia, Illinois, Indiana, Kansas, Michigan, Missouri, Montana, Tennessee, Utah and Washington.. The Company pools and sells loans to third-party institutional investors. The primary non-conforming investor is Household Financial Services which provided 65% of the Company's revenues from gain on sale in 1996.

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

RECENT DEVELOPMENTS

         GREEN WORLD ACQUISITION

                  Effective July 21, 1996, the Company and GTB Company entered into an agreement which was amended August 22,1996 whereby the Company acquired all of the issued and outstanding capital stock of Green World in consideration for (i) 130,000 shares of Series E Preferred Stock, stated value $10.00 per share, which Preferred Stock is convertible into 2,888,889 shares of Company Common Stock, and (ii) payment of royalties of 14% of the gross sales of Green World for a period of two years from the date of this agreement and payment of royalties of 12% of the gross sales of Green World for a period of three years from the date of this agreement, which payments are to be made on a quarterly basis. Green World is in the business of refrigerant management systems for energy savings. GTB Company had acquired Green World from Medical Industries of America, Inc., formerly known as Heart Labs of America, Inc. ("MIOA"), for consideration including (i) the executed non-interest bearing promissory note in the amount of $380,000, and (ii) the agreement to a royalty payment of 7% of the gross sales of Green World until July 1998, and 5% until July 1999. Within one month of acquiring Green World, GTB Company sold it to the Company for the above-captioned terms and conditions. The Company acquired Green World pursuant to a prior corporate strategy to diversify its business operations. Management has determined not to pursue any further diversification strategies at this time, and intends to focus its resources on its mortgage operations. As of the date hereof, the board of directors of the Company has determined to spin-off a minimum of 51% and a maximum of 100% of the Green World capital stock owned by the Company. As of the date of hereof, neither the record date or the amount of capital stock to be spun-off has been determined. The timing in terms of the spin-off will be disclosed through appropriate SEC filings when determined.

                   Green World is a nationwide marketer of Talon, an energy-saving add-on to air-cooled condensers found in air conditioners, heat pumps and refrigeration systems. Green World has been establishing a dealer network to market its products. Green World has executed an exclusive contract for the sales of its Talon with Trane Specialty A/C Products ("Trane"). The contract calls for Trane to purchase no less than 7,125 units over the next 24 months, with 2,535 units in the first 12 months and 4,800 the remaining 12 months and is renewable for an additional 24 months. Additionally, the contract allows the distributor the exclusive right to market in 16 California counties including those counties in the San Francisco Bay area. In July 1997, the Company gave Trane its thirty (30) day notice to terminate the contract.

         The Company's decision to acquire Green World was based upon management's strategy of diversification. In an attempt to diversify the business in order to off-set the potential cyclical nature of the "A" mortgage market, the Company embarked on a two-prong diversification strategy. The Company (i) entered into the Green World acquisition with the purpose of developing a revenue stream from a less cyclical business and (ii) determined to aggressively process loan applications in the "B/C" mortgage market. In 1995, the Company determined that the "B/C" mortgage market was not as particularly interest-rate sensitive as the "A" mortgage market and after results of operations were analyzed in the 1996 fiscal year, management determined that the "B/C" mortgage market resulted in a better yields for the Company than mortgages originated in the "A" mortgage market. During 1996, the Company met with numerous financing sources in order to obtain funds to be better able to take advantage of participating in the "B/C" mortgage market as well as to develop the Green World business opportunity. In connection with pursuing such financing, potential investor response led management to conclude that the Company was better able to take advantage of a "B/C" mortgage market than the Green World opportunity, management elected in 1997 to spin-off the Green World business and to concentrate on originating, purchasing and selling "B/C" mortgage loans.

         In connection with the acquisition of Green World by GTB Company from MIOA and the subsequent acquisition of Green World by the Company from GTB Company, the sole shareholder of GTB Company was Charles Chillingworth, who for a brief period prior to the Green World transaction was corporate counsel for the Company and MIOA. In the Green World transaction, Mr. Chillingworth solely represented the interest of GTB Company in its dealing with both MIOA and the Company. Mr. Birmingham was an officer and director of the Company at the time of the Green World acquisition and currently serves in those positions with the Company. During the Green World acquisition by MIOA, Mr. Birmingham was an officer and director of MIOA, and upon the sale of Green World to GTB Company, Mr. Birmingham was only a director of MIOA. In August 1996, Mr. Birmingham resigned as a director of MIOA. Mr. Morrell was an officer and director of MIOA at the time of the acquisition and prior to the acquisition was an officer and director of the Company.

         WESTMARK-MEDICAL INDUSTRIES AGREEMENT

                  The Company and MIOA entered into an agreement dated January 23, 1997 ("Westmark-Medical Industries Agreement") which was amended March 31, 1997, and June 26, 1997. MIOA presently owns 1,667,284 shares of Company Common Stock, and 200,000 shares of the Company's Series C Preferred Stock ($3.50 stated value). A contractual right provided to MIOA upon issuance of a portion of its shares of Common Stock afforded MIOA the right to maintain a 49% ownership interest in the Company. At June 26, 1997, the Company owed MIOA $1,953,000, less interest in the sum of $47,000 which represents interest forgiveness for the second quarter. MIOA agreed to the termination of the 49% anti-dilution protection.
Payment of the indebtedness shall be made upon the following terms.

         The Company executed a three year promissory note in the sum of $1,953,000, bearing interest at 10% per annum, with monthly payments in the amount of $25,000 which commenced June 30, 1997.

         In the event the Company receives additional capitalization of a minimum amount of $300,000 and a maximum amount of $1.5 million, MIOA shall be entitled to receive the first $300,000. In the event the additional capitalization exceeds $1.5 million, MIOA will be entitled to receive the first $500,000 of additional capitalization in excess of $1.5 million. In the event additional capitalization exceeds $3 million, MIOA shall be entitled to receive 50% of the excess until the above captioned indebtedness is paid in full.


         In addition, MIOA shall be entitled to 15% of the net cash of the Company in excess of operating expenses and settlement payments on a consolidated basis during the calendar year 1997, and 20% of said net cash flow in the calendar year 1998.

         In the event the Company should sell or spin-off either of its subsidiaries, MIOA shall be entitled 50% of the cash proceeds received by the Company resulting from the sale or spin-off up to the maximum of their indebtedness.

         Pursuant to a separate agreement, MIOA is also entitled to demand registration rights for its shares of Common Stock.

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

         Management's strategy is to expand its geographical production to additional states, while intensifying sales efforts in its home state of Florida. Management's strategy is to expand both the "A" and "B/C" business in Arkansas, California, Florida, Georgia, Illinois, Indiana, Kansas, Michigan, Missouri, Montana, Tennessee, Utah and Washington., and developing new markets by utilizing Westmark's inside sales representatives. Westmark has hired six (6) account executives in Florida and two (2) account executives in Georgia focusing on the "B/C" business. In addition, Westmark has hired a national sales manager. Westmark's goal is to build upon its existing sales force every sixty to ninety days with growth into the states where it is currently licensed or approved to conduct business.

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

COMPETITION

         The Company competes against savings and loan associations, thrifts, commercial banks, consumer finance companies and other mortgage bankers in the origination of single-family, multi-family and condominium residential mortgage loans. Even though some of the competition is large and operates on a nationwide scope, management believes that no single firm controls more than 9% of this market. Furthermore, management believes that mortgage bankers, in general, control more than 55% of the national market. The Company competes on the basis of quality of services along with the relationships established by the sales and operations staff.

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

ITEM 2.           PROPERTIES

         The Company maintains its executive offices and a production branch at 355 N.E. Fifth Avenue, Suite #4, Delray Beach, Florida 33483. Suite 4 is comprised of Units 2,3, and 4. This total space consists of 7,800 square feet and is leased through April 30, 1998 at an average monthly net rental of $2,300 per month over the term of the lease, which lease amount is considered consistent with the surrounding market rates. Suite 4 is in a building owned by a consultant and former officer and director of the Company, Michael Morrel. In 1994, the Company acquired from an unaffiliated third party ownership of Unit #7 (1,100 square feet) in the same complex which is occupied primarily by the loan production department. In 1995, Unit 5 was acquired by the Company from an unaffiliated third party for use by the operations staff, and the mortgage payment is $2,807 per month until maturity in 1998. The Company also operates a 1,500 square foot satellite office in California at a cost of $1,098 per month. The Company rented 800 square feet in Valley Springs, California at a cost of $575 per month.

         The Company has also entered into an agreement to acquire Unit #1, approximately 1,200 square feet, which is located in the same complex for $83,000, which amount is believed to be consistent with the surrounding market rates. To date, the Company has not closed on that unit.

ITEM 3.           LEGAL PROCEEDINGS

         In the matter of SAXON MORTGAGE VS. WESTMARK, Saxon Mortgage obtained a judgment in the amount of $419,348, in connection with various repurchase obligations. An amount of $61,788 has been paid, and the remaining liability of $407,560 is accrued. The Company has reached a settlement which calls for monthly payments of $11,788 for 36 months.

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

         One of the Company's wholly owned subsidiaries, Green World has been named, together with other defendants, in SHAPE UP AMERICA V. PHILIPPE ET AL., filed is in Alameda County, California Superior Court on August 19, 1996. The Complaint alleges breach of contract, conspiracy, fraud, and quantum meruit. The basic premise to plaintiff's Complaint is that plaintiff claims to be entitled to various forms of compensation based upon the sale of certain licensing, patent and marketing rights to the Talon Refrigerant Management System. It is anticipated that venue for this action will be transferred to Sacramento County and to date, no discovery has been undertaken. Based upon a preliminary review of relevant documentation, the Company does not anticipate any liability.

         The Company has received a demand for Arbitration from Amber Capital Corporation, Universal Solutions, Pyramid Holdings, Inc. and Affiliated Services, Inc. which claims the Company breached contracts between the parties and failed to issue and/or register securities pursuant to those contracts and seeks compensating damages in an undetermined amount and recission of the stock purchase agreements between the Company and the various parties.

         The Company is a defendant in CORESTATES BANK, N.A. VS. WESTMARK MORTGAGE CORPORATION, filed in the Circuit Court in Broward County, Florida on June 20, 1997. The Company alleges breach of contract with respect to brokering a sale of the Company's loan servicing rights resulting in damages of approximately $73,000, exclusive of interest and costs.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

         The Company's Common Stock is listed on the Nasdaq SmallCap Market under the symbol "WGHI." The following table sets forth the high and low last sales prices of the Common Stock for the periods indicated and reflect inter-dealer prices, without retail mark-up, mark-down or commission:

                                                        PRICE RANGE
                                                     ------------------
FISCAL YEAR                                          HIGH           LOW
                                                     ----           ---
1995
     First Quarter ....................            $ 11.40      $  3.60
     Second Quarter ...................               8.40         3.60
     Third Quarter ....................               8.50         5.40
     Fourth Quarter ...................               6.50         1.62

1996
     First Quarter ....................            $  3.23      $  2.13
     Second Quarter ...................               1.75          .81
     Third Quarter ....................               1.44          .53
     Fourth Quarter ...................              1.375          .47

1997
     First Quarter ....................               1.34          .62

         On July 28, 1997, the last sales price for the Common Stock was $.46, and the Company believes there were approximately 759 beneficial owners of its Common Stock.

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

         The subject property consists of various strips of 25-30 foot and 50 foot (perimeter) platted road rights of way, located in Palm Beach County. Parcel 1 contains 165,000 square feet ($2.25/sq.ft.), Parcel 2 contains 51, 300 square feet ($3.50/sq.ft.) and Parcel 3 contains 1,150,150 square feet ($.60/sq.ft.), combined, these rights of way total 1,366,450 square feet for a total value of $1.3 million. The Company valued for accounting purposes, the strips at a cost of $1.0 million. The Company has received an attorney's opinion letter of title.

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

RECENT FINANCING

         In July 1997, the Company entered into a financing agreement with MCA Financial Corp. ("MCA") whereby MCA agreed to pay the Company $500,000 in exchange for the issuance to MCA of 100,000 shares of series G convertible redeemable preferred stock ("Series G Convertible Preferred Stock") having a stated value of $5 per share, and the delivery of certain loan packages to MCA. Payment of the $500,000 shall be made in installments through January 30, 1998 and are conditioned upon the loan packages eligible to be purchased having certain aggregate principle balances. The Company's obligation to deliver loans to MCA terminates immediately upon the effective date of the Company's redemption of the Series G Preferred Stock.

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

         Interest expense decreased 4% to $1,172,852 in 1996 from $1,223,875 in 1995, due primarily to the increased volume of whole loan sales and the borrowing cost associated with the Company's Warehouse Facility.

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

         In addition, MIOA advanced the Company an aggregate amount of $790,000 during the 1996 first quarter (of which $700,000 was converted into 200,000 shares of Series C Preferred Stock with a stated value of $3.50 per share) and $1,503,000 in the second quarter of 1996, primarily to fund outstanding obligations and working capital needs. During 1996, the Company reached agreements to settle approximately $848,714 of outstanding indebtedness through the sale of Common Stock issued to the creditors. In connection therewith, the Company issued these creditors 1,596,382 shares as a settlement. In the event that the sale of shares is insufficient to reach $848,714, the Company is obligated to issue additional shares in order to net the required cash payments or pay the balance in cash. The creditors are obligated to return any excess shares which are not required to be sold once they have received their full payment. The Company has received additional debt capital from external sources in 1996, as it has not relied on any additional capital from MIOA since June 1996. During the second, third and fourth quarters of fiscal 1996, the Company borrowed an aggregate of $379,000 from various individuals for working capital purposes. During the first quarter of 1997, the Company borrowed $192,000 from various individuals for working capital purposes.

         The Company's internally generated cash flows from operations has historically been and continues to be insufficient for its cash needs. It is expected that internal sources of liquidity will improve during 1997. However, until such time as the Company achieves positive cash flow before working capital changes, the Company will continue to rely on external sources for liquidity. MIOA presently owns 1,667,284 shares of Company Common Stock, and 200,000 shares of the Company's Series C Preferred Stock ($3.50 stated value). A contractual right provided to MIOA upon issuance of a portion of its shares of Common Stock afforded MIOA the right to maintain a 49% ownership interest in the Company. At June 26, 1997, the Company owed MIOA $1,953,000, less interest in the sum of $47,000 which represents interest forgiveness for the second quarter. MIOA agreed to the termination of the 49% anti-dilution protection. Payment of the indebtedness shall be made upon the following terms. The Company executed a three year promissory note in the sum of $1,953,000, bearing interest at 10% per annum, with monthly payments in the amount of $25,000 which commenced June 30, 1997. The Company intends to fund the debt servicing through cash flow, however there can be no assurance that it will be able to meet the required monthly payments. In the event the Company receives additional capitalization of a minimum amount of $300,000 and a maximum amount of $1.5 million, MIOA shall be entitled to receive the first $300,000. In the event the additional capitalization exceeds $1.5 million, MIOA will be entitled to receive the first $500,000 of additional capitalization in excess of $1.5 million. In the event additional capitalization exceeds $3 million, MIOA shall be entitled to receive 50% of the excess until the above captioned indebtedness is paid in full. In addition, MIOA shall be entitled to 15% of the net cash of the Company in excess of operating expenses and settlement payments on a consolidated basis during the calendar year 1997, and 20% of said net cash flow in the calendar year 1998. In the event the Company should sell or spin-off either of its subsidiaries, MIOA shall be entitled 50% of the cash proceeds received by the Company resulting from the sale or spin-off. If it appears at any time in the future that the Company is again approaching a condition of cash deficiency, the Company will be required to seek additional debt or equity financing, sell assets, or otherwise bring cash flow in balance. The board of directors of the Company has determined to spin-off a minimum of 51% and a maximum of 100% of the Green World capital stock it owns as a dividend to its shareholders. By spinning-off all or a substantial interest in Green World, Green World will operate as a separate entity, will seek its own public or private financing (debt or equity) in order to support its operations, and will partially or wholly cease to be an asset of the Company. There can be no assurance that the Company will be able to obtain external sources for liquidity.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

         The executive officers and directors of the Company are as follows:

      NAME               AGE     POSITION
      ----               ---     --------
Mark Schaftlein          39      President, Chief Executive Officer and Director
                                 of the Company

Norman J. Birmingham     42      Chief Financial Officer and Director

Payton Story, III        50      Senior Vice-President and Director

Todd Walker              38      Secretary and Director

Louis Resweber           35      Director

         MR. SCHAFTLEIN has served as president and chief executive officer of Westmark Group Holdings, Inc., since May 1997. In May 1997, Mr. Schaftlein became chief executive officer of Westmark Mortgage Corporation ("Westmark Mortgage"), and served as president of Westmark Mortgage from February 1996 until May 1997. Mr. Schaftlein has served as a director of the Company since January 1996. From February 1995 until February 1996, Mr. Schaftlein was director of the non-conforming division of Westmark Mortgage, managing the transition of Westmark Mortgage from a conforming to a non-conforming lender. Mr. Schaftlein established the bulk loan sales with Household Finance Corp. and The Money Store, which the Company presently utilizes. Prior thereto, Mr. Schaftlein was a senior vice president with National Lending Center, Inc., from September 1993 until February 1995. During that time, Mr. Schaftlein expanded operations into multiple states and assisted in their expansion of B/C lending. From January 1993 until September 1993, Mr. Schaftlein served as vice president of Fleet Finance and was responsible for developing a new wholesale division in the non-conforming (B/D) credit market. From 1984 to January 1993, Mr.

Schaftlein served as vice president at Citicorp. In 1996, Mr. Schaftlein also served as president of the Gold Coast chapter of the Florida Association of Mortgage Brokers.

         MR. BIRMINGHAM has served as a director since April 1996. Mr. Birmingham served as president from November 1995 to September 1996. Mr. Birmingham has served as chief financial officer since December 1996. Since July 1995, Mr. Birmingham has served as chief operating officer, president, and as a director of Medical Industries of America, Inc., ("MIOA"), whose securities are registered under Section 12 of the Securities Exchange Act of 1934 ("Exchange Act"). Mr. Birmingham resigned as an officer of MIOA in June 1996 and as a director in August 1996. Mr. Birmingham has been engaged in an accounting and tax practice since 1986.

         MR. STORY has served as president of Westmark Mortgage since May 1997, prior thereto Mr. Story served as senior vice-president of lending since May 1996. Additionally, Mr. Story has served as a director of Westmark Group Holdings, Inc., since February 1997. Formerly, Mr. Story was chief executive officer and president of West Coast Mortgage Services, Inc. from July 1985 to April 1996. Mr. Story was the marketing director of Beneficial Management Corporation in Peapock, New Jersey from January 1969 to July 1985. Additionally, in 1984 Mr. Story served as president of the Florida Association of Mortgage Brokers- Gulf Coast. Currently, Mr. Story is a certified mortgage consultant of Florida and National Association of Mortgage Brokers.

         MR. WALKER has served as a director since January, 1996. In 1987, Mr. Walker founded, and presently serves as president of, Southern Import Distributors, Inc. ("SIDI"). On behalf of SIDI, Mr Walker co-founded Tampa Convention Hotel Associates, Inc., Divot Development Corporation, Herr Damm, Inc., and Mad Dogs & Englishmen. Prior to forming SIDI, Mr. Walker was a tax consultant with Arthur Anderson & Company for two years. Mr. Walker graduated from Tulane University in 1981 and received his Masters of Business Administration degree in 1985 and Juris Doctorate degree in 1985 from the Tulane Graduate Business School and Tulane Law School, respectively.

         MR. RESWEBER has served as a director since December 1996, and became chairman in February 1997. Mr. Resweber has extensive prior experience in the non-conforming industry, as he has served as senior vice president, capital markets, for United Companies Financial Corp., a NYSE-listed financial services company and one of the nation's oldest and largest sub-prime mortgage lenders whose stock price increased from $16 to $132 per share (pre-splits) during Mr. Resweber's tenure. Most recently, Mr. Resweber served as president and chief executive officer of Network Acquisition Corp. from 1995 to 1997, which grew from $4 million to $110 million in revenues through a series of seventeen successful merger and acquisition transactions. Altogether, Mr. Resweber has over fifteen years' experience in corporate finance, capital markets, mergers and acquisitions, strategic planning, business administration and management, investor relations and communications as an executive officer, board member and/or senior consultant to a number of NYSE-listed, Fortune 500 firms including NorAm Energy, Arkla Gas, Entex, Hill & Knowlton, Exxon USA, Celeron Oil, Cabot Energy, and Goodyear Tire & Rubber. Mr. Resweber also currently serves on the Boards of Directors of a number of other companies including Connex Communications, Inc. and Level Best Golf, Inc.

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

ITEM 10.     EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         Mark Schaftlein served as the chief executive officer of the Company since May 1997, and chief operating officer from September 1996 through May 1997. Norman J. Birmingham served as chief executive officer of the Company from January 1, 1996 through September 10, 1996. The following table sets forth the information with respect to the chief executive officers during fiscal 1996. No other executive officer of the Company received total annual salary and bonus for the 1996 fiscal year in excess of $100,000.

                                                        SUMMARY COMPENSATION TABLE
                                        ANNUAL COMPENSATION                     LONG TERM COMPENSATION
                                     --------------------------        ---------------------------------------
NAME AND PRINCIPAL      FISCAL                     OTHER ANNUAL          STOCK      OPTIONS AND    ALL OTHER
    POSITION             YEAR           SALARY     COMPENSATION        ISSUANCES     WARRANTS     COMPENSATION
------------------      ------       -----------   ------------        ---------    -----------   ------------
Mark Schaftlein,         1996        $143,353(1)      $3,353                -         90,000(2)         --
  Chief Executive        1995        $100,685           --                  -          1,500            --
  Officer                1994            --             --                  -           --              --
Norman J. Birmingham ,   1996        $ 87,500           --                  -         90,000(2)         --
  Chief Financial        1995             -0-           --                  -           --              --
  Officer                1994            --             --                  -           --              --

-------------------

(1)  Includes $3,353 in other annual compensation comprised of a car allowance.
(2) Only 45,000 of these options have vested.

EMPLOYMENT AGREEMENTS

         In April 1996, Mr. Birmingham entered into a three-year employment agreement with the Company which provides for an annual base salary of $100,500. Additionally, Mr Birmingham was issued a warrant to purchase 90,000 shares, 45,000 of which are currently exercisable over a five-year term at $2.25 per share, and 45,000 of which vest in full if the Company's net income in 1996, 1997 or 1998 is $480,000 (and vest on a pro-rata basis if a lesser amount of net income is earned in those periods), exercisable during a five year term from the date of vesting in full. In the event Mr. Birmingham's employment agreement is terminated other than for "just cause," he would be entitled to receive one-year's salary.

         In March 1997, Mr. Schaftlein entered into a three-year employment agreement which provides for an annual base salary of $150,000 the first year, $162,000 the second year and $174,000 the third year and an aggregate of 600,000 incentive stock options vesting as soon as April 1998 and as late as April 2000, exercisable for a five-year period from vesting at exercise prices ranging from $1.00 to $2.00 per share. Additionally, Mr. Schaftlein was issued a warrant to purchase 90,000 shares, 45,000 of which are currently exercisable over a five-year term at $2.25 per share, and 45,000 of which vest in full if the Company's net income in 1996, 1997 or 1998 is $480,000 (and vest on a pro-rata basis if a lesser amount of net income is earned in those periods), exercisable during a five-year term from the date of vesting in full. In the event an employment agreement is terminated other than for "just cause," such terminated employee would be entitled to receive one-year's salary.

         In March 1997, Mr. Story entered into a three-year employment agreement which provides for an annual base salary of $126,000 the first year, $138,000 the second year and $150,000 the third year, and an aggregate of 400,000 incentive stock options vesting as soon as April 1998 and as late as April 2000, exercisable for a five-year period from vesting at exercise prices ranging from $1.00 to $2.00.

STOCK OPTIONS AND WARRANTS

          The following table provides information on options granted under the Company's 1994 Stock Option Plan and warrants granted in fiscal 1996 to Messrs. Schaftlein and Birmingham:

                                INDIVIDUAL GRANTS

                                                       PERCENT OF
                                                         TOTAL           EXERCISE OR
                                                    OPTIONS/WARRANTS      BASE PRICE
                             SHARES UNDERLYING         GRANTED TO            PER          EXPIRATION
NAME                     OPTIONS/WARRANTS  GRANTED    EMPLOYEES IN          SHARE            DATE
                         -------------------------     FISCAL YEAR       -----------      ----------
                                                    ----------------
Mark Schaftlein                90,000 (1)                  % (1)            $2.25            4/01
Norman J. Birmingham           90,000 (1)                  % (1)            $2.25            4/01

------------------
(1) No options to employees were granted under the 1994 Stock Option Plan during fiscal 1996. The Warrants issued to Messrs. Schaftlein and Birmingham each constitute 50% of warrants issued pursuant to employee compensation arrangements. Additionally, warrants to purchase 810,469 shares of Common stock were issued to third parties in connection with financing arrangements in fiscal 1996.

         The following table provides information regarding warrant exercises in fiscal 1996 for Messrs. Schaftlein and Birmingham and the value of such unexercised warrants at December 31, 1996:

                                                               NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                 SHARES                       UNDERLYING UNEXERCISED       IN-THE-MONEY WARRANTS
                              ACQUIRED ON         VALUE            WARRANTS AT                       AT
NAME                            EXERCISE        REALIZED        DECEMBER 31, 1996            DECEMBER 31, 1996
-----------------               --------        --------       -------------------          ------------------
Mark Schaftlein                     -               -                 90,000                        (1)
Norman J. Birmingham                -               -                 90,000                        (1)

(1) Based on the last sales price on December 31, 1996, the options were not in-the-money at December 31, 1996.

         The Company has not established, nor does it provide for, long-term incentive plans or defined benefit or actuarial plans. The Company does not grant any stock appreciation rights.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT

         The following table presents certain information regarding the beneficial ownership of all shares of Common Stock at July 28, 1997 by (i) each person who owns beneficially more than five percent of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each named executive officer and (iv) all directors and officers as a group.

NAME AND ADDRESS (1)         SHARES OF COMMON STOCK     PERCENT OF VOTING POWER
--------------------         ----------------------     -----------------------
GTB Company                      2,888,889 (2)                 30.3%
Medical Industries of            1,667,284                     17.5%
  America, Inc.
Drew Hollenbeck                    800,000 (3)                  8.4%
Louis Resweber                     250,000 (4)                  2.6%
Mark Schaftlein                    122,367 (5)                  1.3%
Norman Birmingham                   80,000 (6)                   -
Todd Walker                            -                          -
Payton Story                           -                          -
All officers and                   452,367 (7)                  4.8%
  directors group
  (five persons)
---------------
*   Less than one percent.
1 The address for the above referenced shareholders is 355 N.E. Fifth Avenue, Delray Beach, FL 33483, except for MIOA, which is 1903 S. Congress Avenue, #400, Boynton Beach, FL 33426 and GTB Company which is 2090 Palm Beach Lakes Blvd., West Palm Beach, FL. 33409.

(2) Consists of 2,888,889 shares of Common Stock underlying Series E Preferred Stock.
(3) Includes 800,000 shares of Common Stock issuable upon conversion of Series A Preferred Stock.
(4) Consists of 250,000 shares of Common Stock underlying a currently exercisable warrant.
(5) Includes options and warrants currently exercisable to purchase an aggregate of 46,500 shares of Common Stock.
(6) Includes an option presently exercisable to purchase 45,000 shares of Common Stock.
(7) Includes options and warrants to purchase an aggregate of 341,500 shares of Common Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Effective November 1995, MIOA purchased 1,298,388 shares of Common Stock for a purchase price of $3,210,000, comprised of $1,210,000 cash and cash equivalents, and the issuance of 200,000 shares of MIOA series B convertible preferred stock with a stated value of $10 per share. The stock purchase agreement provides that MIOA ownership position, equal to 49% of the shares of Company Common Stock actually outstanding, shall not be diluted below 49%, with additional shares to be issued to MIOA to maintain such ownership position. In May 1996, the Company issued MIOA 368,896 shares of Common Stock in order to maintain such percentage ownership. As additional shares of Common Stock are issued by the Company, out of the new issuances or on exercise of outstanding warrants and options and conversion of outstanding Preferred Stock, additional adjustments will be made resulting in additional shares issued to MIOA in order to maintain such 49% ownership interest. Subsequent to the November 1995 purchase agreement, MIOA has loaned the Company an aggregate of $2,388,593 pursuant to one-year notes, bearing interest at the rate of 10% per annum. Effective 1996, MIOA converted $700,000 of this indebtedness into 200,000 shares of Series C Preferred Stock with a stated value of $3.50 per share. The Company and MIOA entered into the Westmark-Medical industries Agreement dated January 23, 1997 which was amended March 31, 1997, and June 26, 1997. MIOA presently owns 1,667,284 shares of Company Common Stock, and 200,000 shares of the Company's Series C Preferred Stock ($3.50 stated value). A contractual right provided to MIOA upon issuance of a portion of its shares of Common Stock afforded MIOA the right to maintain a 49% ownership interest in the Company. At June 26, 1997, the Company owed MIOA $1,953,000, less interest in the sum of $47,000 which represents interest forgiveness for the second quarter. MIOA agreed to the termination of the 49% anti-dilution protection. Payment of the indebtedness shall be made upon the following terms. The Company executed a three year promissory note in the sum of $1,953,000, bearing interest at 10% per annum, with monthly payments in the amount of $25,000 which commenced June 30, 1997. In the event the Company receives additional capitalization of a minimum amount of $300,000 and a maximum amount of $1.5 million, MIOA shall be entitled to receive the first $300,000. In the event the additional capitalization exceeds $1.5 million, MIOA will be entitled to receive the first $500,000 of additional capitalization in excess of $1.5 million. In the event additional capitalization exceeds $3 million, MIOA shall be entitled to receive 50% of the excess until the above captioned indebtedness is paid in full. In addition, MIOA shall be entitled to 15% of the net cash of the Company in excess of operating expenses and settlement payments on a consolidated basis during the calendar year 1997, and 20% of said net cash flow in the calendar year 1998. In the event the Company should sell or spin-off either of its subsidiaries, MIOA shall be entitled 50% of the cash proceeds received by the Company resulting from the sale or spin-off. For a more complete description of the agreement, see "The Company - Recent Developments."

    The then officers of the Company, Messrs. Morrell and Gardener and Linda Moore resigned as officers and Mr. Morrell resigned as a director in November 1995. Subsequent to their resignations, Mr. Morrell and Ms. Moore entered into to termination agreements and consulting agreements with the Company. Various disputes arose in connection with the performance of those agreements, and in January 1997, the parties entered into a settlement agreement. The settlement agreement provides that the Company shall pay unpaid salary to Mr. Morrell in the sum of $115,000 contemporaneously with the close of any transaction by which the Company shall receive additional capitalization in the minimum sum of $3,000,000. If no such capitalization is received, the $115,000 shall be paid through the issuance of shares registered pursuant to form S-8. In addition, Mr. Morrell was paid $114,000 through the issuance of shares registered pursuant to form S-8. Interest in the sum of $31,000 is to be satisfied by the partial assignment of a promissory note receivable or shares of common stock of Green World received by the Company in connection with the spin-off of Green World to its shareholders. Mr. Morrell was reimbursed $1,000 for business expenses in February 1997. The Company leases certain of its facilities from Mr. Morrell at rates it believes reflect fair market value. See "Business - Facilities." In February 1997, Mr. Morrell was paid $13,800 for past due rental obligations. In January 1997, Mr. Morrell was paid $45,000 in delinquent consulting fees through the issuance of shares registered pursuant to form S-8, and the Company and Mr. Morrell agreed that the remaining monthly consulting fees in the amount of $7,500 per month for 22 months would be paid in cash or through the issuance of shares registered pursuant to form S-8. The Company reimbursed Mr. Morrell $5,400 for automobile lease expenses, and Mr. Morrell returned the vehicle to the Company in February 1997. Mr. Morrell was issued a one year option to purchase 125,000 shares of Common Stock at an exercise price of $1 per share, and a one year warrant to purchase 100,000 shares of Common Stock at an exercise price of $.81 per share. Ms. Moore is to receive unpaid salary in the sum of $40,000 contemporaneously with the close of any transaction by which the Company shall receive additional capitalization in the minimum sum of $3,000,000. If no such capitalization is received, the $40,000 shall be paid through the issuance of shares registered pursuant to form S-8. In addition, Ms. Moore was paid $40,000 through the issuance of shares registered pursuant to form S-8. Interest in the sum of $9,000 is to be satisfied by the partial assignment of a promissory note receivable or shares of Common Stock of Green World received by the Company in connection with the spin-off of Green World to its shareholders. In January 1997, Ms. Moore was paid $24,000 in delinquent consulting fees through the issuance of shares registered pursuant to form S-8, and the Company and Ms. Moore agreed that the remaining monthly consulting fees in the amount of $4,000 per month for four months would be paid in cash or through the issuance of shares registered pursuant to form S-8. Ms. Moore was issued a one year option to purchase 67,000 shares of Common Stock at an exercise price of $1 per share, and a one year warrant to purchase 53,333 shares of Common Stock at an exercise price of $.81 per share. Mr. Gardner was issued 25,000 shares of Common Stock and severance compensation in the amount of $54,000.

    GTB Company is controlled by Charles Chillingworth, the sole stockholder, officer and director. Bradley Ray is a creditor of GTB Company. For a description of the transactions involving GTB Company and the Company, see "The Company-Recent Developments." PBF is controlled by Charles Chillingworth, the sole stockholder, officer and director. For a description of the transactions involving PBF and the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Investment in Real Estate and Preferred Stock." In September 1996, Mr. Chillingworth was issued 36,551 unrestricted shares of Common Stock, registered pursuant to a registration statement on form S-8, for services rendered. In January 1997, Mr. Chillingworth was issued 21,000 shares of Common Stock for services rendered. In June 1996, Mr. Ray was issued 150,000 unrestricted shares of Common Stock, registered pursuant to a registration statement on form S-8, for services rendered, pursuant to a January 1996 consulting agreement. Furthermore, an affiliate of Mr. Chillingworth loaned the Company $150,000 pursuant to notes that mature in June 1997, and bear interest at the rate of 10% per annum. The approximate balance of this note is $128,000, as $30,000 has been paid. Mr. Ray loaned the Company $61,251 in August 1996, pursuant to a note which bears interest at the rate of 12% per annum payable quarterly, and is convertible at $.56 per share.
 The note matured in December 1996, and to date, the sum of $49,751 remains outstanding. In March 1997, GTB loaned the Company $150,000 pursuant to a note that matures in March 1998 and bears interest at a rate of 10% per annum.

    In March 1996, Mr. Hollenbeck agreed with the Company to provide for the redemption of his 290,000 shares of Common Stock based on the then market price in exchange for, among other considerations, a two-year consulting agreement providing for the payment of $75,000 in the first year and $90,000 in the second year, $400,000 cash, and the issuance of 100,000 shares of Series A Preferred Stock in April 1996. The Company also agreed to obtain written consent from Mr. Hollenbeck prior to the issuance of any convertible preferred stock or other debt or equity security convertible into Common Stock, and to pay certain of Mr. Hollenbeck's legal fees. In December 1996, Mr. Hollenbeck relinquished his right to force the Company to redeem the Series A Preferred Stock. In addition, Mr. Hollenbeck agreed to convert 35,500 shares of the Series A Preferred Stock contingent upon the Company receiving minimum additional capitalization of $3,000,000 and the payment to Mr. Hollenbeck of $64,000 in attorneys' fees and costs. The Company is currently in default in the payment of legal fees to Mr. Hollenbeck and payment of interest on the shares of Series A Preferred Stock (which in the aggregate is approximately $100,000) and in obtaining the necessary consent to issue debt or equity securities convertible into common stock subsequent to March 1996.

    In December 1996, Mr. Resweber was issued five-year warrants currently exercisable to purchase 250,000 shares of Common stock in consideration for his services as a Director of the Company.

         In June 1997, Mark Schaftlein converted $45,416 in accrued salary for 1995-1996 into 72,700 shares of Common Stock. In June 1997, Norman Birmingham converted $21,384 in expenses into 34,000 shares of Common Stock.

ITEM 13.     EXHIBITS

The following exhibits are to be filed as part of the Registration Statement:

                  EXHIBIT NO.       IDENTIFICATION OF EXHIBIT
                  -----------       -------------------------
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

                          Westmark Group Holdings, Inc.

                             By /s/ MARK SCHAFTLEIN
                   Mark Schaftlein, President, Chief Executive
                              Officer and Director

                          ----------------------------

        Pursuant to the requirements of the Securities Act of 1933, this
               Form 10-KSB has been signed below by the following
              persons in the capacities and on the dates indicated:

SIGNATURE                      TITLE                            DATE
---------                      -----                            ----
 /s/  MARK SCHAFTLEIN          President, Chief Executive       August 13, 1997
--------------------------       Officer and Director
Mark Schaftlein

 /s/  NORMAN J. BIRMINGHAM     Director, Chief Financial        August 13, 1997
--------------------------       Officer,  Chief Accounting
Norman J. Birmingham              Officer

 /s/  TODD WALKER              Director                         August 13, 1997
--------------------------
Todd Walker

 /s/  LOUIS RESWEBER           Director                         August 13, 1997
--------------------------
Louis Resweber

 /s/  PAYTON STORY             Director                         August 13, 1997
--------------------------
Payton Story

                                   SIGNATURES

             In accordance with Section 13 or 15(d) of the Exchange
               Act, the registrant caused this report to be signed
          on its behalf by the undersigned, thereunto duly authorized.

                          Westmark Group Holdings, Inc.

                   By
                     ---------------------------------------
                   Mark Schaftlein, President, Chief Executive
                              Officer and Director

                          ----------------------------

        Pursuant to the requirements of the Securities Act of 1933, this
               Form 10-KSB has been signed below by the following
              persons in the capacities and on the dates indicated:

SIGNATURE                      TITLE                            DATE
---------                      -----                            ----
                               President, Chief Executive       August 13, 1997
--------------------------       Officer and Director
Mark Schaftlein

                               Director, Chief Financial
--------------------------      Officer, Chief Accounting
Norman J. Birmingham            Officer                         August 13, 1997

                               Director                         August 13, 1997
--------------------------
Todd Walker

--------------------------     Director                         August 13, 1997
Louis Resweber

--------------------------     Director                         August 13, 1997
Payton Story