Form 10QSB
period 1997-09-30
WESTMARK GROUP HOLDINGS INC
filed 1997-11-17
CIK 820771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For Quarter Ended                  Commission File
             September 30, 1997                   No. 0-18945

                          WESTMARK GROUP HOLDINGS, INC.

                   Delaware                             84-1055077
         (State of Incorporation)         (I.R.S. Employment Identification No.)

                              355 N.E. Fifth Avenue
                           Delray Beach, Florida 33483
                                 (561) 243-8010
               (Address of Principal Executive Offices. Including
                         Zip Code and Telephone Number)

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

                          Yes X             No ___

                     The number of shares outstanding of the
                           issuer's Common Stock as of
                        September 30, 1997 was 2,242,042.

                 X Traditional Small Business Disclosure Format.

                          WESTMARK GROUP HOLDINGS, INC.

                            FORM 10-QSB REPORT INDEX

10-QSB Part and Item No.

 Part I-Financial Information

          Item 1.  Financial Statements (Unaudited)

                   Consolidated balance sheet as of
                     September 30, 1997 and December 31, 1996..................3

                   Consolidated statement of operations for the nine
                     months ended September 30, 1997...........................4

                   Consolidated statement of cash flows for the nine
                     months ended September 30, 1997...........................5

                   Notes to consolidated financial statements................6-7

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations......................8-10

 Part II-Other Information

          Item 1.  Legal Proceedings.......................................11-12
          Item 2.  Changes in Securities......................................13
          Item 3.  Defaults Upon Senior Securities............................13
          Item 4.  Submission of Matters to a Vote of Security Holders........13
          Item 5.  Other Information..........................................13
          Item 6.  Exhibits and Reports on Form 8-K...........................13

    Signatures................................................................14

ITEM 1.  FINANCIAL STATEMENTS

                 Westmark Group Holdings, Inc. and subsidiaries
                           Consolidated Balance Sheet
        September 30, 1997 with comparative figures for December 31, 1996
                                    UNAUDITED

ASSETS                                                                              1997            1996
                                                                                ----------------------------
   Current assets:
             Cash and cash equivalents                                          $     80,137    $     17,393
             Mortgage loans held for sale                                          7,844,538       4,995,193
                                                                                ----------------------------
                   Total current assets                                            7,924,675       5,012,586
                                                                                ----------------------------

   Property and equipment:
             Office buildings                                                        498,026         167,560
             Furniture, fixtures and equipment                                       533,883         398,058
                                                                                ----------------------------
                                                                                   1,031,909         565,618
             Accumulated depreciation                                                348,353         292,991
                                                                                ----------------------------
                   Net property and equipment                                        683,556         272,627
                                                                                ----------------------------

   Other assets:
             Investment in preferred stock                                         2,000,000       2,000,000
             Investment in real estate                                             1,090,000       1,000,000
             Cost in excess of assets purchased, net                                 647,618         773,792
             Investment in net assets of discontinued operations                     962,497         930,557
             Dividends receivable                                                    245,000         140,000
             Deposits and other assets                                                30,073          55,524
                                                                                ----------------------------
                   Net other assets                                                4,975,188       4,899,873
                                                                                ----------------------------
TOTAL ASSETS                                                                    $ 13,583,419    $ 10,185,086
                                                                                ============================


LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
             Accounts payable                                                   $  1,269,278    $  2,001,830
             Accrued expenses                                                        170,218         628,445
             Warehouse line payable                                                7,685,412       4,748,021
             Notes payable                                                         2,974,815       2,405,263
             Dividends payable                                                        76,811         126,000
                                                                                ----------------------------
                   Total current liabilities                                      12,176,534       9,909,559
                                                                                ----------------------------

   Callable preferred stock                                                             --            75,000

   Stockholders' equity:
             Preferred stock, $0.001 par value, 10,000,000 shares authorized,
                430,005 (780,000 at 1996) shares issued and outstanding            2,350,010       3,250,000
             Common stock, $0.005 par value, 15,000,000 shares authorized,
                2,242,042 (966,600 at 1996)  shares issued and outstanding            11,210           4,833
             Capital in excess of par value                                       26,696,022      24,801,364
             Accumulated deficit                                                 (26,985,068)    (26,655,416)
                                                                                ----------------------------
                                                                                   2,072,174       1,400,781
                                                                                ----------------------------

             Stock issued for services but unearned                                 (665,288)     (1,200,254)

                                                                                ----------------------------
                   Total stockholders' equity                                      1,406,886         200,527
                                                                                ----------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 13,583,419    $ 10,185,086
                                                                                ============================


See accompanying notes to consolidated financial statements.

                 Westmark Group Holdings, Inc. and subsidiaries
                      Consolidated Statement of Operations
          For the three months and nine months ended September 30, 1997 with comparative figures for 1996
                                    UNAUDITED

                                                                      Three Months Ended                 Nine Months Ended
                                                                  ---------------------------       ---------------------------
                                                                     1997             1996             1997             1996
                                                                  ----------       ----------       ----------      -----------
REVENUES:
   Loan origination and gain on sale                              $2,122,709       $  717,142       $4,663,461      $ 2,036,589
   Interest income                                                   207,057               --          658,029               --
   Other income                                                           --            9,603           13,432            6,529
                                                                  ----------       ----------       ----------      -----------
             Total Revenue                                         2,329,766          726,745        5,334,922        2,043,118
                                                                  ----------       ----------       ----------      -----------
COST AND EXPENSES:
   Loan origination costs                                            363,028           47,200          436,577          185,309
   General and administrative                                      1,308,525        1,224,661        3,457,960        3,086,654
   Professional fees                                                 195,243               --          462,135               --
   Interest                                                          243,194               --          708,605               --
   Marketing and advertising                                              --            1,805           25,913           33,858
   Depreciation and amortization                                      49,729           95,623          129,549          192,705
                                                                  ----------       ----------       ----------      -----------
             Total Cost and Expenses                               2,159,719        1,369,289        5,220,739        3,498,526
                                                                  ----------       ----------       ----------      -----------
OTHER INCOME (EXPENSES):
   Gain on debt extinguishment                                            --               --           68,976               --
   Dividend income                                                    35,000           35,000          105,000          105,000
                                                                  ----------       ----------       ----------      -----------
             Total Other Income (Expenses)                            35,000           35,000          173,976          105,000
                                                                  ----------       ----------       ----------      -----------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                         205,047         (607,544)         288,159       (1,350,408)
                                                                  ----------       ----------       ----------      -----------
DISCONTINUED OPERATIONS:
   Income (loss) on disposed of operations of
     Green World Technologies, Inc.                                 (176,054)         (70,620)        (446,960)        (291,454)

   Estimated (loss) and gain on disposal of Green World
     Technologies, Inc., including provision for operating
     losses of $16,330 during phase-out period                       (16,330)          97,371          (16,330)          97,371
                                                                  ----------       ----------       ----------      -----------
NET INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS                                                        (192,384)          26,751         (463,290)        (194,083)
                                                                  ----------       ----------       ----------      -----------
NET INCOME (LOSS)                                                 $   12,664       $ (580,793)      $ (175,131)     $(1,544,491)
                                                                  ==========       ==========       ==========      ===========
EARNINGS PER SHARE:
   Income (loss) from continuing operations                             0.10            (0.83)            0.19            (1.84)
   Income (loss) from discontinued  operations                         (0.09)            0.04            (0.30)           (0.27)
                                                                  ----------       ----------       ----------      -----------
NET INCOME (LOSS)                                                 $     0.01       $    (0.79)      $    (0.11)     $     (2.11)
                                                                  ==========       ==========       ==========      ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                                2,073,329          732,000        1,553,740          732,000

See accompanying notes to consolidated financial statements

                 Westmark Group Holdings, Inc. and subsidiaries
                      Consolidated Statement of Cash Flows
  For the nine months ended September 30,1997 with comparative figures for 1996
                                    UNAUDITED

                                                                                             1997             1996
                                                                                         -----------      -----------
OPERATING ACTIVITIES
  Consolidated net loss                                                                  $  (175,131)     $(1,544,491)
  Adjustments to reconcile consolidated net (loss)
    to net cash used by operating activities:
     Depreciation                                                                             55,362           73,598
     Stock issued for services                                                               534,966          792,347
     Amortization of excess purchase cost                                                    126,174          119,107
                                                                                         -----------      -----------
              Cash provided for (used) in operations before working capital changes          541,371         (559,439)
                                                                                         -----------      -----------
  Working capital changes:
     (Increase)/Decrease in mortgage loans held for sale                                  (2,849,345)      11,692,742
     (Increase)/Decrease in repurchased loan                                                 (90,000)              --
     (Increase)Decrease in other assets                                                      (81,480)         (94,666)
     Increase/(Decrease) in accounts payable                                                (732,552)      (1,112,250)
     Increase/(Decrease) in accrued expenses                                                (507,416)              --
     Increase/(Decrease) in notes payable                                                    569,552         (553,817)
     Increase/(Decrease) in accounts receivable                                                   --         (123,507)
     Increase/(Decrease) in inventory                                                             --          (28,770)
                                                                                         -----------      -----------
              Cash provided for (used) from working capital                               (3,691,241)       9,779,732
                                                                                         -----------      -----------
              Cash provided for (used) in operating activities                            (3,148,870)       9,220,293
                                                                                         -----------      -----------
INVESTING ACTIVITES
  Purchase of fixed assets and improvements                                                 (466,291)         (30,808)
                                                                                         -----------      -----------
FINANCING ACTIVITIES
  Net Increase/(Decrease) in warehouse line of credit                                      2,937,391       10,997,132
  Increase in common stock and capital in excess of par value                              1,901,035        2,388,593
  Payment of notes receivable                                                                     --          374,222
  Repurchase of stock                                                                       (900,000)        (700,000)
  Sale of stock                                                                                   --           10,000
  Dividends                                                                                 (259,521)              --
                                                                                         -----------      -----------
              Cash provided for (used) in financing activities                             3,678,905       (8,924,317)
                                                                                         -----------      -----------
              Net increase/(decrease) in cash                                            $    62,744      $   265,168
                                                                                         ===========      ===========


See accompanying notes to consolidated financial statements

                 Westmark Group Holdings, Inc. and subsidiaries
              Condensed Consolidated Notes to Financial Statements


NOTE 1:   BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310b of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's audited annual report on Form 10-KSB for the year ended December 31, 1996. Loan origination and gain on sale has been restated for June 30, 1996 to reflect the removal of interest income from this category to more definitively allow the reader to compare all sources of revenue. Correspondingly, the interest expense and professional fees have been restated for June 30, 1996 for the same purpose.

NOTE 2:  1997 FINANCING ACTIVITY

         On October 30, 1997, Westmark Group Holdings, Inc. ("WGHI" or "Company) adopted a plan to dispose of Green World Technologies, Inc. ("GWT"). The anticipated disposal date is approximately November 20, 1997. The assets of GWT consist primarily of accounts receivable, inventory and fixed assets. The anticipated liabilities assumed consist primarily of accounts payable and accrued payroll tax. The estimated loss on the disposal of the discontinued operations of $16,330 represents a provision for expected operating losses during the phase-out period from July 1, 1997 through November 17, 1997 (GWT fiscal year end is September 30).

         During the first 6 months, the Company received $262,586 from outside investors, officers, directors and officers or directors of subsidiaries. All monies received were used for funding operating activities in the first and second quarter of 1997. No outside financing was received during the quarter ending September 30, 1997.

         The Company was successful in its bid to obtain additional lines of credit for funding loan activities by securing lines of credit, on favorable terms from Household Financial Services, Inc. for $7 million and The Money Store for $7 million (of which $2 million was increased in the fourth quarter). The current line with Princap Mortgage Warehouse, Inc. is $10 million. In addition, a credit line from MCA Financial Corporation was approved for $2 million in the third quarter. The funding warehouse lines total $26 million and this increase and improvement of terms positions the Company to meet its budgetary targets for loan growth.

         As of June 30, 1997, outstanding debts were reduced by the issuance of 280,825 Common Shares (post-reverse) totaling $833,812.

                 Westmark Group Holdings, Inc. and subsidiaries
              Condensed Consolidated Notes to Financial Statements


NOTE 3:  REVERSE STOCK SPLIT

         On August 28, 1997, the stockholders of the Company approved a reverse stock split in the range of 1 for 3 to 1 for 5 to be determined by the Board of Directors. The Board of Directors approved a 1 for 5 reverse stock split on August 29, 1997 with an effective date of September 3, 1997. The stockholders also approved a change in the authorized common stock from 50,000,000 shares to 15,000,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto.

FINANCIAL RESULTS OF OPERATIONS

         On a consolidated basis, total revenues increased to $2,329,766 in the quarter ended September 30, 1997 from $726,745 in the quarter ended September 30, 1996, an increase of 221%. The increase is a result of substantial growth in non-conforming (sub-prime) loan volume and loan sales. This increase is a result of the completion of the shift from originating conforming "A" loans to the more profitable non-conforming (sub-prime) mortgages and a substantial increase in volume of loan sales.

         For the year-to-date, revenues increased to $5,334,922, an increase of 161% as compared to $2,043,118 for the corresponding nine months of 1996. This continues to reflect the implementation of Westmark's strategic plan to concentrate its efforts on its non-conforming (subprime) mortgage lending business, while continuing to wind-down of its traditional conventional mortgage operations.

         Expenses for the quarter ended September 30, 1997 increased to $2,159,719 from $1,369,289 for the period ended September 30, 1996 a 58% increase. The primary reason for the increases was expected expenses associated with the planned growth of the non-conforming (subprime) business. For instance, new staff has been added to support the growing loan volume as well as new account executives to further increase loan production and an increase in expenditures on advanced technology. Since the second quarter of 1996, loan origination costs consist of appraisal fees, documentation fees, credit reports, mortgage insurance and recording fees. General and Administrative expenses increased 7% to $1,308,525 from $1,224,661 for the quarter ended September 30, 1996.

         For the year-to-date, total expenses continued to reflect the growth in Westmark's non-conforming (subprime) business, accordingly rising 49% to $5,220,739 compared to $3,498,526 for the first nine months of 1996.

         Net income for the current quarter was $12,664 or $0.01 per share as compared to a net loss of $580,793 or $0.79 per share for the quarter ended September 30, 1996. The income or (loss) breakdown is as follows: Westmark Mortgage Corporation/Westmark Group Holdings, Inc.: $0.10 per share and Green World Technologies, Inc. ($0.09) per share.

         The first nine months of this year resulted in a year-to-date loss of $175,131, or $0.11 per share. This is a marked improvement from the corresponding first nine months of 1996, when the Company reported a net loss of $1,544,491, or $2.11 per share.

BUSINESS OPERATIONS

         During the third quarter of 1997, the Company continued to focus its business on funding non-conforming (subprime) paper, with approximately 98% of all closed loan volume being non-conforming (subprime) loan fundings. Total non-conforming (subprime) loan fundings increased from $11.90 million in the three months ending September 30, 1996 to 33.57 million for the three months ended September 30, 1997, an increase of 182%.

         For the year-to-date, total loan fundings equaled $82.9 million. Notable, this means that in only the first nine months of this year, the Company more than doubled total loan fundings generated in all 12 months of 1996. For the corresponding period, the year-to-date total represented a 228% increase compared to $25.3 million in loan volume for the first nine months of 1996.

         Through the first week of November, 1997, the Company has actually surpassed the $100 million threshold for total year-to-date loan fundings, gaining recognition as a rapidly growing provider of non-conforming (subprime) loans and an emerging player in this sector.

         The Company continued to expand its non-conforming (subprime) lending program through bulk sales during the last year, and as a result, experienced record revenue in the first nine months of 1997 from this expansion. The Company is focusing its marketing efforts in the non-conforming (subprime) loan market due to the enhanced returns. The increase in the non-conforming (subprime) loans has come primarily from an increased market share in Florida and Illinois. Management intends to continue its marketing strategy in additional states throughout the Southeast, Midwest and West Coast, where licensing and/or sales activities began or expanded this period.

         The Company continues to sell loan origination's on a "servicing-released" basis to investors in the normal course of business. The Company's bulk sales program for non-conforming (subprime) paper in which loans are pooled and sold in packages generally ranging from $1-8 million remains an integral key to future growth. Recently, the Company completed a $7.5 million loan sale to a single investor, the largest single bulk loan sale in the history of the Company. During the third quarter, total loan sales to third party investors in the secondary market equaled $31.1 million, an increase of 180% from $11.1 million in the third quarter ended September 30, 1996. For the year-to-date, total loan sales were $79.8 million - more than double total loan sales for the full year 1996 - and a 183% increase over $28.2 million for the first nine months of 1996.

Bulk sales

         During the third quarter, bulk sales deliveries were completed successfully with institutional investors, such as Household Financial Services, Inc., The Money Store, and Greentree Mortgage Company. New secondary market investors added in the third quarter included GE Capital Mortgage Services, a division of General Electric Corp., and MCA Financial Corp. The Company anticipates further growth of interested institutional buyers.

LIQUIDITY AND CAPITAL RESOURCES

         The Company uses its cash flow from whole loan sales, loan origination fees, net interest income and borrowings under its warehouse line of credit to meet its working capital needs. The Company's cash requirements include the funding of loan originations, purchases, payment of interest expenses, operations expenses, taxes and capital expenditures, along with settlement agreements negotiated though September 30, 1997.

         On September 30, 1997, total stockholders equity was $1,406,886. Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans, are essential to the continuation of the Company's ability to originate and purchase loans. The Company borrows funds on a short term basis to support the accumulation of loans prior to sale. These short-term borrowings are made under a warehouse line of credit with various lenders including Household Financial Services, Inc., The Money Store, Princap Mortgage Warehouse, Inc. and most recently, MCA Financial Corp. ("Warehouse Facility"). Pursuant to the Warehouse Facility, the Company has available a total secured revolving credit line of $26 million, an increase of $6 million since the second quarter of this year, to finance the Company's origination or purchase of loans, pending sale to investors. The line of credit pursuant to the Warehouse Facility, has collateral of the assignment and pledge of eligible mortgage loans. These various lines bear interest at annual rates ranging from 1 1/2 to 2% above prime, payable at the time of purchase by the permanent investor. The Warehouse Facility provides for a transaction charge from $140 per loan to as low as $50 per loan and requires the Company to possess a minimum net worth of $250,000 and a compensating cash balance on deposit in the amount of $5,000. On September 30, 1997, the balance outstanding, pursuant to this Warehouse Facility, totaled $7,735,493. The company does not currently have any other external lines of credit for financing.

         Historically, the Company has obtained financing through the issuance of its common stock and borrowings on a negotiated basis. However, as the Company has become cash-flow positive this year, for the first time in its history, the necessity to utilize this type of financing has been reduced, allowing the Company to decrease both the size and the frequency of its share issuances. As such, during the third quarter of 1997, the Company issued no shares of new stock. The only stock issued was as a result of conversions of preferred stock into common stock.

         The Company's internally generated cash flows from operations have historically been insufficient for its cash needs. As noted, earlier this year, the Company reached a level of cash flow to support its monthly expenses and to negotiate and pay restructured past debts and continued to operate on a cash-flow positive basis in the third quarter of this year. It is expected that internal sources of liquidity will improve as net cash is provided by operating activities. Nevertheless, in order to address historical debts, the Company continues to seek additional financing to retire the remaining debt. The Company has not currently established any other lines of credit or other similar financial arrangements with any lenders. If it appears at any time in the future that the Company is again approaching a condition of cash deficiency, the Company will be required to seek additional debt or equity financing or bring cash flows in balance. If such action is required, there is no assurance that the Company will be successful in any such effort.

SUBSEQUENT EVENTS

         On October 30, 1997, the Company adopted a plan to dispose of its subsidiary GWT.

PART II-OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS

In the matter of Saxon Mortgage v. Westmark, Saxon Mortgage obtained a judgment in 1994 in the amount of $469,348 in connection with various repurchase obligations. The Company is currently paying $10,000 per month with the balance due July 15, 1998. The current balance is approximately $405,000 as of September 30, 1997.

The Company is plaintiff in Network Financial Services, Inc. v. McCurdy, Raiche, Ryals, Nash & Moss Land Company, filed March 1993 in Monterey County, California Superior Court. The plaintiff alleges fraud, negligent misrepresentation, breach of fiduciary duty, negligence, quiet title, RICO violations and conversion. Defendant McCurdy initiated a cross-complaint naming, among others, the Company as a cross defendant. The cross-complaint seeks damages for breach of a stock option agreement, breach of contract, and declaratory relief. The Company has finalized a settlement with defendants Raiche and Ryals. The balance of the pending litigation involving defendant and cross-complainant McCurdy and others is unaffected by the Raiche/Ryals settlement. Management intends to vigorously defend this cross-complaint.

The Company is defendant in Knight v. Lomas Mortgage U.S.A. and Westmark Mortgage Corporation. The complaint is based upon a contention by the Plaintiff that Lomas Mortgage U.S.A. as the servicing agent wrongfully impaired the credit rating of Plaintiff and breached the written agreement between the parties. A preliminary determination indicates that the basis for the dispute is between Lomas U.S.A. and the Plaintiff, but the Company has been named as a third party defendant in view of the original contractual relationship between the Plaintiff and Westmark. Settlement negotiations are pending and a trial date has been scheduled for February 1998. The Company considers the risk of loss in this matter to be remote, and consequently, no amount has been accrued.

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

One of the Company's wholly owned subsidiaries, Green World Technologies, Inc. has been named, together with other defendants, in an action Shape Up America v. Phillippe et al., filed in Alameda County, California Superior Court on August 19, 1996. The Complaint alleges breach of contract, conspiracy, fraud, and quantum meruit. The basic premise to plaintiff's Complaint is that plaintiff claims to be entitled to various forms of compensation based upon the sale of certain licensing, patent and marketing rights to the Talon Refrigerant Management System. The venue for this action has been transferred to Sacramento County. Based upon a preliminary review of relevant documentation, the Company does not anticipate any liability.

The Company has received a demand for Arbitration from Amber Capital Corporation, Universal Solutions, Pyramid Holdings, Inc. and Affiliated Services, Inc. which claims the Company breached contracts between the parties with respect to funds allegedly invested in the Company between August of 1993 and May of 1995 and failed to issue and/or register securities pursuant to those contracts and seeks compensating damages in an undetermined amount and recision of the stock purchase agreements between the Company and the various parties. The matter has been submitted to mediation for a hearing on December 11, 1997. The Company is unable to determine its potential liability, if any, until such time as the Company can undertake discovery.

The Company is a defendant in Corestates Bank, N.A. vs. Westmark Mortgage Corporation, filed in the Circuit Court in Broward County, Florida on June 20, 1997. The Plaintiff alleges breach of contract with respect to brokering a sale of Company's loan servicing rights in 1994 resulting in a claim in the sum of $72,974, exclusive of interest and costs. The Company has entered into a settlement agreement including a protracted payment plan.

Conway vs. Westmark Group Holdings, Inc. The Court previously dismissed this action on the motion of Westmark Group Holdings, Inc. and a Notice of Appeal has been filed by two of the original plaintiffs. The Company does not anticipate any liability with regard to this matter.

Howard, Rice vs. Westmark Mortgage Corporation, et al. The plaintiff filed a Confession of Judgment on January 17, 1997 in the sum of $164,391. The Company is currently negotiating a settlement involving a protracted payment plan and recently paid $10,000 towards the claim reducing the balance to approximately $154,391.

Fairbanks vs. Westmark Mortgage Corporation, et al. Orange County, California Superior Court Case #780765. Plaintiff is seeking specific performance, quiet title, declaratory relief and injunctive relief with respect to the foreclosure of a mortgage wherein Westmark Mortgage Corporation was the original beneficiary. The Company does not anticipate any liability or monetary exposure.

Trails at Royal Palm Beach vs. Westmark Mortgage Corporation, et al. Palm Beach County Circuit Court Case #CL97008787. Plaintiff is seeking to foreclose a Claim of Lien based upon non-payment of association dues by the mortgagor. Westmark Mortgage Corporation is named as a party defendant as the original beneficiary but the loan was subsequently sold during the ordinary course of business. The Company does not anticipate any liability and the plaintiff's counsel has agreed that no monetary judgment will be imposed against Westmark Mortgage Corporation.

Resource Bancshares Mortgage Group vs. Westmark Mortgage Corporation. Richland County, South Carolina, Case #97CP403718. Plaintiff contends that, pursuant to an agreement to purchase whole mortgage loans, Westmark Mortgage Corporation is obligated to repurchase one of the loans previously sold to plaintiff by Westmark Mortgage Corporation. Plaintiff alleges that various misrepresentations and false information were provided by the mortgage holder, Maria Duran. The Company is seeking a resolution of the dispute with a formal demand to the mortgage broker, Mortgage Finance of America, requiring indemnification by said broker. The Company intends to initiate a cross-complaint against all appropriate parties if settlement negotiations are unsuccessful. The liability, if any, cannot be determined until formal discovery proceedings have been undertaken.

GTB Company vs. Westmark Group Holdings, Inc. Palm Beach County Circuit Court Case #CL977680. Plaintiff GTB Company initiated the aforementioned action on or about August 27, 1997 seeking, among other things, a declaratory judgment with respect to the rights, duties and obligations between GTB and the Company. GTB has extended the Company's time to respond to the Complaint due to pending settlement negotiations between the parties.

From time to time the Company is a defendant (actual or threatened) in certain lawsuits encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a material adverse affect on the Company's financial position.

ITEM 2.   CHANGES IN SECURITIES

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          1. To elect five directors to serve until the next annual meeting of shareholders of the Company and until their successors have been duly elected and qualified;

          2. To amend the Company's Certificate of Incorporation to (i) effect a reverse split of the Company's issued and outstanding Common Stock on a basis of a minimum of 1 for 3 shares up to a maximum of 1 for 5 shares, as determined by the Board of Directors, and (ii) decrease the Company's 50,000,000 authorized shares of Common Stock to 15,000,000 authorized shares of Common Stock and adjusting the par value from $.001 par value per share to between a minimum of $.003 and a maximum of $.005 par value per share.

          3. To amend the Company's Stock Option Plan for Employees to increase the number of shares reserved for the issuance thereunder to 3,000,000 shares (no more than 1,000,000 shares and no less than 600,000 shares on a post split basis).

ITEM 5.   OTHER INFORMATION
                 None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         On August 27, 1997, Norman Birmingham resigned as an officer and director.

         On August 28, 1997 at the annual stockholders meeting, the stockholders reelected Mark Schaftlein to serve as a director. The stockholders also elected Payton Story, III and Louis Resweber to serve as directors. Further, the stockholders voted for a reverse stock split as well as increasing shares reserved for the Company's Stock Option Plan for Employees.

         On August 29, 1997, Irving H. Bowen was appointed Executive Vice President, Treasurer & Chief Financial Officer. This appointment was ratified by the Board of Directors. Mr. Bowen was subsequently appointed a director. Mr. Bowen served in the Audit Department of Peat, Marwick, Mitchell & Co., whereby he became a partner in 1977 and his tenure with the firm lasted for more than twenty years.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                 WESTMARK GROUP HOLDINGS, INC.


                                 By: /s/ Irving H. Bowen
                                    --------------------------------------------
                                 Irving H.  Bowen, Executive Vice President,
                                 Treasurer & Chief Financial Officer, Director (Principal Accounting Officer & Duly Authorized Director & Officer of the Registrant)


                                 By: /s/ Mark D. Schaftlein
                                    --------------------------------------------
                                 Mark D. Schaftlein, President &
                                 Chief Executive Officer, Director
                                 (Duly Authorized Director &
                                 Officer of the Registrant)

Dated: November 14, 1997