Form 10KSB40
period 1997-12-31
WESTMARK GROUP HOLDINGS INC
filed 1998-03-31
CIK 820771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                               ------------------
                                   (MARK ONE)

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ___________________ to ______________________

                         Commission file number 0-18945

                          WESTMARK GROUP HOLDINGS, INC.
                 (name of small business issuer in its charter)

                  DELAWARE                           84-1055077
           (State or other jurisdiction             (IRS Employer
         of incorporation or organization)        Identification No.)

                         355 N.E. FIFTH AVENUE, SUITE 4
                           DELRAY BEACH, FLORIDA 33483
               (Address of principal executive offices)(Zip Code)

                                 (561) 243-8010
                (Issuer's telephone number, including area code)

                              ---------------------

                Securities registered under Section 12(b) of the
                                 Exchange Act:

                                      NONE

                Securities registered under Section 12(g) of the
                                 Exchange Act:

                         COMMON STOCK, $0.005 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [XX] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [XX]

Issuer's revenues for the 12 months ended December 31, 1997: $8,342,506.

The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the average bid and ask price for such stock on March 2, 1998: $5,379,308.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 2, 1998: 2,352,735 (one class).

                       DOCUMENTS INCORPORATED BY REFERENCE

          The Company's definitive Proxy Statement for its 1998 Annual
             Meeting of Shareholders which will be filed pursuant to
                   Regulation 14A not later than April 30,1998
                is incorporated by reference in Part III hereof.



Transitional Small Business Disclosure Format:  Yes [ ]   No  [XX]

                                TABLE OF CONTENTS

ITEMS                                                                                                          PAGE


PART I

     ITEM 1.      BUSINESS........................................................................................1
     ITEM 2.      PROPERTIES......................................................................................5
     ITEM 3.      LEGAL PROCEEDINGS...............................................................................6
     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................8

PART II

     ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........................9
     ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........9
     ITEM 7       FINANCIAL STATEMENTS...........................................................................16
     ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT AND FINANCIAL DISCLOSURE..............16

PART III

     ITEM 9.      DIRECTORS,  EXECUTIVE OFFICERS,  PROMOTERS AND CONTROL PERSONS;  COMPLIANCE WITH SECTION
                  16(A) OF THE EXCHANGE ACT  EXECUTIVE OFFICERS AND DIRECTORS....................................16
     ITEM 10.     EXECUTIVE COMPENSATION  EXECUTIVE COMPENSATION.................................................18
     ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................18
     ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................18
     ITEM 13      EXHIBITS AND REPORTS ON FORM 8-K...............................................................19

SIGNATURES.......................................................................................................22


                                    PART I

ITEM 1.  BUSINESS

         Westmark Group Holdings, Inc. ("Westmark" or the "Company") through its wholly-owned subsidiary Westmark Mortgage Corporation ("Westmark Mortgage"), funds, purchases and sells first and second mortgage loans. In most cases, the Company will purchase and fund its mortgage loans utilizing warehouse lines of credit. Most of these loans are to individuals who generally cannot obtain financing from conventional lending sources because of impaired credit. This type of mortgage loan, commonly referred to as a "non-conforming", "sub-prime", or "B/C" mortgage loan, carries higher interest rates than a conventional mortgage loan, commonly referred to as a "conforming", "prime" or "A" mortgage loan. The Company's mortgages, both conforming and non-conforming, are secured primarily by single family, multi-family and condominium residences.

         The Company began marketing its non-conforming mortgage loan products in January 1995. In 1996, non-conforming loans accounted for approximately 54% of the Company's production compared to approximately 15% of the Company's production in 1995. Non-conforming loans accounted for over 95% of the Company's production in 1997.

         Westmark Mortgage is registered and/or licensed to originate, purchase closed loans, underwrite, fund or sell residential mortgage loans in the states of Arizona, Arkansas, California, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, New Mexico, Ohio, Oregon, Tennessee, Washington and Wisconsin. The Company, which does not service the mortgage loans it originates and purchases except for occasional collection of the initial mortgage payment, pools and sells mortgage loans on a "servicing released" basis to third-party institutional investors. These investors include The Money Store, Household Financial Services, Inc., Mortgage Corporation of America, Green Tree Financial Corporation and Master Financial, Inc. The Company generally sells the mortgage loans within thirty days of origination. The primary purchasers of the Company's mortgage loans are Household Financial Services and The Money Store.

Marketing

         Traditionally, Westmark has marketed its products and services through field sales representatives ("Account Executives"), each of whom is responsible for cultivating relationships with brokers in a specific geographical region. Each Account Executive visits prospective clients in a particular territory and reviews loans and loan applications. If the loan or application appears to meet the underwriting criteria of Westmark, the account executive obtains the mortgage application documentation and forwards it to Westmark Mortgage's underwriters.

         In addition to field Account Executives, Westmark has inside sales Account Executives. These employees focus on less densely populated states and territories, utilizing telemarketing to prospect for Westmark business. Brokers in these areas will send the loan application into the operations division directly. Management has found this process to be more cost effective for sparsely populated areas than traditional Account Executive visits.

         Westmark also markets its products at national and regional industry trade shows. The Company has its own booth at these shows and sends its field and inside Account Executives to cultivate new and existing clients in their booths. This effort provides continued market recognition for the Company and its field and inside Account Executives. Westmark collects prospective client information at these events and inputs the data into a computer database for marketing purposes. The marketing department sends marketing literature by mail or facsimile to these prospective clients to further enhance market recognition of the Company and its products. The information on the new contacts is then distributed to the appropriate Account Executives who follow up with sales calls.

Competition

         The Company faces intense competition, primarily from mortgage banking companies, commercial banks, credit unions, thrift institutions, and finance companies. Many of these competitors are substantially larger and have more capital and other resources than the Company. Competition can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels and interest rates. Furthermore, the current level of gains realized by the Company and its competitors on the sale of the type of loans they originate and purchase is attracting additional competitors into this market with the possible effect of lowering gains that may be realized on the Company's future loan sales. Competition may be affected by fluctuations in interest rates and general economic conditions. During periods of rising rates, competitors which have "locked in" low borrowing costs may have a competitive advantage. During periods of declining rates, some potential customers become focused on obtaining an "A" rate or FNMA refinanced loan. During economic slowdowns or recessions, the Company's borrowers may have new financial difficulties which tend to provide new opportunities to the Company and its competition.

         The Company depends largely on independent mortgage brokers, financial institutions and other mortgage bankers for its originations and purchases of new loans. The Company's competitors also seek to establish relationships with the Company's independent mortgage brokers, financial institutions and other mortgage bankers, none of whom is obligated by contract or otherwise to continue to do business with the Company. In addition, the Company expects the volume of wholesale loans purchased by the Company to increase and the relative proportion of wholesale loans to total loans originated and purchased by the Company to expand. The Company's future results may become more exposed to fluctuations in the volume and cost of its wholesale loans resulting from competition from other purchasers of such loans, market conditions and other factors.

Regulation

         Members of Congress and government officials have from time to time suggested the elimination of the mortgage interest deduction for federal income tax purposes, either entirely or in part, based on borrower income, type of loan or principal amount. Because many of the Company's loans are made to borrowers for the purpose of consolidating consumer debt or financing other consumer needs, the competitive advantages of tax deductible interest, when compared with alternative sources of financing, could be eliminated or seriously impaired by such government action. Accordingly, the reduction or elimination of these tax benefits could have a material adverse effect on the demand for loans of the kind offered by the Company.

         The Company's domestic business is subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. The Company is subject to the rules and regulations of, and examinations by HUD and state regulatory authorities with respect to originating, processing, underwriting and selling loans. These rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspections and appraisals of properties, require credit reports on loan applicants, regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. Failure to comply with these requirements can lead to demands for indemnification or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions.

         Although the Company believes that it has systems and procedures to facilitate compliance with these requirements and believes that it is in compliance in all material respects with applicable local, state and federal laws, rules and regulations, there can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future that could make compliance more difficult or expensive.

Employees

         As of December 31, 1997, the Company employed 12 full-time administrative employees and 60 full-time production and operations employees. To date, the Company has been able to recruit and retain sufficient qualified personnel. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Green World Sale

         Effective July 1996, the Company acquired all of the issued and outstanding capital stock of Green World Technologies, Inc. ("Green World"), a provider of air conditioner enhancement products, from GTB Company ("GTB"). GTB had recently acquired Green World from Medical Industries of America, Inc. ("MIOA"), an affiliate of the Company. In that connection, the Company (i) issued GTB 130,000 shares of its Series E convertible preferred stock ("Company Series E Preferred Stock"), and (ii) agreed to pay GTB royalties of 14% of the gross sales of Green World for a period of two years. Green World is a nationwide marketer of Talon, an energy-saving add-on to air-cooled condensers found in air conditioners, heat pumps and refrigeration systems.

         Management subsequently decided to focus the Company's resources exclusively on its mortgage operations. In December 1997, the Company divested substantially all of its interest in Green World pursuant to an exchange agreement between the Company, GTB and Green World (the "Exchange Agreement"). Pursuant to the provisions of the Exchange Agreement, the Company returned to GTB all of the outstanding shares of Green World common stock and issued to GTB 37,500 shares of the Company's Common Stock. In exchange, GTB assigned all of the Company's Series E Preferred Stock back to the Company. Green World issued the Company 185,000 shares of its series A convertible preferred stock (the "Green World Series A Preferred Stock"), in exchange for which the Company paid Green World $70,000 and gave Green World a promissory note for $380,000 (the "Company Note"), the first two payments of which were made in February and March 1998. Payment of the Company Note is secured by the Green World Series A Preferred Stock and the Company Series E Preferred Stock. The Company has agreed to loan Green World up to $8,000 per month to cover the salaries of two Green World officers (the "Green World Salary Advances") through December 1998. Westmark and GTB exchanged mutual general releases. The Company's Green World Series A Preferred Stock represents approximately 18.5% of the capital stock of Green World on a fully diluted basis, and is subject to certain mandatory redemption provisions. The Company's remaining interest in Green World is reflected in the Company's financial statements as an investment in discontinued operations.

Westmark-Medical Industries Agreement

         Pursuant to an agreement between MIOA and the Company dated November 1995 and amendments thereto (the "Stock Purchase Agreement"), Medical Industries of America, Inc., formerly known as Heart Labs of America, Inc. ("MIOA") purchased 259,679 shares of the Company's common stock for (i) $3,210,000, comprised of $1,210,000 cash and $200,000 of cash equivalents, and (ii) 200,000 shares of MIOA series B convertible preferred stock with a stated value of $10 per share. The Stock Purchase Agreement provided that MIOA's ownership of the Company would not be diluted below 49% (the "Anti-Dilution Provision"). In May 1996, the Company issued MIOA 73,779 shares of common stock pursuant to the Anti-Dilution Provision. Over the first half of 1996, MIOA loaned the Company an aggregate of $2,388,593 represented by one-year notes, bearing interest at the rate of 10% per annum. In March 1996, the Company converted $700,000 of this indebtedness into 200,000 shares of the Company's Series C Preferred Stock with a stated value of $3.50 per share.

         The Company and MIOA entered into a settlement agreement dated January 1997 which was amended March 1997, and June 1997 (the "MIOA Settlement Agreement"). The MIOA Settlement Agreement terminated the Anti-Dilution Provision. Pursuant to the MIOA Settlement Agreement, the Company issued to MIOA a three year promissory note (the "MIOA Note") in the principal amount of

$1,953,000, bearing interest at 10% per annum, with monthly payments in the amount of $25,000 which commenced June 30, 1997, and a final balloon payment of unpaid principal and interest due on June 30, 2000. The MIOA Settlement Agreement also provided for satisfaction of the MIOA Note as follows: (1) in the event the Company receives additional capitalization of (i) a minimum amount of $300,000 and a maximum amount of $1.5 million, MIOA is entitled to receive the first $300,000, (ii) in the event the additional capitalization exceeds $1.5 million, MIOA will be entitled to receive the first $500,000 of additional capitalization in excess of $1.5 million, and (iii) in the event additional capitalization exceeds $3 million, MIOA shall be entitled to receive 50% of the excess; (2) MIOA is entitled to 15% and 20% of the net cash flow of the Company in excess of operating expenses and settlement payments on a consolidated basis in calendar years 1997 and 1998, respectively; and (3) in the event the Company should sell or spin-off either of Westmark Mortgage or Green World, MIOA is entitled to 50% of the cash proceeds received by the Company resulting from the sale or spin-off (the Company received no cash proceeds in connection with the sale, described elsewhere in this Form 10-KSB, of its Green World subsidiary).

         In addition, the MIOA Settlement Agreement provides that: (1) MIOA is entitled to demand registration rights for its shares of common stock; (2) after repayment of the MIOA Note, MIOA shall repurchase the shares of MIOA preferred and common stock owned by WGHI, and WGHI shall repurchase the shares of WGHI preferred and common stock owned by MIOA (the purchase price for the preferred shares shall be the stated value and the purchase price for the common shares shall be the closing bid price on the day prior to the repurchase); and (3) MIOA and the Company release each other from any and all claims arising out of or related to the Stock Purchase Agreement, ownership of each other's shares of common and preferred stock, and the parties' business relationship.

         MIOA presently owns 333,458 shares of the Company's Common Stock, and 200,000 shares of the Company's Series C Preferred Stock ($3.50 stated value). Westmark presently owns 200,000 shares of MIOA's series B convertible preferred stock. At December 31, 1997, the Company owed MIOA $ 1,783,464, plus accrued interest of $247,202, net of interest in the sum of $47,000 which represents interest forgiveness for the second quarter.

Michael Morrell and Linda Moore

         Michael Morrell and Linda Moore resigned as President and Vice President, respectively, and Mr. Morrell resigned as Chairman of the Board of Directors of the Corporation in November 1995. Mr. Morrell and Ms. Moore subsequently became officers, and in the case of Mr. Morrel, a director of MIOA. Subsequent to their resignations, Mr. Morrell and Ms. Moore entered into to termination agreements and consulting agreements with the Company. Various disputes arose in connection with the performance of those agreements. In January 1997, the parties entered into a settlement agreement which was amended in November 1997. Pursuant to the terms of the settlement agreement, as amended, the Company issued to Mr. Morrell 75,000 shares of the Company's common stock in November 1997 and 24,700 shares of the Company's common stock in December 1997 for unpaid salary, consulting fees, and expenses. Interest in the sum of $31,000 was to be satisfied by the partial assignment of a promissory note receivable or shares of common stock of Green World received by the Company in connection with the sale of Green World. Pursuant to the terms of the settlement, Mr. Morrell also received: (1) $13,800 for past due rental obligations under the lease for the Company's Delray Beach, Florida offices; (2) 27,562 shares of Company common stock for delinquent consulting fees and $7,500 per month under his consulting agreement with the Company beginning January 1997 through November 1998; (3) $5,400 for automobile lease expenses; and (4) $1,000 for miscellaneous expense reimbursement; and (5) a warrant to purchase 45,000 shares of the Company's stock which expired unexercised on January 28, 1998. Also pursuant to the settlement agreement, the Company paid Ms. Moore $5,000 and issued 33,100 shares of the Company's common stock in November 1997 for unpaid salary. Interest in the sum of $9,000 was to be satisfied by the partial assignment of a promissory note receivable or shares of Common Stock of Green World received by the Company in connection with the sale of Green World. Pursuant to the settlement agreement, Ms. Moore also received: (1) 11,200 shares of the Company's common stock for unpaid consulting fees; and (2) a warrant to purchase 24,067 shares of the Company's common stock which expired unexercised on January 26, 1998.

History

         The Company was incorporated in Colorado during 1986 under the name Eagle Venture Acquisitions, Inc. Until May 1990, the Company was not in the mortgage finance business. In May 1990, the Company changed its name to Network Real Estate of California, Inc. The Company then began providing a variety of real estate services through its wholly-owned subsidiary, Network Real Estate, Inc. ("Network Real Estate"). These services included real estate brokerage, mortgage banking services and insurance services. In July 1992, the Company changed its name to Network Financial Services, Inc. From May 1990 through August 1993, the Company conducted substantially all of its business operations through its subsidiary, Network Real Estate.

         In August 1993, the Company acquired Westmark Mortgage from Primark Corporation, an unaffiliated third party. Westmark Mortgage was engaged in essentially the same business as it is today, except that it purchased and originated primarily conforming mortgage loans and serviced some mortgage loans it originated. In August 1994, Freddie Mac approved sale of the Company's mortgage servicing portfolio. In September 1994, the Company sold its entire mortgage servicing portfolio to Crown Bank.

         Pursuant to an April 1994 agreement, effective December 31, 1993, the Company sold Network Real Estate to a former president of the Company.

         In April 1996, Westmark combined its California and Florida operations centers into one facility in Delray Beach, Florida, in order to increase efficiency and lower overhead expenses. The Company continues to maintain satellite offices in the following locations: Anaheim Hills, California; Downers Grove, Illinois; and Baton Rouge, Louisiana.

ITEM 2.  PROPERTIES

         The Company maintains its executive and production offices at 355 N.E. Fifth Avenue, Suite #4, Delray Beach, Florida 33483. This total space consists of 6,466 square feet. In 1994 and 1995, respectively, the Company acquired from an unaffiliated third party ownership of Unit 7 (1,047 square feet) and Unit 5 (1,466 square feet) for a combined purchase price of $160,000. In 1997, Westmark Mortgage purchased Unit 2 (954 square feet) and Unit 4 (2,080 square feet) from a consultant, former officer and director of the Company, Michael Morrell, for a purchase price of $275,000.

         The Company leases additional office space at the same complex above comprised of Unit 1 (919 square feet). The Company also leases space for its satellite offices in Anaheim Hills, California (1,500 square feet), Downers Grove, Illinois (1,047 square feet) and Baton Rouge, Louisiana (1,200 square feet). The total lease expense is approximately $6,800 per month which is considered market.

         Pursuant to an Agreement dated July 10, 1996 (the "Original Acquisition Agreement") WGHI acquired various parcels of real property located in Palm Beach County, Florida ("Parcel A") from PBF Land Co. in exchange for all of the common stock and ownership of Network Capital Group, a WGHI subsidiary. Parcel A had an appraised value of approximately $1,298,000. Pursuant to the same Agreement, WGHI agreed to acquire other parcels of land ("Parcel B") through the issuance into escrow of 1,000,00 shares of Series D Preferred Stock with the stated value of $5,000,000. The Preferred Stock was convertible under certain conditions relating to, among other things, the sale of all or a portion of Parcel B at certain minimum prices. Subsequent to the date of the Original Acquisition Agreement, the former owner of Parcel A and Parcel B, Whitehall Financial Services ("Whitehall") asserted that it was a third party beneficiary of such Agreement. Pursuant to settlement agreements and mutual releases with PBF Land Co. and Whitehall dated November 7, 1996 (the "PBF Settlement Agreement" and the "Whitehall Settlement Agreement"), 500,000 of the Series D Preferred Shares previously issued in the name of PBF Land Co. were to be cancelled and reissued in the name of Whitehall. Of such shares, 400,000 were to be escrowed and released only upon the occurrence of certain conditions relating to the sale of the real property contained in Parcel B and/or certain other conditions. WGHI continued to be obligated to purchase Parcel B subject to the receipt and approval of an opinion letter of title and real property appraisal. The Company contends that it has not received nor approved either an opinion letter of title or written appraisal. On December 14, 1997, WGHI and PBF Land Co. executed a letter agreement pursuant to which the Company renounced any right in Parcel B in satisfaction of its obligations to PBF Land Co. in the Original Acquisition Agreement and the PBF Settlement Agreement of November 7, 1996. The Company retained ownership of Parcel A and has taken a $590,000 write down in value for the year ending December 31, 1997, with respect to such property. In December 1997, Whitehall filed a Notice of Interest with Palm Beach County regarding both Parcels A and B. Whitehall contends that no adequate consideration was received by Whitehall from PBF Land Co. when Parcels A and B were originally conveyed by Whitehall to PBF Land Co. Whitehall also contends that it is entitled to some portion of the Series D Preferred Stock to be issued to Whitehall to compensate Whitehall for the conveyance of Parcel A to Westmark. The Company contends that pursuant to the Original Acquisition Agreement, Parcel A was acquired solely in exchange for the Company's interest in Network Capital Group, and that Whitehall was entitled to receive Series D Preferred Shares only upon acquisition of Parcel B. The Company contends that it is not required to issue any Series D Preferred Shares of stock to Whitehall because the Company never received title to Parcel B nor an opinion letter of title or written appraisal as provided for in the Original Acquisition Agreement and the PBF and Whitehall Settlement Agreements.



ITEM 3.  LEGAL PROCEEDINGS

         The Company is a plaintiff in NETWORK FINANCIAL SERVICES, INC. V. MCCURDY RAICHE, RYALS, NASH & MOSS LAND COMPANY, filed March 1993 in Monterey

County, California Superior Court. The plaintiff alleges fraud, negligent misrepresentation, breach of fiduciary duty, negligence, quiet title, RICO violations and conversion. Defendant McCurdy initiated a Cross-Complaint naming, among others, the Company as a cross defendant. The Cross-Complaint seeks damages for breach of a stock option agreement, breach of contract, and declaratory relief. The Company has finalized a settlement with defendants Raiche and Ryals. The Cross-Complaint is subject in April 1998 to mandatory dismissal for lack of prosecution because the Cross-Complainant will not have filed any pleadings or taken any other action in the case for over 5 years. The Company does not anticipate any liability with regard to this matter.

         The Company is a defendant in KNIGHT V. LOMAS MORTGAGE U.S.A., ETC., ET AL. originally filed in federal court on August 27, 1995 and now pending in Orange County, California Superior Court Case No. 771006. The complaint is based upon a contention by the Plaintiffs that Lomas Mortgage U.S.A. as the servicing agent wrongfully impaired the credit rating of Plaintiffs and breached the written agreement between the parties. A preliminary determination indicated that the basis for the dispute is between Lomas U.S.A. and the Plaintiffs, but the Company has been named as a party defendant based on the original contractual relationship between the Plaintiffs and Westmark. Settlement negotiations are pending and a trial date has been set for May 4, 1998. The Plaintiffs have not specified the amount of the damages claim. The Company believes the risk of loss on the plaintiffs' tort theories, including punitive damages claims, is remote because Plaintiff has been unable to establish that the Company had knowledge of, participated in, or otherwise consented to or ratified the alleged misconduct of its servicing agent Lomas. The Plaintiffs contend under a contract theory that the Company is responsible for Lomas' failure to account for payments made, resulting in unspecified damage to Plaintiffs' credit.

         Westmark has alleged: (1) that Plaintiff failed to mitigate their damage by timely seeking to refinance their mortgage; and (2) the damage to Plaintiff's credit was not proximately caused by defendants' purported conduct, but rather by Plaintiff's repeated failure to timely deliver payments due.

         The principal amount of the loan at issue is $180,000.00. The loan has been sold on the secondary market and no longer belongs to Westmark. The loan is presently current. The Plaintiff has recently been able to clear their credit and is in the process of refinancing their existing loan. An itemized settlement demand has been requested from the Plaintiff, and depositions are scheduled for late March, 1998.

         The Company is a defendant in Amber Capital Corporation, Universal Solutions, INC., Pyramid Holdings, Inc. and Affiliated Services, Inc. (the "Claimants") V. WESTMARK GROUP HOLDINGS, INC., American Arbitration Case #33-199-00127-97-DO. On June 10, 1997, the Claimants filed a Demand for Arbitration seeking "compensatory damages in an undetermined amount and rescission of stock purchases and return of funds". The case is set for hearing in April 1998. The Complaint is based on the alleged failure of Westmark to register certain shares issued to the Claimants, and damages allegedly suffered by the Claimants as a result thereof. The Company is still in the process of preparing for arbitration and is unable to determine the probable outcome of the suit.

         The Company is a defendant in CORESTATES BANK, N.A. VS. WESTMARK MORTGAGE CORPORATION, filed in the Circuit Court in Broward County, Florida on June 20, 1997. The Plaintiff alleges breach of contract with respect to brokering a sale of the Company's loan servicing rights in 1994 resulting in a claim in the sum of $72,974, exclusive of interests and costs. The company has entered into a settlement agreement including a protracted payment plan and the current balance as of December 31, 1997 is $43,949, and a stipulation for entry of final judgment against the Company if the Company defaults on the settlement agreement

         The Company is a defendant/appellee in CONWAY vs. DANNA ET AL filed in Santa Clara County Superior Court No. CV 737589. The initial Complaint was filed in January, 1994, and was amended in January, 1997. The Complaint alleges damages for fraud, breach of written contract, breach of implied covenant of good faith dealing, common count, and breach of California securities statutes against Network Financial Services, Inc. (a.k.a. Westmark) and others. The Court ordered this action dismissed upon motion of defendants. Three of the original plaintiffs have filed an appeal of the trial court order, which appeal is pending. Although the outcome of litigation cannot be predicted with any degree of certainty, the Company considers the risk of loss in this matter to be remote, and, consequently, does not anticipate any liability with regard to this matter.

         The Company is a defendant in FAIRBANKS VS. WESTMARK MORTGAGE CORPORATION, ET AL. filed on June 20, 1997 in Orange County, California Superior Court Case #780765. Plaintiff is seeking specific performance, quiet title, declaratory relief and injunctive relief with respect to the foreclosure of a mortgage wherein Westmark Mortgage Corporation was the original mortgagee. The Company does not anticipate any liability with regard to this matter.

         The Company is a defendant in HOMESIDE VS. WESTMARK filed on December 15, 1997, in Palm Beach County, Florida, Case #CL97-11164-AE. Plaintiff contends that Westmark Mortgage is obligated to repurchase three loans previously sold to Homeside Lending, Inc. due to various borrower deficiencies. Negotiations are pending between the parties and the extent of the Company's liability, if any, cannot be ascertained in the absence of additional discovery and an evaluation of the market value of the subject properties.

         The Company is a defendant in ECS INTERNATIONAL, INC. VS. WESTMARK GROUP HOLDINGS, INC. filed in United States District Court, Eastern District of California on March 5, 1998, Case # CIV. S-89-0386 LKK PAN. The Plaintiff contends Westmark is obligated to convert and/or redeem 35,000 shares of Series D preferred stock of the Company. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934; refusal to convert shares of preferred stock to common stock; breach of contract; fraud; conversion; breach of fiduciary duty; and breach of the covenant of good faith and fair dealing. The Plaintiff is seeking compensatory damages of $175,000.00 plus prejudgment interest thereon from September 5, 1996 A Pre-Trial Conference has been set for June 15, 1998. The Company intends to defend the matter vigorously.

         IN RE CHURCHILL TECHNOLOGY, INC. is a Chapter 11 reorganization filed on November 27, 1996 in U.S. Bankruptcy Court, Western District of New York. The Debtor is the landlord of an office condominium occupied by the Company. The Debtor agreed to release the Company from a 1995 contract requiring the Company to purchase the condominium unit for $150,000 in return for the Company agreeing to lease payments payable from May 1998 through December 1998, totaling $24,506.56. The agreement between the Company and the Debtor is awaiting Bankruptcy Court approval. The Company believes that approval is likely. If the Bankruptcy Court fails to approve the agreement, the Company's potential liability would be specific performance of the contract to purchase the Condominium which the Company believes is now worth only $85,000.

         The Company is a defendant in HOWARD RICE VS. WESTMARK MORTGAGE CORPORATION, ET AL., a proceeding in aid of execution on a stipulated judgment for unpaid legal fees of $164,391, filed on September 5, 1997, in Palm Beach County. The Company has made payments which have reduced the total indebtedness to $124,391. The Company is engaged in settlement negotiations which the Company believes will reduce the remaining amount sought by Plaintiff.

         See also discussion of whitehall Financial Services in Item 2 of this Form 10-KSB.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been traded since June 1992 on the NASDAQ Small Cap Stock Market. The Common Stock trades under the symbol "WGHI". Prior to June 1992, there was no public market for the Common Stock. The following table sets forth the range of high and low closing sale prices for the Common Stock as reported on the NASDAQ Small Cap Stock Market during each of the quarters presented. The quotations set forth below, which have been adjusted to give effect to a 1-for-5 reverse stock split effected in August 1997, are inter-dealer quotations, without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                            COMMON STOCK

QUARTERLY PERIOD ENDED             HIGH                       LOW

March 31, 1997                     $ 8.440                    $ 2.815

June 30, 1997                      $ 5.315                    $ 2.345

September 30, 1997                 $ 4.845                    $ 2.655

December 31, 1997                  $ 3.375                    $ 1.813

         As of March 1, 1997, there were approximately 670 holders of record of the Company's Common Stock. This number does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

         The Company has never declared or paid any cash dividends. The Company currently intends to retain any future earnings to finance the growth and development of its business and future operations, and therefore does not anticipate paying any cash dividends in the foreseeable future.


ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

         This Annual Report on Form 10-KSB contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

         The following discussion of the Company's results of operations and financial condition should be read in conjunction with the Company's Financial Statements listed in Item 7 and the Notes thereto appearing elsewhere in this Form 10-KSB.

General

         Westmark Mortgage, the Company's wholly-owned subsidiary, is a mortgage banking company engaged in the business of funding, purchasing and selling mortgage loans secured primarily by one-to-four family residences. The Company primarily generates income from (i) gains recognized from premiums on loans sold through whole loan sales to institutional purchasers, (ii) investment income earned on loans held for sale, and (iii) origination fees and related revenue received as part of loan closings. Gain on sale of loans, which represents the sales price in excess of loan acquisition and related costs from whole loan sales, constituted 65% and 81% of total revenues in 1996 and 1997, respectively. Investment income earned on loans held for sale constituted 20% and 10% of total revenues in 1996 and 1997, respectively. Loan origination fees and related revenue represented 12% and 8% of total revenues in 1996 and 1997, respectively.

         The Company currently has purchase agreements with Household Financial Services, The Money Store, Green Tree Mortgage Services, Master Financial, Inc., MCA Mortgage Corporation, and various non-conforming mortgage conduits pursuant to which the Company sells loans. The Company sells all of the loans it funds, generally within 30 days of origination. These agreements are for specific terms or are open ended, and require the loans to satisfy the underwriting criteria described therein. During 1996 and 1997, the Company sold loans totaling $89.5 million and $124 million, respectively. The Company does not service any of the loans it originates, except for occassional collection of the initial mortgage payment, and sells all loans primarily in whole loan sales. The gain on sale of loans was $1,881,068 and $6,735,709 in 1996 and 1997, respectively.

         Loans held for sale were comprised of 10% "A" (conforming) loans and 90% "B/C" (non-conforming) loans at December 31, 1996 and 2% "A" loans and 98% "B/C" loans at December 31, 1997. When the Company commits to fund loans, the parties agree upon an interest rate. Until the Company obtains a commitment to sell the loan to an investor, the Company is subject to interest-rate fluctuations. Typically, the Company obtains commitments for the sale of "A" loans to investors concurrently with making a loan commitment to the borrower. Interest rate commitments are not typically made to "B/C" borrowers before the loan funds.

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

Underwriting

         All home equity loans are underwritten to the Company's mortgage underwriting guidelines. The underwriting process is intended to assess both the prospective borrower's ability to repay the loan and the adequacy of the real property security as collateral for the loan. In the origination process, typically, the loan application is taken by the approved broker/correspondent and the basic application (FNMA Form 1003) and the credit report ordered by the originating office. The 1003 and credit report are forwarded via Toll Free fax to the Delray Beach office. Westmark underwriters grade the credit report and determine acceptability within program guidelines and a preliminary approval/pre-qualification is faxed back to the originator. Approvals are generally generated within a 24 hour period and closing occurs within days. Account executives rely on pagers, fax machines, cellular phones and overnight delivery to be in contact with corporate headquarters at all times. The underwriting standards involve the following: (i) the borrower's ability to repay is analyzed by verifying qualifying income via traditional methods, i.e., self-employed borrowers are asked to supply copies of Federal Income Tax Returns and waged borrowers supply copies of W-2 forms and paystubs, in instances where "stated income" is used, lower loan to value ratios are offered, and verification of the source of the income is obtained (copies of business license, phone verification of employment and/or bank statements), (ii) loan to value ratios are adjusted to reflect the condition of the borrower's recent credit history. The greater and more recent the derogatory items are, the more equity the borrower is required to maintain in the property; (iii) the property being offered as security for the loan is appraised by a state licensed appraiser. The appraisal report is carefully reviewed by Westmark's staff underwriter to ensure that the loan is sufficiently secured. If there is a question about the quality of the appraisal, a review from another appraiser is obtained. Larger loan sizes require two full independent appraisal reports; (iv) on purchase transactions, the borrower's cash down payment is verified as to amount and source to ensure that they have legitimate equity in the property and on refinances, the length of time of ownership is verified, using FNMA guidelines in this area; and (v) on a case-by-case basis, after review and approval by the Company's underwriters, home equity loans may be made which vary from the underwriting guidelines and any variations must be approved by a senior underwriter or by an executive officer of the Company. In summary, Westmark carefully analyzes each borrower's income, credit and equity. The loan to value ratio reflects the risk associated with each borrower's situation. These steps are taken to ensure each loan's quality and performance.

         See Notes to Consolidated Financial Statements of the Company (included in Item 7) for further discussion of accounting policies and other significant items.

Results of Operations

         Fiscal 1997 Compared to Fiscal 1996

         Total revenues increased 187% to $8,342,506 in 1997 from $2,903,921 in 1996. This increase was primarily due to the growth in acquisitions of non-conforming mortgages.

         Gain on sale of loans, all of which was derived from premiums on whole loan sales, increased 258% to $6,735,709 in 1997 from $1,881,068 in 1996. This increase was due as a result of management's decision to acquire and sell non-conforming loans. Management intends to continue to originate and sell non-conforming loans as part of its overall strategy. The volume of non-conforming loans acquired during 1997 was approximately $128 compared to $41 million in 1996 and $24 million in 1995. Due to the Company's strategy of selling loans prior to the first payment, management believes that there is no greater substantive risk in original non-conforming loans than "A" loans.

         Loan origination fees increased 88% to $667,029 in 1997 from $355,25 in 1996. This increase is primarily due to acquiring more non-conforming loans. Traditionally, conforming "A" and non-conforming loans, at the wholesale level, do not contain loan origination fees. Management has adjusted the loan origination pricing structure to provide for an increase in per loan origination fees on non-conforming product. Initially, this change could reduce the cash requirements at the time of loan funding, thereby possibly reducing gain on sale of these loans; however, management's goal is to increase the volume of loans, creating larger pools of loans to sell to investors, which should allow the Company to maintain its current premium rate on ultimate gain on sale of loans.

         Investment income, comprised primarily of interest earned on loans held for sale, increased 38% to $809,975 in 1997 from $584,399 in 1996. This increase is due primarily to more loan sales in 1997 as compared with 1996.

         Total expenses increased 32% to $9,032,329 in 1997 from $6,829,131 in 1996. This increase is primarily due to (i) an increase in general and administrative expenses and (ii) non-recurring expenses incurred in 1997 financial transactions.

         Direct loan fee expenses increased 141% to $1,041,631 in 1997 and $432,425 in 1996, due primarily to the increase in loan volume offset by reductions in loan processing fees charged by the Company's warehouse lenders in 1997.

         Interest expense decreased 10% to $1,053,671 in 1997 from $1,172,852 in 1996, due primarily to the increased volume of whole loan sales offset by the reduced borrowing cost associated with the Company's Warehouse Facilities.

         General and administrative expense increased 30% to $5,109,177 from $3,930,199 in 1996, due primarily to increased personnel costs as a result of increased loan volume.

         Depreciation and amortization expenses increased to $160,497 in 1997 from $140,337 in 1996, primarily due increased technological costs relating to the purchase of computer hardware and software equipment.

         Net loss decreased to $1,468,070 in 1997 from a net loss of $3,800,995 in 1996, resulting in a net loss per share of $1.06 in 1997 as compared with a net loss per share of $5.36 in 1996.

Liquidity and Capital Resources

         During 1997 and 1996, the Company experienced, and continues to experience, certain significant cash flow problems and has, from time to time, experienced difficulties meeting its obligations as they become due. In addition, the Company has negotiated several settlement agreements with its creditors to settle its outstanding obligations through the issuance of stock. As reflected in the consolidated financial statements, the Company has incurred net losses of $1,468,070 in 1997 and $3,800,995 in 1996, and as of December 31, 1997, the Company's consolidated financial position reflects a working capital deficiency of $3,095,874. Furthermore, the Company was not in compliance with certain covenants relating to minimum net worth and minimum current ratio requirements under its warehouse lines of credit. Subsequent to the year end, the Company received a waiver of these covenants.

         In March 1998, the Company reached a preliminary understanding for a $20,000,000 revolving warehouse line of credit with First Union National Bank. The term will be one year, renewable subject to the Company's common stock price attaining a certain minimum, or the Company obtaining minimum net income. This will result in a savings to the Company through a reduction in interest rates charged between this new warehouse line and the current warehouse lines. Additionally, the Company will issue to First Union National Bank 240,000 warrants to purchase Company common shares at $2.50 per share.

         In an agreement dated July 31, 1997 (as amended September 15, 1997) between MCA Financial Corp (MCA), Westmark Mortgage Corporation (WMC) and Westmark Group Holdings, Inc. (WGHI) (the "Original Agreement"), WMC agreed to sell eligible nonconforming mortgage loans to MCA in a total amount of $16,667,000 and MCA agreed to purchase $500,000 of the Company's Series G Convertible Preferred Stock with a stated value equal to the cash investment, convertible into 5% of the Company's outstanding common stock as of January 31, 1998. The Original Agreement has expired under its own terms. But pursuant to an oral modification to the Original Agreement, WGHI is issuing 48,624 shares (the "MCA Common Stock") of its common stock to MCA for $193,856.27, already paid by MCA. The MCA Common Stock will be immediately convertible into 38,771 shares of Class G Convertible Preferred Stock. In March 1998, MCA and the Company agreed that upon completion of the sale by WMC to MCA of the entire $16,667,000 principal of eligible non-conforming loans provided for in the Original Agreement, MCA will invest an additional $306,143.73 (the "Additional Investment") in WGHI. In return MCA will receive (i) 61,229 shares of Class G Convertible Preferred Stock convertible into WGHI's common stock on a 1 for 1.23 basis, and (ii) warrants to purchase 65,251 shares of WGHI common stock (the "MCA Warrants"). The MCA Warrants shall be exercisable at $3.25 per share and shall expire thirty (30) months after their date of issuance.

         The Company is currently conducting discussions with several creditors concerning converting up to approximately $300,000 of debt into share of the Company's common or preferred stock.

         In February 1998, certain executives of the Company agreed to purchase 400,000 shares of common stock at $2.125 per share. The purchase will be evidenced by promissory notes to the Company with full recourse to the maker. The Company expects to collect approximately $400,000 with respect to those promissory notes through June 30, 1998.

Certain Factors That May Affect Future Results

General

         The Company's business may be adversely affected by periods of economic slowdown or recession which may be accompanied by decreased demand for consumer credit and declining real estate values. Any material decline in real estate values reduces the ability of borrowers to use home equity to support borrowings and increases the loan-to-value ratios of loans previously made by the Company, thereby weakening collateral coverage and increasing the possibility of a loss in the event of default. Further, delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. Because of the Company's focus on borrowers who are unable or unwilling to obtain mortgage financing from conventional mortgage sources, the actual rates of delinquencies, foreclosures and losses on such loans could be higher under adverse economic conditions than those currently experienced in the mortgage lending industry in general. Any sustained period of such increased delinquencies, foreclosures or losses could adversely affect the pricing of the Company's loan sales. While the Company believes the underwriting criteria and collection methods it employs enable it to mitigate the higher risks inherent in loans made to these borrowers, no assurance can be given that such criteria or methods will afford adequate protection against such risks.

         The success of Company's business is predicated upon the use of its services in connection with the purchase or refinancing of residential real estate. The mortgage origination market and real estate market are often adversely effected, usually on a short-term basis, by unusual climatic events in any single geographic area such as hurricanes, earthquakes and tornadoes. The happening of such events or recurrence of such events in a particular area may increase the rates for mortgage and homeowners insurance causing a decline in the number of home purchasers and mortgage borrowers. Since 1994, the Company has undertaken a geographic expansion to avoid concentration in any single geographic location.

Effect of Fluctuating Interest Rates

         Fluctuations in interest rates and increases and decreases of the prime rate may directly impact the mortgage market and the ability of the Company to attract "A" or non-conforming or other classes of mortgage loans. If interest rates should rise, the number of applications for new mortgages may fall. Management believes that the non-conforming mortgage market is not as particularly interest-rate sensitive as is the "A" mortgage market. The "A" mortgage market is primarily composed of borrowers who are interest-rate-driven. "A" mortgage borrowers refinance current mortgages for ones with lower interest rates and terms. As interest rates increase, such refinancing diminishes purchase activities and the number of loan applications in that "A" market decreases. The non-conforming market, on the other hand, is primarily composed of borrowers who are payment-driven with the mortgage loan used as a means of access to equity. The common goal of the non-conforming borrower is to leverage available equity for immediate use, and despite increases in interest rates, the non-conforming borrower focuses primarily on the monthly payment. Thus, the decrease in loan applications in the non-conforming market which may occur when interest rates increase, is typically not as significant as in the "A" mortgage market. However, there can be no assurances that interest rates will not rise and negatively impact the Company's financial position by causing fewer non-conforming mortgages to be processed by the Company.

Risks of non-conforming Mortgage Market as Compared with "A" Mortgage Market

         The Company has changed its mortgage banking strategy to focus on the non-conforming mortgage market, a nationally growing segment of the mortgage industry. The non-conforming mortgage market serves borrowers whose credit history or amount of debt increases the risk associated with mortgage loans and puts such loans outside the guidelines established by Fannie Mae and Freddie Mac. Thus, the non-conforming mortgage loans cannot be resold to those institutions and the Company must locate buyers outside that established market. The Company's strategy in reducing its risk associated with funding non-conforming loans is to obtain commitments from outside investors for the resale to them of such non-conforming loan mortgages before the Company funds such mortgages. The non-conforming mortgage loan is particularly dependent on the accuracy of the appraisal of the underlying property because of the higher risk of lack of repayment and the consequent mortgage originator's increased reliance on such underlying mortgage assets. In addition, because of the inherent risks, the non-conforming loan originator charges greater loan origination fees and mortgage rates generating a higher yield than those of the "A" mortgage market. Consequently, the profit margins that can be realized by the Company on the resale of such non-conforming loans is greater than those realizable from the "A" loan mortgage market. There is no assurance that the Company will be able to continue to achieve a higher profit margin from the resale of its loans or will be able to continue to locate buyers for such non-conforming loan packages. Occasionally, as part of such resale of the mortgages, the Company issues certain representations to repurchase defective loans, but only as to defective loans arising from an incidence of first payment fraud. While there can be no assurance that the Company will not be required to repurchase a significant amount of such loans, this has not traditionally been a serious consideration for the Company. In fiscal 1995, the Company paid a total of $480,000 for repurchased defective loans, or .3038% of its total loan originations, which amount related to loans originated prior to the purchase of Westmark Mortgage by the Company. As of December 31, 1997 the portfolio of loans Household Financial Services, Inc. purchased from Westmark totaled approximately $66 million. The portfolio had a delinquency rate of less than 2%, an amount well within its established guideline.

Contingent Risks of Loan Sales

         Although the Company sells substantially all loans which it originates and purchases on a nonrecourse basis, the Company retains some degree of risk on substantially all loans sold. During the period of time that loans are held pending sale, the Company is subject to the various business risks associated with the lending business including the risk of borrower default, the risk of foreclosure and the risk that a rapid increase in interest rates would result in a decline in the value of loans to potential purchasers.

         In the ordinary course of its business, the Company is subject to claims made against it by borrowers and private investors arising from, among other things, losses that are claimed to have been incurred as a result of alleged breaches of fiduciary obligations, misrepresentations, errors and omissions of employees, officers and agents of the Company (including its appraisers), incomplete documentation and failures by the Company to comply with various laws and regulations applicable to its business. The Company believes that liability with respect to any currently asserted claims or legal actions is not likely to be material to the Company's consolidated results of operation or financial condition; however, any claims asserted in the future may result in legal expenses or liabilities which could have a material adverse effect on the Company's results of operations and financial condition.

         Likewise with the repurchase scenario discussed above, the Company at any one time is potentially subject to past portfolio liabilities, particularly from the conforming business. Periodically, the Company will receive demands for repurchase from various investors. Though the Company has been successful in having individual requests rescinded or cured, there can be no assurance that individual defects will be cured. Management does not feel that this risk could seriously impair the Company's ability to operate.


Dependence Upon Key Personnel

         The Company's success depends upon the availability and performance of its senior management, particularly Mark Schaftlein, Payton Story, III and Irving Bowen. The loss of any one of their services could have a material adverse affect on the Company. Although the Company has entered into employment agreements with Messrs. Schaftlein, Bowen and Story, any one or all of them could nonetheless leave the Company's employ.

Dependence Upon Warehouse Financing

The Company relies upon access to warehouse credit facilities in order to fund originations of new mortgage loans and purchases of existing mortgage loans. The Company has the following four warehouse lines of credit: a $10 million warehouse line of credit with Princap Mortgage, Inc.; a $7 million Warehouse line of credit with The Money Store; a $7 million warehouse line of credit with Household Bank, F.S.B.; and a $2 million warehouse line of credit with Mortgage Corporation of America. In addition, the Company has reached a preliminary agreement with First Union National Bank providing for a $20,000,000 revolving line (although no assurance can be given that a final agreement will be reached).

These warehouse lines of credit are secured by the mortgage loans they are used to fund and purchase. The Company believes that it will be able to renew its existing warehouse lines of credit or replace them with other facilities as they expire, but has no assurance that it will be able to continue to obtain such financing on favorable terms, if at all. If the Company is unable to maintain or improve the capacity and terms of its warehouse lines of credit, the Company may have to curtail loan origination and purchasing activities, which could have a material adverse effect on the companies results of operations and financial condition.

Ability to Maintain Nasdaq Listing and Public Market

         No Assurance of Continued Market for Securities; "Penny Stock" Regulations. Although the Company's Common Stock is listed on the Nasdaq Small Cap Market, there can be no assurance that a public trading market for the securities will be sustained. Continued inclusion on Nasdaq requires the Company to maintain certain criteria such as, among others, market value, public float, capital and surplus. If for any reason the Company fails to maintain sufficient qualifications for continued listing on the Nasdaq National Market, purchasers of the securities may have difficulty in selling their securities should they desire to do so because certain restrictions (the "penny stock" rules) may be placed upon the sale of securities, unless the securities qualify for an exemption from the "penny stock" rules. The Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price of less than $5 per share or an exercise price of less than $5 per share, subject to certain exceptions. Since the Common Stock is quoted on Nasdaq, it is exempt from the definition of "penny stock." If it is later removed from listing by Nasdaq and traded at a price below $5 per share, the securities may become subject to the "penny stock" rules that impose burdensome sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors. The "penny stock" rules may restrict the ability or desirability of broker-dealers to sell the Company's Common Stock. Some brokerage firms will not effect transactions in the securities if they trade below $5 per share and it is unlikely that any bank or financial institution will accept the securities as collateral, which could have an adverse effect in developing or sustaining any market for the securities and may affect the ability of purchasers in this Offering to sell the Common Stock in the secondary market.

         Notice of Delisting. On February 26, 1998, Nasdaq notified the company that it is not in compliance with Nasdaq's new listing requirements and that the Company's securities are scheduled for delisting at the close of business on March 16, 1998. On March 11, 1998, the Company sent a written request to Nasdaq for a hearing to apply for a temporary exception to the new listing requirements. Nasdaq has notified the Company that the Nasdaq Listing Qualifications Panel (the "Panel") will consider the Company's request for a temporary exception during the week of April 13, 1998. Nasdaq has also informed the Company that delisting of the Company's common stock will be stayed pending the Panel's final written determination. The Company believes, but has no assurance, that its application for a temporary exception to the new listing requirements will be successful, and that such exception will be for a period of time sufficient to allow the Company to meet the new listing requirements. If the Company loses its Nasdaq listing, trading in the securities would be conducted in the over-the-counter market known as the NASD OTC Electronic Bulletin Board, whereupon trading in the Company's securities will be subject to the "penny stock" regulations. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's Common Stock if it were to lose its Nasdaq listing.

Limitation on Liability of Directors and Officers.

         The Certificate of Incorporation of the Company provides that the Company will indemnify any director, officer, employee or agent of the Company with respect to actions, suits or proceedings relating to the Company. Such indemnification will cover expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if the director, officer, employee or agent of the Company is a party, or threatened to be made a party to any action, suit or proceeding by reason of the fact that such person served or serves as a director, officer, employee or agent of the Company, or served or serves, at the Company's request, as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise.

ITEM 7   FINANCIAL STATEMENTS

         Information with respect to this item is set forth in the "Index" to Consolidate Financial Statements on Page F-1 through F-25.

                  WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


                                TABLE OF CONTENTS
                                -----------------

                                                                  PAGE
                                                                  ----



REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS             F-2 - F-3


CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheet                                                   F-4

   Statements of Operations                                        F-5

   Statements of Stockholders' Equity                           F-6 - F-7

   Statements of Cash Flows                                        F-8

   Notes to Consolidated Financial Statements                   F-9 -F-25

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Westmark Group Holdings, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of Westmark Group Holdings, Inc. and Subsidiary as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Westmark Group Holdings , Inc. and Subsidiary for the year ended December 31, 1996, were audited by other auditors whose report dated March 11, 1997, included an explanatory paragraph that described an uncertainty regarding the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westmark Group Holdings, Inc. and Subsidiary as of December 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

As more fully described in Note 2, the Company is subject to certain liquidity considerations and other matters, including repeated operating losses, working capital deficiency, and insufficient equity for certain contractual commitments. The Company's plans with respect to these matters are also described in Note 2.


                                            RACHLIN COHEN & HOLTZ


Fort Lauderdale, Florida
March 24, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We have audited the accompanying statements of operations, stockholder's equity and cash flows ("the financial statements") of Westmark Group Holdings, Inc. and subsidiary for the year ended December 31, 1996. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the results of operations of Westmark Group Holdings, Inc. and the changes in its stockholders' equity and cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.



                                                  COMISKEY & COMPANY
                                            PROFESSIONAL CORPORATION


Denver, Colorado
March 11, 1997

                  WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1997


                                     ASSETS

Current Assets:
    Cash and cash equivalents                       $   100,010
    Mortgage loans held for sale                      7,788,374
                                                    -----------
         Total current assets                         7,888,384

Property and Equipment                                  644,563

Investments in Preferred Stock                        2,876,528

Investments in Real Estate                              500,000

Cost in Excess of Net Assets Acquired                   631,132

Other Assets                                            280,000
                                                    -----------
                                                    $12,820,607
                                                    ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Current portion of long-term debt               $ 1,539,379
    Warehouse lines of credit                         7,733,492
    Settlements payable                                 733,979
    Accounts payable                                    485,621
    Accrued liabilities                                 359,287
    Dividends payable                                   132,500
                                                    -----------
      Total current liabilities                      10,984,258
                                                    -----------
Long-Term Debt                                        1,774,044
                                                    -----------

Commitments, Contingencies, Subsequent Events
  and Other Matters                                           -

Stockholders' Equity:
    Preferred stock $.001 par value; 10,000,000
      shares authorized; 250,005 shares issued
      and outstanding; stated at liquidation value      800,010

    Common stock, $0.005 par value; 15,000,000
      shares authorized; 2,389,655 shares issued
      and outstanding                                    11,948
 Additional paid-in capital                          27,496,031
 Deficit                                            (28,245,684)
                                                    -----------
   Total stockholders' equity                            62,305
                                                    -----------
                                                    $12,820,607
                                                    ===========


                 See Notes to Consolidated Financial Statements

                  WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      YEAR ENDED DECEMBER 31, 1997 AND 1996




                                                                                            1997            1996
Revenues:                                                                                   ----            ----
   Gain on sale of loans                                                               $  6,735,709     $ 1,881,068
   Loan origination fees                                                                    667,029         355,255
   Interest income                                                                          808,975         584,399
   Other income                                                                             130,793          83,199
                                                                                       ------------     -----------
                                                                                          8,342,506       2,903,921
                                                                                       ------------     -----------
Costs and Expenses
   Direct loan fees                                                                       1,041,631         432,425
   Interest expense (warehouse interest $783,697 in 1997 and $779,994 in 1996)            1,053,671       1,172,852
   General and administrative                                                             5,109,177       3,930,199
   Common stock issued for services                                                       1,667,353       1,153,318
   Depreciation                                                                              69,824          74,393
   Amortization                                                                              90,673          65,944
                                                                                       ------------     -----------
                                                                                          9,032,329       6,829,131
                                                                                       ------------     -----------
Losss from Operation                                                                       (689,823)     (3,925,210)
                                                                                       ------------     -----------
Other Income (Expense):
   Dividend income                                                                          140,000         140,000
   Provision for estimated impairment in value of investment in land                       (590,000)           -
   Extinguishment of debt                                                                    68,978            -
                                                                                       ------------     -----------

Loss from Continuing Operations before Income Taxes                                      (1,070,845)     (3,785,210)

Income Taxes                                                                                147,000           3,000
                                                                                       ------------     -----------
Loss from Continuing Operations                                                          (1,217,845)     (3,788,210)
                                                                                       ------------     -----------
Discontinued Operations:
   Loss on disposal of subsidiary,
      net of tax effect of $147,000 and $42,000                                            (250,225)        (71,156)
   Gain on disposal of subsidiary, net of tax effect of $39,000                                -             58,371
                                                                                       ------------     -----------
Loss of Discontinued Operations                                                            (250,225)        (12,785)
                                                                                       ------------     -----------
Net Loss                                                                               $ (1,468,070)    $(3,800,995)
                                                                                       ============     ===========

Loss Per Common Share:
   From continuing operations                                                          $      (0.89)    $     (5.34)
   Deom discontinued operations                                                               (0.17)          (0.02)
                                                                                       ------------     -----------
Net Loss                                                                               $      (1.06)    $     (5.36)
                                                                                       ============     ===========
Weighted Average Number of Common Share Outstanding                                       1,506,204         732,068
                                                                                       ============     ===========

                 See Notes to Consolidated Financial Statements

                  WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                        Preferred Stock          Common Stock             Additional
                                                                        ---------------          ------------              Paid-In
                                                                      Shares       Amount     Shares         Amount        Capital
                                                                      ------       ------     ------         ------        -------
Balance, December 31, 1995                                               -     $     -       2,632,772    $23,165,937  $  1,153,688

Retroactive restatement relating to 1 for 5 reverse stock split          -           -      (2,106,218)        -              -
                                                                      -------  ----------   ----------    -----------  ------------
Balance, December 31, 1995, as restated                                  -           -         526,554     23,165,937     1,153,688

Year Ended December 31, 1996:

    Repurchase and retirement of common shares                           -           -         (48,000)      (802,000)        -

    Issuance of common stock for services and debt
      conversions                                                        -           -         484,046      1,798,572         -

    Sale of common stock                                                 -           -           4,000         20,000         -

    Issuance of Non-Callable Series B Preferred Shares in exchange
      for cancellation of warrants                                    300,000     600,000         -             -          (600,000)

    Sale of Non-Callable Series C Preferred Shares                    200,000     700,000         -             -             -

    Sale of Non-Callable Series D Preferred Shares for
      subscription receivable                                          50,000     250,000         -             -             -

    Exchange of Non-Callable Series E Preferred Shares in
      connection with acquisition of Green World Technologies, Inc.   130,000   1,300,000         -             -             -

    Conversion Series A Preferred Shares to non-callable              100,000     400,000         -             -             -

    Cumulative preferred dividends payable                               -           -            -             -             -

    Warrants issued for compensation                                     -           -            -             -            70,000

    Reincorporation in Delaware and change
      from no par value common stock to par value common stock           -           -            -       (24,177,676)   24,177,676

    Net loss                                                             -           -            -             -               -
                                                                      -------  ----------   ----------    -----------  ------------
Balance, December 31, 1996                                            780,000  $3,250,000      966,600    $     4,833  $ 24,801,364
                                                                      -------  ----------   ----------    -----------  ------------

                                                                               Other
                                                                              Equity
                                                                             Reductions      Deficit         Total
                                                                             ----------      -------         -----
Balance, December 31, 1995                                                  $    -        $(22,728,421)    $1,591,204

Retroactive restatement relating to 1 for 5 reverse stock split                  -               -              -
                                                                            -----------    ------------     ----------
Balance, December 31, 1995, as restated                                          -         (22,728,421)     1,591,204

Year Ended December 31, 1996:

    Repurchase and retirement of common shares                                   -               -           (802,000)

    Issuance of common stock for services and debt
      conversions                                                              (950,254)         -            848,318

    Sale of common stock                                                         -               -             20,000

    Issuance of Non-Callable Series B Preferred Shares in exchange
      for cancellation of warrants                                               -               -               -

    Sale of Non-Callable Series C Preferred Shares                               -               -            700,000

    Sale of Non-Callable Series D Preferred Shares for
      subscription receivable                                                  (250,000)         -               -

    Exchange of Non-Callable Series E Preferred Shares in
      connection with acquisition of Green World Technologies, Inc.              -               -          1,300,000

    Conversion Series A Preferred Shares to non-callable                         -               -            400,000

    Cumulative preferred dividends payable                                       -            (126,000)      (126,000)

    Warrants issued for compensation                                             -               -             70,000

    Reincorporation in Delaware and change
      from no par value common stock to par value common stock                   -               -               -

    Net loss                                                                     -          (3,800,995)    (3,800,995)
                                                                            -----------   ------------    -----------
Balance, December 31, 1996                                                  $(1,200,254)  $(26,655,416)   $   200,527
                                                                            -----------   ------------    -----------

                 See Notes to Consolidated Financial Statements

                  WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                         Preferred Stock            Common Stock        Additional
                                                                         ---------------            ------------          Paid-In
                                                                       Shares       Amount        Shares      Amount      Capital
                                                                       ------       ------        ------      ------      -------
Balance, December 31, 1996                                            780,000   $3,250,000       966,600     $ 4,833    $24,801,364

Year Ended December 31, 1997:

    Conversion of Series A Preferred Shares including cumulative
      dividends to common stock                                      (100,000)    (400,000)      197,800         989        444,011

    Conversion of Series B Preferred Shares including cumulative
       dividends to common stock                                     (249,995)    (499,990)      345,264       1,726        564,803

    Conversion of Series D Preferred Shares to notes payable          (50,000)    (250,000)         -            -             -

    Retirement of Series E Preferred Shares and issuance of 37,500 shares of common stock pursuant to an exchange agreement
      regarding Green World Technologies, Inc.                       (130,000)  (1,300,000)       37,500         188         74,812

    Conversion of callable preferred stock into common stock             -            -           30,000         150         74,850

    Cumulative Preferred Dividends                                       -            -             -            -             -

    Issuance of common stock for services and debt conversions           -            -          680,822       3,404      1,192,993

    Sale of common stock                                                 -            -          131,669         658        343,198

    Amortization of unearned shares                                      -            -             -            -             -

    Net loss                                                             -            -             -            -             -
                                                                     --------   ----------     ---------     -------    -----------
Balance, December 31, 1997                                            250,005    $ 800,010     2,389,655     $11,948    $27,496,031
                                                                     ========   ==========     =========     =======    ===========

                                                                                  Other
                                                                                 Equity
                                                                                Reductions      Deficit         Total
                                                                                ----------      -------         -----
Balance, December 31, 1996                                                     $(1,200,254)  $(26,655,416)  $   200,527

Year Ended December 31, 1997:

    Conversion of Series A Preferred Shares including cumulative
      dividends to common stock                                                       -              -           45,000

    Conversion of Series B Preferred Shares including cumulative
       dividends to common stock                                                      -              -           66,539

    Conversion of Series D Preferred Shares to notes payable                          -              -         (250,000)

    Retirement of Series E Preferred Shares and issuance of 37,500 shares of common stock pursuant to an exchange agreement
      regarding Green World Technologies, Inc.                                        -              -       (1,225,000)

    Conversion of callable preferred stock into common stock                          -              -           75,000

    Cumulative Preferred Dividends                                                    -          (122,198)     (122,198)

    Issuance of common stock for services and debt conversions                        -              -        1,196,397

    Sale of common stock                                                              -              -          343,856

    Amortization of unearned shares                                              1,200,254           -        1,200,254

    Net loss                                                                         -         (1,468,070)   (1,468,070)
                                                                               -----------   ------------    ----------
Balance, December 31, 1997                                                     $     -       $(28,245,684)   $   62,305
                                                                               ===========   ============    ==========

                 See Notes to Consolidated Financial Statements

                  WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                                                       1997            1996
                                                                                       ----            ----
Cash Flows from Operating Activities:
    Net loss                                                                      $ (1,468,070)    $ (3,800,995)
    Adjustments to reconcile net loss to net cash
      provided (used) by operating activities:
         Depreciation                                                                   69,824          185,256
         Amortization                                                                   90,673             -
         Common stock issued for services                                            1,667,353        1,153,318
         Loss on disposal of assets                                                    397,225           71,856
         Gain on disposal of subsidiary                                                   -             (97,371)
         Changes in operating assets and liabilities:
           (Increase) decrease in:
              Accounts receivable                                                         -             365,717
              Other current assets                                                        -             (41,008)
              Mortgage loans held for sale                                          (2,793,181)      14,484,836
              Other assets                                                             148,453         (119,419)
           Increase (decrease) in:
              Accounts payable                                                      (1,159,792)        (131,292)
              Accrued expenses                                                        (272,262)        (177,129)
              Settlements payable                                                      326,419             -
              Warehouse lines of credit                                              2,985,471      (13,877,845)
                                                                                  ------------     ------------
                Net cash used by operating activities                                   (7,887)      (1,984,076)
                                                                                  ------------     ------------
Cash Flows from Investing Activities:
    Purchases of property and equipment                                               (115,015)         (13,752)
                                                                                  ------------     ------------
Cash Flows from Financing Activities:
    Repurchase of common stock                                                            -            (802,000)
    Proceeds from issuance of notes payable                                            152,238        1,661,988
    Payments on notes payable                                                         (291,715)         (75,543)
    Sale of stock for cash                                                             343,856          920,000
                                                                                  ------------     ------------
                Net cash provided by financing activities                              204,379        1,704,445
                                                                                  ------------     ------------

Net Increase (Decrease) in Cash and Cash Equivalents                                    81,477         (293,383)

Cash and Cash Equivalents, Beginning                                                    18,533          311,916
                                                                                  ------------     ------------
Cash and Cash Equivalents, Ending                                                 $    100,010     $     18,533
                                                                                  ============     ============

Supplemental Disclosures:
    Cash paid for interest                                                        $    986,284     $  1,158,779
                                                                                  ============     ============



Non-cash Financing Transactions:
    During 1997, the Company acquired a building from a related party in exchange for cash of $29,000 and mortgages of $306,000.

    During 1996, the Company traded land valued at approximately $2.0 million with associated liabilities of approximately $900,000 for land with a value of $1.0 million.

                 See Notes to Consolidated Financial Statements

                  WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Capitalization

             Westmark Group Holdings, Inc. ("the Company"), through a wholly-owned subsidiary, is engaged in the business of purchasing and selling residential mortgage loans. The Company deals primarily in non-conforming loans (generally those borrowers with below average and delinquent credit) with a small component of their loans in the conforming loan category (those borrowers with perfect or good credit).

             The Company's Articles of Incorporation, as amended, authorize the Company to issue and have outstanding at any one time 15,000,000 shares of common stock with a par value of $0.005 and 10,000,000 shares of preferred stock with a par value of $0.001. In August 1997, the Company effected a 1 for 5 reverse stock split, decreased the number of authorized shares of common stock from 50,000,000 to 15,000,000, and adjusted the par value from $.001 to $.005 per share.

             The Company has established the following Preferred Stock Series:

             Series A, $4.00 stated value, 8% cumulative, convertible, 100,000 shares authorized, no shares issued or outstanding. Convertible into common stock at the lesser of $7.50 or 40% of the closing bid price on the day prior to conversion, but no more than $1.35 per share.

             Series B, $2.00 stated value, 10% cumulative, convertible, 300,000 shares authorized, 50,005 shares issued and outstanding. Convertible into common stock at 42% of the closing bid price on the day prior to conversion, but no more than $1.35 per share.

             Series C, $3.50 stated value, 10% cumulative, convertible, 500,000 shares authorized, 200,000 shares issued and outstanding. Convertible into common stock at the lessor of $7.50 or 84% of the closing bid price on the day prior to conversion.

             Series D, $5.00 stated value, 10% cumulative, convertible, 250,000 shares authorized, no shares issued or outstanding. Convertible into common stock at 100% of the closing bid price on the day prior to conversion.

             Series E, $10.00 stated value, no dividend rights, 130,000 shares authorized, no shares issued or outstanding. Convertible into shares of common stock at $2.25 per share.

             Series F, $5.00 stated value, no dividend rights, 1,000,000 shares authorized, no shares issued or outstanding.

                  WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Principles of Consolidation

             The entities included in these consolidated financial statements are as follows:

                Westmark Group Holdings, Inc. - This company was originally incorporated under the laws of the State of Colorado in 1986, but was reincorporated under the laws of the State of Delaware in June, 1996.

                Westmark Mortgage Corporation ("Westmark") - This wholly-owned subsidiary, incorporated on September 17, 1979 under the laws of the State of California, purchases and sells residential mortgage loans.

             All significant intercompany balances and transactions have been eliminated.

         Cash and Cash Equivalents

             The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         Mortgage Loans Held for Sale

             Mortgage loans are originated by retail brokers and closed and purchased by the Company to be sold to investors. The loans are reported at the lower of aggregate cost or market. The cost of mortgage loans held for sale is the cost of the mortgage loans reduced or increased by the net deferred fees or costs associated with originating or acquiring the loans. Market value is determined by outstanding commitments from investors or current investor yield requirements. There was no allowance for market losses on mortgage loans held for sale at December 31, 1997.

         Property and Equipment

             Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Repairs, maintenance and replacements which do not extend the lives of the respective assets are charged to expense as incurred.

         Cost in Excess of Net Assets Acquired

             Cost in excess of assets purchased, which represents the excess purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over a ten-year period. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. Any diminution in value of such costs will be charged to expense when determined.

                  WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Concentrations of Credit Risk

             Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and mortgage loans held for sale.

             From time to time during the year, the Company had deposits in financial institutions in excess of the federally insured limits. The Company maintains its cash with high quality financial institutions which the Company believes limits these risks.

             Mortgage loans held for sale include amounts due from mortgagees prior to the sale of the loans to investors which usually occurs within 30 days. The Company originates and purchases mortgage loans based on an evaluation of the mortgagees' financial condition and based upon an appraisal of the collateral real estate. Management believes the collateral, coupled with the short holding period, limits any risk.

         Use of Estimates

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates as to which it is reasonably possible that a change to the estimate could occur in the near term include allowance for market losses on mortgage loans held for sale, estimated amortization of cost in excess of net assets acquired, and the fair value of investments in preferred stock and real estate. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

         Income Taxes

             The Company accounts for its income taxes using Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         Loss Per Common Share

             Basic loss per common share has been computed using the net loss adjusted for preferred dividends over the weighted average shares outstanding. Diluted loss per common share has not been presented, since the effect of common share equivalents would be anti-dilutive.

                  WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Real Estate

             Real estate is recorded at the lower of cost or estimated fair value as determined by independent appraisal.

         Advertising Costs

             Advertising costs are expensed as incurred. Advertising costs incurred for the years ended December 31, 1997 and 1996 were not material.

         Reclassifications

             Certain reclassifications have been made to the 1996 consolidated financial statements to conform to the 1997 presentation.


NOTE 2.  LIQUIDITY CONSIDERATIONS AND OTHER MATTERS

         During 1996, 1997, and continuing in early 1998, the Company experienced certain material cash flow problems and has, from time to time, experienced difficulties meeting its obligations as they become due. In addition, the Company has negotiated several settlement agreements with its creditors to settle its outstanding obligations through the issuance of stock. As reflected in the consolidated financial statements, the Company has incurred net losses of $1,468,070 in 1997 and $3,800,995 in 1996, and as of December 31, 1997, the
         Company's consolidated financial position reflects a working capital deficiency of $3,095,874. Furthermore, the Company was not in compliance with certain covenants relating to minimum net worth and minimum current ratio requirements. Subsequent to the year end, the Company received a waiver of these covenants (see Note 7).

         The Company is required to maintain $2,000,000 in net tangible stockholders' equity to remain listed for quotation on the NASDAQ SmallCap Market. With a net tangible stockholders' deficiency of $568,827 at December 31, 1997, the Company does not meet this requirement. On February 26, 1998 NASDAQ notified the Company that it is not in compliance with NASDAQ's new listing requirements and that the Company's securities were scheduled for delisting at the close of business March 16, 1998. On March 11, 1998, the Company sent a written request to NASDAQ for a hearing to apply for a temporary exception to the new listing requirements. NASDAQ has notified the Company that the NASDAQ Listing Qualifications Panel (the "Panel") will consider the Company's request for a temporary exception during the week of April 13, 1998. NASDAQ has also informed the Company that delisting of the Company's common stock will be stayed pending the Panel's final written determination. If the Company is unable to satisfy the requirements for continued listing with NASDAQ, any trading in the securities listed thereon would be conducted in the over-the-counter market of the National Quotation Bureau or on the OTC Bulletin Board. This could significantly curtail the trading market for the Company's common stock.

                  WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  LIQUIDITY CONSIDERATIONS AND OTHER MATTERS (Continued)

         Management's plans with regard to these matters encompass the following actions:

         1.  Debt to Equity Conversion

             The Company is currently conducting discussions with several creditors concerning converting up to approximately $300,000 of debt into shares of the Company's common or preferred stock.

         2.  Additional Warehouse Line Financing

             In March 1998, the Company reached a preliminary understanding for a $20,000,000 revolving warehouse line of credit with First Union National Bank. The term will be one year, renewable subject to the Company's common stock price attaining a certain minimum, or the Company obtaining minimum net income. This may result in a savings to the Company, through a reduction in interest rates charged between this new warehouse line and the current warehouse lines. Additionally, the Company will issue to First Union National Bank 240,000 warrants to purchase Company common shares at $2.50 per share.

         3.  Sale of Series G Preferred Stock

             In March 1998, MCA (see Note 14) and the Company agreed that upon completion of the sale by Westmark to MCA of the entire $16,667,000 principal of eligible non-conforming loans provided for in the Original Agreement, MCA will invest an additional $306,144 (the "Additional Investment") in the Company. In return MCA will receive
             (i) 61,229 shares of a Class G Convertible Preferred Stock convertible into the Company's common stock on a 1 for 1.23 basis, and (ii) warrants to purchase 65,251 shares of the Company's common stock (the "MCA Warrants"). The MCA Warrants shall be exercisable at $3.25 per share and shall expire thirty (30) months after their date of issuance.

         4.  Executive Stock Purchase Plan

             In February 1998, certain executives of the Company agreed to purchase 400,000 shares of common stock at $2.125 per share. The purchase will be evidenced by promissory notes to the Company with full recourse to the maker. The Company expects to collect approximately $400,000 with respect to those promissory notes through June 30, 1998.

         5.  Increased Marketing Effort and Focus on Core Business

             With the disposal of the subsidiaries in unrelated lines of business, management believes that the Company is positioned to concentrate on its core business of mortgage lending. This focus, coupled with increased marketing efforts to strengthen and expand the mortgage broker network, should allow the Company to penetrate a larger percentage of the non-conforming residential mortgage market.

                  WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  LIQUIDITY CONSIDERATIONS AND OTHER MATTERS (Continued)

         The ultimate success of management's plans cannot be ascertained with any degree of certainty. Accordingly, there can be no assurance that the Company will be able to deal successfully with the liquidity considerations and other matters discussed above.


NOTE 3.  RELATED PARTY TRANSACTIONS

         Medical Industries of America, Inc.

             As of December 31, 1997, the Company owns 200,000 shares of Medical Industries of America, Inc., formerly known as Heart Labs of America, Inc. ("MIOA") Series B convertible preferred stock (see
             Note 5). Additionally, MIOA has an equity investment in the Company, as well as having advanced the Company funds in exchange for promissory notes. MIOA owns 333,458 common shares of the Company, as well as 200,000 shares of the Company's Series C Preferred Stock. The Series C Preferred Stock has a $3.50 per share stated value, earns a 10% cumulative dividend, and is convertible into common shares of the Company at the lesser of $7.50 or 84% of the closing bid on the day prior to conversion.

             From a historical perspective, pursuant to an agreement between MIOA and the Company dated November 1995 and amendments thereto (the "Stock Purchase Agreement"), MIOA purchased 259,679 shares of the Company's common stock for a purchase price of $3,210,000, comprised of $1,210,000 cash and cash equivalents, and the issuance to the Company of 200,000 shares of MIOA Series B Convertible Preferred Stock with a stated value of $10 per share. The Stock Purchase Agreement provided that MIOA's ownership of the Company would not be diluted below 49%, based on common stock actually outstanding (the "Anti-Dilution Provision"). In May 1996, the Company issued MIOA 73,779 shares of common stock in order to maintain such percentage ownership. Subsequent to the November 1995 purchase agreement, MIOA loaned the Company an aggregate of $2,388,593 pursuant to one-year notes, bearing interest at the rate of 10% per annum. In March 1996, the Company converted $700,000 of this indebtedness into 200,000 shares of Series C Preferred Stock with a stated value of $3.50 per share.

                  WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3.  RELATED PARTY TRANSACTIONS (Continued)

         Medical Industries of America, Inc. (Continued)

             In January, 1997 the Company and MIOA entered into a settlement agreement which was amended in March 1997, and June 1997 (the "MIOA Settlement Agreement"). The MIOA Settlement Agreement terminated the Anti-Dilution Provision. Pursuant to the MIOA Settlement Agreement, the Company issued to MIOA a three year promissory note (the "MIOA Note") in the sum of $1,953,000 bearing interest at 10% with monthly payments of $25,000 commencing June 1997 with a balloon payment due June, 2000. The Company further agreed with respect to the promissory note that in the event the Company receives additional capitalization of a minimum amount of $300,000 and a maximum amount of $1.5 million, MIOA shall be entitled to receive the first $300,000. In the event the additional capitalization exceeds $1.5 million, MIOA will be entitled to receive the first $500,000 of additional capitalization in excess of $1.5 million. In the event additional capitalization exceeds $3 million, MIOA shall be entitled to receive 50% of the excess until the above indebtedness is paid in full.

             MIOA shall also be entitled to receive 15% of the net cash flow of the Company in excess of operating expenses and settlement payments on a consolidated basis during the calendar year 1997, and 20% of net cash flow as defined in calendar year 1998 until the indebtedness is paid in full. In the event the Company should sell or spin-off its subsidiary, MIOA shall be entitled to 50% of the net cash proceeds received by the Company resulting from the sale or spin-off up to the maximum of their indebtedness. In addition, the MIOA Settlement Agreement provides that: (1) MIOA is entitled to demand registration rights for its shares of common stock; (2) after repayment of the MIOA Note, MIOA shall repurchase the shares of MIOA preferred and common stock owned by Westmark, and Westmark shall repurchase the shares of Westmark preferred and common stock owned by MIOA (the purchase price for the preferred shares shall be the stated value and the purchase price for the common shares shall be the closing bid price on the day prior to the repurchase); and
             (3) MIOA and the Company shall release each other from any and all claims arising out of or related to the Stock Purchase Agreement, ownership of each other's shares of common and preferred stock, and the parties' business relationship.

                  WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  RELATED PARTY TRANSACTIONS (Continued)

         Common Stock Issued for Services

             In June 1996, the Company issued 30,000 shares of the Company's common stock with an estimated fair value of $187,000 in exchange for services to a stockholder of MIOA.

         Purchase of Building

             The Company purchased its headquarter buildings from a stockholder and former officer of the Company who is also a current officer and director of MIOA. These buildings were purchased for approximately $335,000.

         Related Party Advances

             The Company has agreed to advance to Green World (see Note 5) an amount not to exceed $8,000 monthly for a period of one year commencing January, 1998 to enable Green World to fund certain officer's compensation.

                  WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  RELATED PARTY TRANSACTIONS (Continued)

         Settlement Agreements with Prior Officers

             Michael Morrell and Linda Moore, former officers and directors of the Company, and current officers and directors of MIOA, resigned from the Company in November 1995 and received separation and consulting agreements (as amended) which provided for the following:



                                                                                  Morrell               Moore
                                                                                  -------               -----
               Shares of common stock of the Company
                   for unpaid salary, expenses and outstanding debt           127,352 shares        44,300 shares

               Cash                                                               $19,200              $5,000

               Accrued interest                                                   $31,000              $9,000

               Consulting agreement
                  payable monthly through November 1998                        $7,500/month               -

               Warrants:
                  Exercise price $5.00                                         25,000 shares        13,400 shares
                  Exercise price $4.05                                         20,000 shares        10,667 shares
                  All of the above warrants expired unexercised
                     in January, 1998


NOTE 4.  PROPERTY AND EQUIPMENT

          Buildings and improvements                                                                     $535,991
          Equipment and furniture                                                                         463,226
                                                                                                         --------
                                                                                                          999,217
          Less accumulated depreciation                                                                   354,654
                                                                                                         --------
                                                                                                         $644,563
                                                                                                         ========


                  WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




NOTE 5.  INVESTMENTS IN PREFERRED STOCK

         Medical Industries of America, Inc.

             The Company is the owner of 200,000 shares of Medical Industries of America, Inc. ("MIOA") convertible, redeemable, non-voting preferred stock, series B (see Note 3). The stock carries a 7% cumulative dividend, payable whether or not declared, a $10 per share liquidation preference, and is convertible for a period of 10 years from the date of issuance into registered common shares of MIOA at the average of the bid and asked price of the MIOA common stock for the thirty days prior to conversion. MIOA may redeem the shares of preferred stock at any time for $10 per share.

             This investment is classified as available for sale under the criteria established by SFAS No. 115 - Accounting for Investments in Marketable Securities. Its market value is deemed to be $2,000,000 which is equal to cost, and which has been determined by reference to the common stock into which it is convertible. The Company considers current liquidity of MIOA common stock to be sufficient to sustain this market value. There were no unrealized holding gains and losses attributable to this investment in 1997 or 1996.

         Green World Technologies, Inc.

             Effective July 1996, the Company entered into an agreement under which the Company acquired all of the issued and outstanding capital stock of Green World Technologies, Inc. ("Green World"), a provider of air conditioner enhancement products, from GTB Company ("GTB"). In that connection, the Company (i) issued GTB 130,000 shares of its Series E convertible stock ("Company Series E Preferred Stock"), and (ii) agreed to pay GTB royalties of 14% of the gross sales of Green World for a period of two years. GTB had acquired Green World from MIOA, and within one month of acquiring Green World, GTB sold it to the Company as described above.

             Management subsequently decided to focus the Company's resources exclusively on its mortgage operations. In December 1997, the Company divested substantially all of its interest in Green World pursuant to an exchange agreement between the Company, GTB and Green World (the "Exchange Agreement"). Under the Exchange Agreement, the Company returned to GTB all of the outstanding shares of Green World common stock and issued 37,500 shares of the Company's Common Stock to GTB. In exchange, GTB assigned 130,000 shares of the Company's Series E Preferred Stock back to the Company. Green World issued the Company 185,000 shares of its Series A Convertible Preferred Stock (the "Green World Series A Preferred Stock"), in exchange for which the Company paid Green World $70,000 and gave Green World a promissory note for $380,000 (the "Company Note"). Payment of the Company Note is secured by the Green World Series A Preferred Stock and the Company Series E Preferred Stock.

                  WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




NOTE 5.  INVESTMENTS IN PREFERRED STOCK (Continued)

         Green World Technologies, Inc. (Continued)

             The Company's Green World Series A Preferred Stock represents approximately 18.5% of the capital stock of Green World on a fully diluted basis. The Series A cumulative, voting, preferred stock earns a dividend of 7%, is convertible into common stock of Green World one a one for one basis at any time subsequent to Green World becoming a Publicly Traded Company, and is mandatorily redeemable at $6.70 per share with payments to be made in an amount equal to 25% of Green World's net income. This investment is carried at cost, adjusted for an estimated impairment of market value, of approximately $876,000.


NOTE 6.  INVESTMENT IN REAL ESTATE

         The Company is the owner of various parcels (land strips) of real property in Florida. The property consists of various strips of 25-30 foot platted road rights of way. The properties have potential marketability problems due to certain title considerations. The carrying value of the properties has been reduced by $590,000 for an estimated impairment in value during 1997 to an estimated fair market value of $410,000.

         The Company also acquired a property in settlement of a loan repurchased due to foreclosure. The property is recorded at the unpaid principal balance of the loan of $90,000, which is considered to be lower than the estimated fair value as determined by appraisal.


NOTE 7.  WAREHOUSE LINES OF CREDIT

         The Company has warehouse agreements with four lending institutions. The lines of credit vary from $2 to $10 million per lender, totaling $26 million. The lines are fully collateralized by the assignment and pledge of funded mortgage loans. Interest on the lines vary from 1% to 2% above the prime rate of interest (9.5 to 10.5% at December 31, 1997). The warehouse agreements have certain loan covenants which require the Company to maintain certain minimum financial and operating requirements. Under the most restrictive covenants, the Company is required to maintain a minimum net worth of $3,600,000 and a minimum current ratio of 1.1. The Company was not in compliance with these covenants at December 31, 1997, and, subsequently, received a waiver from the warehouse lender (see Note 2).


NOTE 8.  SETTLEMENTS PAYABLE

         The Company has negotiated settlement agreements allowing extended monthly payments with various creditors totaling approximately $734,000. These agreements resolve prior defaults and unsatisfied judgments for amounts past due. In addition, the Company has negotiated several settlement agreements with creditors to settle outstanding obligations through the issuance of stock. Monthly payments pursuant to these settlements approximate $85,000.

                  WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




NOTE 9   LONG-TERM DEBT

          Related Parties

               10% notes  payable, secured by Series C Convertible Preferred Stock of the Company,
               monthly payments of $25,000, balance due June 30, 2000.                                      $1,783,464

               12.99% mortgage loan collateralized by building, interest due monthly, principal due
               July 30, 2002.                                                                                  155,000

               10% mortgage loan, collateralized by building, monthly payments of $3,253, balance due
               July 24, 1999.                                                                                   88,572

               10% mortgage loan, collateralized by building, monthly payments of $1,556, with balloon
               payment due on July 24, 1999.                                                                    42,465

               Non-interest bearing note payable, secured by 37,500 shares of the Company's common stock, monthly payments of $100,000
               commencing February 1998, balance due May 1998.
                                                                                                               380,000
                                                                                                            ----------
               Total related party debt                                                                      2,449,501

          Other

               Various demand notes payable with interest rates ranging from
               8.75% to 12%, due in monthly installments aggregating
               approximately $53,000 through April 1998 and $12,000 thereafter.                                605,062

               Unsecured notes payable, monthly payments of approximately
               $23,000 including interest at 10% beginning December 1997 with the remaining balance due by December 1998.
                                                                                                               258,860
                                                                                                            ----------
                                                                                                             3,313,423
               Less Current Maturities                                                                       1,539,379
                                                                                                            ----------
                                                                                                            $1,774,044
                                                                                                            ==========


         The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 1997 are as follows:

          Year Ending December 31:

               1998                                         $1,539,379
               1999                                            435,581
               2000                                          1,183,463
               2001                                                  -
               2002                                            155,000
                                                            ----------
                  Total                                     $3,313,423
                                                            ==========

                  WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 10. INCOME TAXES

         The net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company's deferred tax assets as of December 31, 1997 are as follows:

             Benefit of net operating loss carryforwards              4,700,000
             Less valuation allowance                                 4,700,000
                                                                     ----------
                Net deferred tax asset                               $     -
                                                                     ==========

         At December 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $13 million which are available to offset future federal taxable income, if any, through 2012. These carryforwards are on a consolidated return basis for the members of the consolidated group and, thus, the loss carryforwards may have certain separate return limitations.

         As of December 31, 1997, sufficient uncertainty exists regarding the realizability of these operating loss carryforwards, and accordingly, a valuation allowance of $4,700,000, which related to the net operating losses, has been established.

         In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of greater than 50% of a corporation within a three year period will place an annual limitation on the corporation's ability to utilize its existing tax benefit carryforwards. Such a change in ownership occurred in 1995. As a result, based upon the amount of the taxable loss incurred to December 31, 1995 (approximately $7,500,000), the Company estimates that an annual limitation of approximately $455,000 will apply to approximately $6,800,000 of the net operating loss carryforward existing as of that date. Approximately $8 million of incurred net operating losses will be unavailable to the Company due to this limitation. The Company's utilization of its tax benefit carryforwards may be further restricted in the event of subsequent changes in the ownership of the Company.


NOTE 11. COMMITMENTS AND CONTINGENCIES

         Litigation

             The Company is a defendant in an action in which the claimants are seeking compensatory damages in an undetermined amount and rescission of stock purchases and return of funds. The Company is still in the process of preparing for arbitration and is unable to determine the probable outcome of the suit at this time.

                  WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 11. COMMITMENTS AND CONTINGENCIES (Continued)

         Litigation (Continued)

             The Company is a defendant in an action in which the plaintiff contends Westmark is obligated to convert and/or redeem 35,000 shares of Series D preferred stock of the Company. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934; refusal to convert shares of preferred stock to common stock; breach of contract; fraud; conversion; breach of fiduciary duty; and breach of the covenant of good faith and fair dealing. The Company is unable to determine its potential liability, if any, until such time as the Company can undertake and complete discovery.

             The Company is involved in certain other litigation arising in the ordinary course of business. In the opinion of management, any liabilities resulting from such litigation would not be material in relation to the Company's financial position.

         Employment Agreements

             The Company has employment agreements with its executive officers, which expire at various times through April 23, 2000. Such agreements, which have been revised from time to time, provide for minimum salary levels, car allowances, incentive stock options and incentive bonuses which are payable if specified management goals are attained.

             The aggregate commitment for future salaries at December 31, 1997, excluding bonuses, are as follows:

               1998                                     $   550,000
               1999                                         592,000
               2000                                         252,000
                                                         ----------
                  Total                                  $1,394,000
                                                         ==========

                  WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 11. COMMITMENTS AND CONTINGENCIES (Continued)

         Operating Leases

             The Company leases certain of its facilities and equipment under operating leases. The leases, which expire at various dates through May 2001, require monthly payments of approximately $11,000. In addition, the Company is responsible for all taxes, insurance, maintenance and utilities on the office leases.

             Minimum future lease payments on these leases are as follows:

                    1998                                  $ 94,000
                    1999                                    83,000
                    2000                                    41,000
                    2001                                     3,000
                                                          --------
                       Total                              $221,000
                                                          ========


             Rent expense was approximately $227,000 and $173,000 for 1997 and 1996, respectively.

         Off-Balance-Sheet Risk

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


NOTE 12. STOCK OPTION PLAN

         In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). As permitted by FAS No. 123, the Company continues to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The differences between the recognition and measurement provisions of FAS No. 123 and APB 25 are not significant to the Company's results of operations for the year ended December 31, 1997.

                  WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 12. STOCK OPTION PLAN (Continued)

         Stock Option Plans

             In May 1994, the stockholders approved the Stock Option Plan. The plan was established as a compensatory plan to attract, retain, and provide equity incentives to selected persons to promote the financial success of the Company. A total of 600,000 common shares have been reserved for grants under the plan. The options may be granted as either Incentive Stock Options (ISO's) or Non-Qualified Stock Options (NQSO's).

             As of December 31, 1997, a total of 563,383 options have been granted pursuant to this Plan. All the options have an exercise price which is at least equal to market value.

                                               1997          1996
                                              Shares        Shares        Price
                                              ------        ------        -----

               Beginning Balance               38,583       64,781     $2 to $10

               Options granted                525,600          -         $2.50
               Options exercised                 -             -
               Options canceled                  (800)     (26,198)    $2 to $10
                                              -------       -------

               Ending Balance                 563,383       38,583     $2 to $10
                                              =======      =======


NOTE 13. WARRANTS

         Warrants have been issued to officers and employees of the Company providing for the issuance of up to 137,002 shares of common stock at an exercise price of $2.50 to $5.00 per share, upon the Company's attainment of certain earnings levels or common stock price levels over the various years through year 2000.

         Warrants issued to non-employees consisted of warrants to purchase a total of 607,649 shares of common stock at prices ranging from $2.50 per share to $5.00 per share. The warrants expire on various dates through June 2004.


NOTE 14. SIGNIFICANT INVESTORS

         The Company currently has purchase agreements with various investors and non-conforming mortgage conduits whereby the Company purchases loans and resells them. The Company sells virtually all of the loans it purchases. These agreements are for specific terms or are open ended, and require the loans to satisfy the underwriting criteria described therein. During 1997 and 1996, the Company sold loans totaling $124 million and $89.5 million, respectively. The Company does not service any of the loans it purchases and sells all loans primarily in whole loan sales. Two investors represented 74% of the outstanding loans sold during 1997, and one investor represented 30% of the outstanding loans sold during 1996.

                  WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 14. SIGNIFICANT INVESTORS (Continued)

         In an agreement dated July 31, 1997 (as amended September 15, 1997) between MCA Financial Corp (MCA), Westmark, and the Company (the "Original Agreement"), Westmark agreed to sell eligible nonconforming mortgage loans to MCA in a total amount of $16,667,000 and MCA agreed to purchase $500,000 of the Company's Series G Convertible Preferred Stock with a stated value equal to the cash investment, convertible into 5% of the Company's outstanding common stock as of January 31, 1998. The Original Agreement has expired under its own terms. But pursuant to an oral modification to the Original Agreement, the Company is issuing 48,624 shares (the "MCA Common Stock") of its common stock to MCA for $193,856, already paid by MCA. The MCA Common Stock will be immediately convertible into 38,771 shares of Class G convertible Preferred Stock.

         In March 1998, MCA (see Note 2) and the Company agreed that upon completion of the sale by Westmark to MCA of the entire $16,667,000 principal of eligible non conforming loans provided for in the Original Agreement, MCA will invest an additional $306,144 (the "Additional Investment") in the Company. In return MCA will receive (i) 61,229 shares of a class G Convertible Preferred Stock convertible into the Company's common stock on a 1 for 1.23 basis, and (ii) warrants to purchase 65,251 shares of the Company's common stock (the "MCA Warrants"). The MCA Warrants shall be exercisable at $3.25 per share and shall expire thirty (30) months after their date of issuance.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT AND FINANCIAL DISCLOSURE

         Comiskey & Company resigned as the Company's independent certified public accountants effective January 2, 1998. There were no disagreements between the Company and Comiskey & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure in connection with the audits of the fiscal years ended December 31, 1994, 1995, and 1996, and all subsequent interim periods. Rachlin, Cohen & Holz was engaged on January 2, 1998 as the Company's independent certified public accountants. This change in accountants was previously reported in the Company's Form 8-K filed on January 6, 1998.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT EXECUTIVE OFFICERS AND DIRECTORS

         The information required by this item regarding directors, executive officers, promoters and control persons of the Company is incorporated by reference to the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 30, 1998.



         Set forth below are the names, ages as of March 1, 1998, and business experience of the executive officers and directors of the Company:

         Name                       Age              Position

Mark Schaftlein                     40               President, Chief Executive Officer and Director

Irving Bowen                        56               Treasurer, Chief Financial Officer and Director

Payton Story, III                   51               Director

Louis Resweber                      35               Chairman of the Board and Director

Allan C. Sorensen                   59               Outside Director

John O. Hopkins                     38               Outside Director

         Mr. Schaftlein has been President and Chief Executive Officer of the Company and Chief Executive Officer of Westmark Mortgage since May 1997. From February 1996 until May 1997, he served as President of Westmark Mortgage. Mr.

Schaftlein has been a Director of the Company since January 1996. From February 1995 until February 1996, he was Director of the Non-conforming Division of Westmark Mortgage, managing the transition of Westmark Mortgage from a conforming to a non-conforming lender. He established the bulk loan sales programs with Household Finance Corp. and The Money Store which the Company presently utilizes. From September 1993 until February 1995, Mr. Schaftlein was a Senior Vice President with National Lending Center, Inc., where he oversaw expansion of operations into multiple states and assisted in development of the non-conforming loan program. From January 1993 until September 1993, he served as Vice President of Fleet Finance and was responsible for developing a new wholesale division in the non-conforming credit market. From 1984 to January 1993, he was a Vice President at Citicorp. In 1996, he was the President of the Gold Coast chapter of the Florida Association of Mortgage Brokers.

         Mr. Bowen has been Treasurer, Chief Financial Officer and Director of the Company since September 1997. He has also served as Executive Vice President, Treasurer, Chief Financial Officer and Director of Westmark Mortgage since September 1997. From 1967 to 1988, he was with the major accounting firm KPMG in the Audit Department, serving many financial services companies, real estate companies and public and privately-held companies subject to Securities and Exchange Commission regulation. He became a KPMG Peat Marwick partner in 1976. Since 1988, he has provided business advice and consulting to selected clients, operated the Mai Kai restaurant as the trustee of the owner's estate, from 1991 to 1994, served as Chief Operating Officer for Crown America Developments. Ltd. (Successor to Olympia & York Southeast Equity Corp.). From May 1994 until June 1997, he was Managing Director of J. Michael Reisert, a full service securities broker/dealer.

         Mr. Story has been President and Director of Westmark Mortgage since May 1997. From May 1996 until May 1997, he was Senior Vice-President of Lending. He has been a served as a Director of the Company since February 1997. From July 1985 to April 1996, he was Chief Executive Officer and President of West Coast Mortgage Services, Inc. From January 1969 to July 1985, he was the Marketing Director of Beneficial Management Corporation in Peapock, New Jersey. In 1992, he was president of the Florida Association of Mortgage Brokers-Gulf Coast. He is a certified mortgage consultant of the Florida and National Associations of Mortgage Brokers.

         Mr. Resweber has been a Director of the Company since December 1996. In February 1997, he became Chairman of the Board of Directors of the Company. He has been Executive Vice President of Westmark Group Holding, Inc. since July 1997. From October 1992 until May 1995, he was Senior Vice President, Capital Markets, for United Companies Financial Corp. ("United Companies"), a New York Stock Exchange listed financial services company, and one of the nation's oldest and largest non-conforming mortgage lenders. From 1995 to 1997, he was President and Chief Executive Officer of Network Acquisition Corp. He has extensive experience in capital markets, mergers and acquisitions, business administration and management, and investor relations.

         Mr. Hopkins has been an outside director of the Company since February, 1998. He has served as President and Managing Director of his own law firm for over ten years, which specializes in corporate and commercial transactions, real estate law and commercial litigation. He is a member of the Florida Bar as well as the United States District Court for the Southern District of Florida and the South Palm Beach County Bar Association. He is also a licensed Florida Real Estate Broker and Mortgage Broker. From March 1983 until December 1986 he served as President of a retail mortgage organization company that specialized in residential financing. He has been a Director and Vice-President of Professional Golf Advertising, Inc. since May 1997. Mr.
Hopkins has been involved in various other outside business ventures.

         Mr. Sorensen has been an outside director of the Company since February, 1998. From April 1967 until October 1997, he served in various capacities, including President, Chief Executive Officer, Chairman of the Board of Directors of Interim Services, Inc., a New York Stock Exchange company with 1997 annual revenue of $1.6 billion dollars and 706 locations worldwide. He has been a Director and Vice Chairman of Let's Talk Cellular & Wireless, Inc. since October 1994. Let's Talk Cellular & Wireless successfully completed an initial public offering in November 1997. Since October 1997, he has been a Director and Vice Chairman of Interim HealthCare, Inc., a spin-off of Interim Services, Inc.

which he helped found in 1966. Interim HealthCare, Inc. had 1997 revenue of $250 million dollars, with 381 locations in the United States.

ITEM 10. EXECUTIVE COMPENSATION  EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 30, 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 30, 1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 30, 1998.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

Exhibit                    Description

2.1(a)            Form of Plan and Agreement of Merger by and between Westmark
                  Group Holdings, Inc., a Colorado corporation and Westmark
                  Group Holdings, Inc.-Delaware, a Delaware corporation.
2.1(b)*           Exchange Agreement among the Company, GTB Company, and Green
                  World Technologies, Inc. dated December 14, 1997 (See Exhibit
                  2.1 to Form 8-K filed with the Commission on December 30,
                  1997.)
3.1(a)*           Articles of Incorporation of Eagle Venture Investments, Inc.
                  (See Exhibit 3.1 to Registration Statement on Form S-18 filed with the Commission on August 24, 1987.)
3.1(b)*           Articles of Amendment to Articles of Incorporation of
                  Eagle Venture Investments, Inc. (See Exhibit 3.1 to
                  Registration Statement on Form S-18 filed with the Commission on August 24, 1987.)
3.1 (c)           Article of Amendment to Articles of Incorporation of Eagle
                  Venture Acquisitions, Inc.
3.1 (d)           Articles of Amendment to Articles of Incorporation of Network
                  Real Estate of California, Inc.
3.1 (e)           Articles of Amendment to Articles of Incorporation of Network
                  Real Estate of California, Inc.
3.1 (f)           Articles of Amendment to Articles of Incorporation of Network
                  Real Estate of California, Inc.
3.1 (g) *         Articles of Amendment to Articles of  Incorporation  of
                  Network  Financial  Services,  Inc.  (See Exhibit 3.1 to Form
                  10-K405 filed with the Commission on April 14, 1995.)
3.1 (h)           Articles of Amendment to Articles of Incorporation of Westmark
                  Group Holdings, Inc.
3.2 (a)           Certificate of Incorporation of Westmark Group Holdings, Inc.-
                  Delaware.

3.2 (b) *         Certificate of Amendment to Certificate of  Incorporation  of
                  Westmark Group Holdings,  Inc. (See Exhibit 3.1 to Form 8-K
                  filed with the Commission on August 29, 1997.)
3.3               By-laws of the Company.
4.1               Form of Specimen Common Stock Certificate.
4.2               Series A Preferred Stock Designation.
4.3               Series B Preferred Stock Designation.
4.4               Series C Preferred Stock Designation.
4.5               Series D Preferred Stock Designation.
4.6               Series E Preferred Stock Designation.
4.7               Series F Preferred Stock Designation.
10.1              Warehouse  Credit and  Security  Agreement  between the
                  Company and Princap  Mortgage  Warehouse,
                  Inc. dated October 26, 1997.
10.2              Warehouse and Security Agreement between the Company and TMS
                  Mortgage, Inc. dated March 3, 1997.
10.3              Sales and Purchase Agreement between the Company and TMS
                  Mortgage, Inc. dated March 25, 1995.
10.4              $5,000,000   Warehouse  Line  Revolving  Credit  Agreement
                  between  the  Company  and  Household
                  Financial Services, Inc. dated April 7, 1997.
10.5              Security and Collateral  Agency Agreement between the Company and Household  Financial  Services, Inc. dated April 7, 1997.
10.6              First  Amendment to Credit  Agreement  and First  Amendment to
                  Revolving  Credit Line between the Company and Household
                  Financial Services, Inc. dated April 7, 1997.
10.7              Continuing Loan Purchase  Agreement between the Company and
                  Household  Financial  Services,  Inc. dated February 26, 1996.
10.8              Mortgage  Warehousing  and Security  Agreement  between the
                  Company and Mortgage  Corporation  of America.
10.9              Master Purchase  Agreement  between the Company and Mortgage
                  Corporation of America.  Dated June 2, 1997.
10.10             Continuing  Agreement  for Sale and  Purchase  of  Mortgages
                  -  Servicing  Released  between the Company and MorCap, Inc.
                  dated February 6, 1997.
10.11             Master  Agreement  for Sale and Purchase of Mortgages  between the Company and Industry  Mortgage Company, L.P. dated
                  February 29, 1996.
10.12             Master  Mortgage  Loan  Purchase  Agreement  between  the
                  Company and  Southern  Pacific  Funding Corporation dated
                  March 11, 1997.
10.13 *           Michael  Morrell  Termination  Agreement  (See Exhibit 10.1 to
                  Form S-8 filed with the Commission on February 12, 1997 -
                  File Number 333-21661).
10.14 *           Linda Moore  Termination  Agreement  (See Exhibit 10.1 to Form
                  S-8 filed with the  Commission  on February 12, 1997 - File
                  Number 333-21659).
10.15             Mark Schaftlein Employment Agreement.
10.16             Mark Schaftlein Amendment to Employment Agreement.
10.17             Payton Story Employment Agreement.
10.18             Payton Story Amendment to Employment Agreement.
10.19             Louis Resweber Director Agreement.
10.20             Louis Resweber Employment Agreement.
10.21             Irv Bowen Employment Agreement.
10.22             Harry Coolidge Amended and Restated Consulting Agreement.
10.23             Harry Coolidge Amendment to Consulting Agreement.
10.24             Harry Coolidge Second Amendment to Consulting Agreement.
10.25             1990 Non-Qualified Stock Option Plan.
10.26             1993 Non-Qualified Stock Option Plan.
10.27             1994 Non-Qualified Stock Option Plan.

10.28 Settlement Agreement between the Company and Jackson, Tufts, Cole & Black dated February 22, 1996.
10.29 Settlement Agreement between the Company and Howard Rice dated March 26, 1996.
10.30 Settlement Agreement between the Company and Medical Industries of America, Inc. dated January 23, 1997.
10.31 Modification to Settlement Agreement between the Company and Medical Industries of America, Inc. dated March 31, 1997.
10.32 Amendment to Modified Settlement Agreement between the Company and Medical Industries of America dated June 26, 1997.
10.33 Revised Settlement Agreement between the Company and Medical Industries of America, Inc.
10.34             Settlement Agreement and Mutual Release of All Claims
                  between the Company and Harden dated November 3, 1997.
10.35 Settlement Agreement by and among the Company and Michael Morrell and Linda Moore dated January 23, 1997.
10.36 Amendment to Settlement Agreement by and among the Company and Michael Morrell and Linda Moore dated November 19, 1997.
11.1              Statement Re: Computation of Per Share Earnings.
16.1 * Letter on change in certifying accountant (See Exhibit 1.1 to Form 8-K filed with the Commission on January 6, 1998.)
21.1              List of Subsidiaries.
23.1              Consent of Comiskey & Company.
27.1              Financial Data Schedule
--------------------------------
* The exhibits thus designated are incorporated herein by reference as exhibits hereto. Following the description of such exhibits is a reference to the copy of the exhibit heretofore filed with the Commission, to which there have been no amendments or changes.

(b)      REPORTS ON FORM 8-K

         Form 8-K filed on August 29, 1997 reported the following items: (i) shareholder approval of a minimum 1 for 3 up to 1 for 5 reverse split of the Company's outstanding shares of common stock; an Amendment to the Certificate of Incorporation decreasing the number of authorized shares of common stock from 50 million to 15 million, and the adjustment of the par value of the common stock from $.001 to $.005;
         (ii) the resignation effective August 27, 1997, of Norman Birmingham as Chief Financial Officer of the Company; (iii) the appointment of Irv Bowen as Chief Financial Officer of the Company by the Board of Directors on August 28, 1997; and (iv) Norman Birmingham and Todd Walker were not re-elected as directors of the Company.

         Form 8-K filed on December 30, 1997 reported the divestiture of Green World Technologies, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     WESTMARK GROUP HOLDINGS, INC.
                                                         (Registrant)



Date: March 30, 1998                                 By: /s/ Mark Schaftlein
                                                         -------------------
                                                         Mark Schaftlein
                                                         President, Chief Executive Officer and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                                   TITLE                                       DATE

/s/ MARK SCHAFTLEIN                         President, Chief Executive                  March 30, 1998
------------------------                    Officer and Director
Mark Schaftlein                             (Principal Executive Officer)


/S/ IRVING BOWEN                            Treasurer, Chief Financial                  March 30, 1998
------------------------                    Officer and Director (Principal
Irving Bowen                                Financial Officer and
                                            Accounting Officer)


/S/ PAYTON STORY, III                       Director                                    March 30, 1998
------------------------
Payton Story, III

/S/ LOUIS RESWEBER                          Chairman of the Board of                    March 30, 1998
------------------------                    of Directors
Louis Resweber


/S/ ALLAN C. SORENSEN                       Outside Director                            March 30, 1998
------------------------
Allan C. Sorensen

/S/ JOHN O. HOPKINS                         Outside Director                            March 30, 1998
------------------------
John O. Hopkins