Form 10QSB
period 1998-03-31
WESTMARK GROUP HOLDINGS INC
filed 1998-05-14
CIK 820771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                               ------------------
                                   (MARK ONE)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       or

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________________ to _______________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [XX] No [ ]

The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1998: 2,866,186 (one class).

Transitional Small Business Disclosure Format:  Yes [ ]   No  [XX]

                          WESTMARK GROUP HOLDINGS, INC.

                            FORM 10-QSB REPORT INDEX

10-QSB Part and Item No.
-----------------------

         Part I-Financial Information

                  Item 1.   Financial Statements (Unaudited)


                            Consolidated balance sheet as of
                              March 31, 1998 and December 31, 1997 ................3

                            Consolidated statement of operations for the three
                              months ended March 31, 1998 and 1997 ................4

                            Consolidated statement of cash flows for the three
                              months ended March 31, 1998 and 1997 ................5

                            Condensed notes to consolidated financial statements ..6 and 7


                  Item 2.   Management's Discussion and Analysis of Financial
                              Condition and Results of Operations..................8 - 10

         Part II-Other Information

                  Item 1.  Legal Proceedings......................................11
                  Item 2.  Changes in Securities....... ..........................12
                  Item 3.  Defaults Upon Senior Securities. ......................12
                  Item 4.  Submission of Matters to a Vote of Security Holders....12
                  Item 5.  Other Information......................................12
                  Item 6.  Exhibits and Reports on Form 8-K.......................13


         Signatures...............................................................14


ITEM 1.      FINANCIAL STATEMENTS
             --------------------
                  Westmark Group Holdings, Inc. and Subsidiary
                           Consolidated Balance Sheet
          March 31, 1998 with comparative figures for December 31, 1997
         ---------------------------------------------------------------
                                    UNAUDITED

ASSETS                                                                                            1998             1997
                                                                                             ---------------------------------
   Current assets:
             Cash and cash equivalents                                                         $      99,824    $     100,010
             Mortgage loans held for sale                                                          8,717,601        7,788,374
                                                                                             ---------------------------------
                   Total current assets                                                            8,817,425        7,888,384
                                                                                             ---------------------------------

   Property and equipment:
             Office buildings                                                                        533,866          535,991
             Furniture, fixtures and equipment                                                       505,279          463,226
                                                                                             ---------------------------------
                                                                                                   1,039,145          999,217
             Accumulated depreciation                                                                371,986          354,654
                                                                                             ---------------------------------
                   Net property and equipment                                                        667,159          644,563
                                                                                             ---------------------------------

   Other assets:
             Investment in preferred stock                                                         2,876,528        2,876,528
             Investment in real estate                                                               500,000          500,000
             Cost in excess of assets purchased, net                                                 606,403          631,132
             Dividends receivable                                                                    315,000          280,000
             Deposits and other assets                                                                 5,920                -
                                                                                             ---------------------------------
                Total other assets                                                                 4,303,851        4,287,660
                                                                                             ---------------------------------

TOTAL ASSETS                                                                                     $13,788,435      $12,820,607
                                                                                             =================================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
             Accounts payable                                                                  $     515,913    $     485,621
             Accrued expenses                                                                        139,375          359,287
             Warehouse line payable                                                                8,630,860        7,733,492
             Current portion of long term debt                                                     1,498,988        1,539,379
             Settlements payable                                                                     531,957          733,979
             Dividends payable                                                                       150,000          132,500
                                                                                             ---------------------------------
                   Total current liabilities                                                      11,467,092       10,984,258
                                                                                             ---------------------------------

   Long term debt                                                                                  1,431,916        1,774,044

   Stockholders' equity:
             Preferred stock, $0.001 par value, 10,000,000 shares authorized,
                319,577 (250,005 at 1997) shares issued and outstanding                            1,147,870          800,010
             Common stock, $0.005 par value, 15,000,000 shares authorized,
                2,852,584 (2,389,655 at 1997)  shares issued and outstanding                          14,263           11,948

             Capital in excess of par value                                                       28,387,359       27,496,031
             Accumulated deficit                                                                 (27,810,065)     (28,245,684)
                                                                                             ---------------------------------
                   Total stockholders' equity                                                      1,739,427           62,305
                                                                                             ---------------------------------

             Stock subscription receivable                                                         (850,000)                -

                                                                                             ---------------------------------
                   Net stockholders' equity                                                          889,427           62,305
                                                                                             ---------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $13,788,435      $12,820,607
                                                                                             =================================

See accompanying condensed notes to consolidated financial statements.


                  Westmark Group Holdings, Inc. and Subsidiary
                      Consolidated Statement of Operations
                 For the three months ended March 31, 1998 with
                          comparative figures for 1997
             -------------------------------------------------------
                                    UNAUDITED

REVENUES:                                                                             1998            1997
                                                                               -------------------------------
   Loan origination and gain on sale of loans                                       $2,802,605     $1,030,782
   Interest income                                                                     237,787        230,739
   Other income                                                                         15,750         18,031
                                                                               -------------------------------
             Total Revenue                                                           3,056,142      1,279,552
                                                                               -------------------------------
COST AND EXPENSES:
   Loan origination costs                                                              303,037         45,395
   General and administrative                                                        1,916,330      1,059,029
   Professional fees                                                                    56,538        118,103
   Interest                                                                            304,571        201,174
   Marketing and advertising                                                            32,988
                                                                                                        5,866
   Depreciation and amortization                                                        42,059         39,910
                                                                               -------------------------------
             Total Cost and Expenses                                                 2,655,523      1,469,477
                                                                               -------------------------------
OTHER INCOME (EXPENSES):
   Dividend income                                                                      35,000         35,000
                                                                               -------------------------------
             Total Other Income (Expenses)                                              35,000         35,000
                                                                               -------------------------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS
                                                                               -------------------------------
   BEFORE INCOME TAXES                                                                 435,619       (154,925)
                                                                               -------------------------------
   Income tax                                                                          152,467              -

                                                                               -------------------------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER TAX                                 283,152       (154,925)
                                                                               -------------------------------

   Tax benefit of net operating loss carryforward                                      152,467              -

                                                                               -------------------------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                                           435,619       (154,925)
                                                                               -------------------------------

   Loss of discontinued operation                                                            -       (112,057)
                                                                               ===============================
NET INCOME (LOSS)                                                                  $   435,619   $   (266,982)
                                                                               ===============================

EARNINGS PER SHARE:
   Basic:
      Income (loss) from continuing operations
                                                                                          0.17          (0.16)
      Income (loss) from discontinued  operations
                                                                                             -          (0.11)
                                                                               ===============================
         Basic Net Income (Loss) per share                                       $        0.17   $      (0.27)

                                                                               ===============================
   Fully diluted:.
      Income (loss) from continuing operations
                                                                                          0.10              -
      Income (loss) from discontinued  operations
                                                                                             -              -
                                                                               ===============================
         Fully Diluted Net Income (Loss) per share                               $        0.10   $          -
                                                                               ===============================
WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                                             2,573,768        997,779
   Fully diluted                                                                     4,505,608              -

See accompanying condensed notes to consolidated financial statements.

                  Westmark Group Holdings, Inc. and Subsidiary
                      Consolidated Statement of Cash Flows
   For the three months ended March 31, 1998 with comparative figures for 1997
   ---------------------------------------------------------------------------
                                    UNAUDITED

                                                                             1998       1997
                                                                        -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Consolidated net income (loss)                                   $435,619   $ (266,982)
        Adjustments to reconcile consolidated net income (loss)
        to net cash provided (used) by operating activities:
           Depreciation                                                    17,331       17,846
           Stock issued for bonus and services                            237,500      324,238
           Amortization of excess purchase cost                            24,729       51,681
        Changes in operating assets and liabilities:
           (Increase) decrease in:
               Mortgage loans held for sale                              (929,227)   3,782,590
               Other assets                                               (40,920)      (7,077)
               Accounts receivable                                              -      (34,781)
           Increase (decrease) in:
               Accounts payable                                            30,292      430,794
               Accrued expenses                                          (219,912)    (141,066)
               Warehouse lines of credit                                  897,368   (3,831,032)
               Settlements payable                                       (202,022)           -
                                                                      -----------  -----------
                Cash provided for (used) in operating activities          250,758      326,211
                                                                      -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITES:
                                                                      -----------  -----------
        (Purchase) sale of fixed assets and improvements                  (39,928)       5,489
                                                                      -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Sale of preferred stock                                           154,003            -
        Dividends                                                          17,500            -
        Proceeds from issuance of note payable                                  -      262,586
        Payments on notes payable                                        (382,519)    (562,982)
                                                                      -----------  -----------
                Cash provided for (used) in financing activities         (211,016)    (300,396)
                                                                      -----------  -----------

                                                                      -----------  -----------
                Net increase/(decrease) in cash                          $   (186)  $   31,304
                                                                      ===========  ===========

See accompanying condensed notes to consolidated financial statements.

                Westmark Group Holdings, Inc. and subsidiaries
              Condensed Consolidated Notes to Financial Statements

NOTE 1:  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310b of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's audited annual report on Form 10-KSB for the year ended December 31, 1997.

NOTE 2:  FINANCING ACTIVITY

         During the first quarter of 1998, Westmark Group Holdings, Inc. ("WGHI" or the "Company"), in exchange for $154,004 and 38,771 shares of common stock, provided for the issuance of 69,572 shares of Series G preferred stock to MCA Financial Corporation (MCA") pursuant to a Stock Purchase Agreement entered into in September 1997 in connection with the sale of mortgage loan packages to MCA . All monies received were used for funding operating activities.

         In February 1998, certain executives of the Company agreed with the Company to purchase 400,000 shares of common stock at $2.125 per share (the closing bid price of the Company's common stock on the date prior to the date of such agreement). The terms of the purchase provides for a payment of approximately 46% of the purchase price with the remainder being evidenced by promissory notes to the Company with full recourse to the makers. The promissory notes, in the aggregate principal amount of $460,000, bear interest at the rate of 10% per annum and are to be paid in quarterly installments over a three-year period.

         In the quarter ending March 31, 1998, the Company also issued 111,553 shares of restricted common stock in satisfaction of $287,500 of management bonuses and consulting fees.

         The Company secured lines of credit, on favorable terms from First Union National Bank for $20 million, Household Financial Services, Inc. for $7 million, The Money Store for $7 million and MCA for $2 million. The current line with Princap Mortgage Warehouse, Inc. is $10 million. The funding warehouse lines total $46 million. The Company believes this increase and improvement of terms positions the Company to meet its budgetary targets for loan growth.

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



NOTE 4:  EARNINGS PER SHARE

         Basic earning (loss) per common share has been computed using the net income (loss) adjusted for preferred dividends over the weighted average shares outstanding. Diluted loss per common share for the quarter ended March 31, 1997 has not been presented since the effect of common stock equivalents would be anti-dilutive. Diluted earnings per common share for the quarter ended March 31, 1998 has been computed using the net income adjusted for preferred dividends over the weighted average shares outstanding including as outstanding all common shares underlying all warrants, options, convertible debt and convertible preferred stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Forward Looking Statement

         This Quarterly Report on Form 10-QSB contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, the Company's ability to generate mortgage loans and/or acquire them on favorable terms, interest rate fluctuations and those set forth in the Company's 1997 Annual Report on Form 10-KSB under the caption "Certain Factors That May Affect Future Results."

         The following discussion of the Company's results of operations and financial condition should be read in conjunction with the Company's condensed consolidated unaudited Financial Statements listed in Part I, Item 1 and the Notes thereto appearing elsewhere in this Form 10-QSB, and the Company's audited Financial Statements listed in Item 7 and the Notes thereto appearing in the Company's 1997 Annual Report on Form 10-KSB.


FINANCIAL RESULTS OF OPERATIONS
-------------------------------

         On a consolidated basis, total revenues increased to $3,056,142 in the quarter ended March 31, 1998 from $1,279,552 in the quarter ended March 31, 1997, an increase of 139%. This continues to reflect the implementation of Westmark's strategic plan to concentrate its efforts on its non-conforming (subprime) mortgage lending business. Expenses for the quarter ended March 31, 1998 increased to $2,655,524 from $1,469,477 for the period ended March 31, 1997, an 81% increase. The primary reason for the increase was expected expenses associated with the planned growth of the non-conforming (subprime) business. This increase is the primary reason for the increase in general and administrative expenses from $1,059,029 in the period ended March 31, 1997 to $1,916,330 in the period ended March 31, 1998 (an 81% increase). The increase in loan origination costs from $45,395 in the period ended March 31, 1997 to $303,037 in the period ended March 31, 1998 (a 568% increase), as well as marketing and advertising and interest expense is primarily the result of the addition of new staff to support the growing loan volume and new account executives to further increase loan production and an increase in expenditures on advanced technology. The reduction in professional fees from $116,000 in the quarter ended March 31, 1997 to $56,532 in the quarter ended March 31, 1998 is primarily due to reduction in legal fees.

         Net income for the current quarter was $435,619 or $0.17 per share as compared to a net loss of $266,982 or ($0.27) per share for the quarter ended March 31, 1997, primarily based on increased loan production and more favorable margins on the sale of loans.

BUSINESS OPERATIONS
-------------------

         During the first quarter of 1998, the Company continued to focus its business on funding non-conforming (subprime) paper, with approximately 99% of all closed loan volume being non-conforming (subprime) loan fundings. Total non-conforming (subprime) loan fundings by the Company increased from $19.8 million in the three months ending March 31, 1997 to $46.2 million for the three months ended March 31, 1998, an increase of 133%.

         In the first quarter of 1998, the Company continued to expand its non-conforming (subprime) lending program through bulk sales, and as a result, experienced record revenue in the first three months of 1998 from this expansion. The Company is focusing its marketing efforts in the non-conforming (subprime) loan market due to the enhanced returns. The increase in the non-conforming (subprime) loans has come primarily from an increased market share in Florida, Illinois, California and Georgia. Management intends to continue its marketing strategy in additional states throughout the Southeast, Midwest and West Coast, where licensing and/or sales activities began or expanded this period.

         The Company continues to sell loan originations on a "servicing-released" basis to investors in the normal course of business. The Company's bulk sales program for non-conforming (subprime) paper in which loans are pooled and sold in packages generally ranging from $1-8 million remains an integral key to future growth. During the first quarter, total loan sales to third party investors in the secondary market equaled $45.5 million, an increase of 135% from $19.4 million in the first quarter ended March 31, 1997.

Bulk sales
----------

         During the quarter ended March 31, 1998, bulk sales deliveries were completed successfully with institutional investors, such as Household Financial Services, Inc., The Money Store, and MCA Financial Corporation.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company uses its cash flow from whole loan sales, loan origination fees, net interest income and borrowings under its warehouse lines of credit to meet its working capital needs. The Company's cash requirements include the funding of loan originations, purchases, payment of interest expenses, operations expenses, taxes and capital expenditures, along with settlement agreements negotiated though March 31, 1998.

         On March 31, 1998, total stockholders equity was $889,427. Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans, are essential to the continuation of the Company's ability to originate and purchase loans. The Company borrows funds on a short term basis to support the accumulation of loans prior to sale. These short-term borrowings are made under a warehouse line of credit with various lenders including Household Financial Services, Inc., The Money Store, Princap Mortgage Warehouse, Inc., MCA Financial Corporation and most recently, First Union National Bank. (collectively the "Warehouse Facilities"). Pursuant to the Warehouse Facilities, the Company has available total secured revolving credit lines of $46 million, an increase of $20 million since December 31, 1997, to finance the Company's origination or purchase of loans, pending sale to investors. The lines of credit pursuant to the Warehouse Facilities are collateralized by the assignment and pledge of eligible mortgage loans. The various lines making up the Warehouse Facilities bear interest at annual rates ranging from Libor plus 1 1/8 to 1 1/2 - 2% above prime, payable at the time of purchase by the permanent investor. The Warehouse Facilities provide for a transaction charge from $100 per loan to as low as $25 per loan and require the Company to possess a minimum net worth of $3.6 million, a current ratio of 1.1 and a compensating cash balance on deposit in the amount of $5,000 under the more restrictive covenants. The Company was not in compliance with these covenants at March 31, 1998 or December 31, 1997 and received a waiver from the warehouse lender. On March 31, 1998, the balance outstanding, pursuant to this Warehouse Facilities, totaled $8,630,860. The company does not currently have any other external lines of credit for financing.

         Historically, the Company has obtained financing through the issuance of its common stock and borrowings on a negotiated basis. However, as the Company has become cash-flow positive, the necessity to utilize this type of financing has been reduced, allowing the Company to decrease both the size and the frequency of its share issuances.

         The Company's internally generated cash flows from operations have historically been insufficient for its cash needs. As noted earlier, the Company reached a level of cash flow to support its monthly expenses and to negotiate and pay restructured past debts and continued to operate on a cash-flow positive basis in the first quarter of this year. Although no assurance can be given, it is expected that internal sources of liquidity will improve as net cash is provided by operating activities.

PART II-OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS
                  -----------------

         The Company is a defendant in BLACK V. MCCORKINDALE, ET AL. filed on February 18, 1998 in Baldwin County, Alabama, Circuit Court Case #98-147. The Plaintiff alleges fraud and breach of contract and seeks unspecified compensatory and punitive damages. The Complaint is based on alleged misrepresentations by an individual the Company believes to be an independent mortgage broker regarding the interest rate on the Plaintiff's $200,000 mortgage. The Company does not anticipate any liability with regard to this matter.

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
                  -----------------------------------------

         During the first quarter of 1998, the Company issued 511,553 shares of unregistered Common Stock to certain executives, directors and consultants of the Company, pursuant to Section 4(2) of the Securities Act of 1933, for cash, promissory notes, and in satisfaction of $237,500 of performance bonuses. The Company also provided for the issuance of 69,572 shares of Series G Preferred Stock to MCA Financial Corp., pursuant to Section 4(2) of the Securities Act of 1933, in exchange for cash and Company Common Stock.




         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  -------------------------------

         None.


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS
                  ------------------------------------------------

         None.

         ITEM 5.  OTHER INFORMATION
                  -----------------

         In April 1998, the Company's wholly owned subsidiary, Westmark Mortgage Corporation ("Westmark Mortgage"), entered into an agreement with First Union National Bank ("First Union") for a secured $20,000,000 revolving warehouse line of credit with First Union the ("warehouse line"). The term is one year, renewable annually for two years subject to the Company's Common Stock price attaining a certain minimum, or the Company obtaining minimum net income. The Company is a guarantor of Westmark Mortgage's obligations to First Union arising from the warehouse line. As additional consideration for the warehouse line, the Company issued 146,979 warrants to First Union to purchase Company Common Stock at $2.50 per share. The Company has agreed to issue additional warrants to First Union to purchase approximately 93,021 shares of Company Common Stock, subject to resolution of certain regulatory matters relating to First Union's ownership of the Company's voting stock. First Union earns a $50.00 fee for each mortgage loan submitted pursuant to the warehouse line. The interest rate charged by First Union pursuant to the warehouse line is, at the Company's option, either the Corporate Base Rate, defined as a function of the "weighted average of the rates on overnight Federal Funds transactions with members of the Federal Reserve System or the Applicable Eurodollar Rate, defined as a function of the relationship between the rates on U.S. dollar deposits in the the London interbank market and the reserve requirement imposed by the Federal Reserve Board of Governors on eurocurrency liabilities. The Company and First Union are also negotiating the terms of a separate agreement pursuant to which First Union will provide Westmark Mortgage with an additional $10,000,000 credit facility for bulk loan acquisition.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                  ---------------------------------

(a)       EXHIBITS

Exhibit                    Description
-------                    -----------

10.1 Mortgage Loan Warehousing Agreement between the Company's wholly owned subsidiary, Westmark Mortgage Corporation, and First Union National Bank entered into in April 1998.
10.2 Security Agreement between the Company's wholly owned subsidiary, Westmark Mortgage Corporation, and First Union National Bank entered into in April 1998.
10.3 Promissory Note between the Company's wholly owned subsidiary, Westmark Mortgage Corporation, and First Union National Bank entered into in April 1998.
10.4 Guaranty between the Company and First Union National Bank entered into in April 1998.

(b)      REPORTS ON FORM 8-K

         Form 8-K filed on January 6, 1998 reported a change in the Company's independent certified public accountants.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                 WESTMARK GROUP HOLDINGS, INC.


                 By: /c/ Irving H. Bowen
                 --------------------------------------------------------------
                 Irving H. Bowen, Executive Vice President, Treasurer
                 & Chief Financial Officer, Director (Principal Accounting Officer & Duly Authorized Director & Officer of the Registrant)


                 By: /c/ Mark D. Schaftlein
                 --------------------------------------------------------------
                 Mark D. Schaftlein, President & Chief Executive
                 Officer,  Director (Duly Authorized Director & Officer
                 of the Registrant)




Dated: May 14, 1998