Form 10QSB
period 1998-06-30
WESTMARK GROUP HOLDINGS INC
filed 1998-08-10
CIK 820771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                               ------------------
                                   (MARK ONE)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       or

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

                              ---------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [XX] No [ ]

The number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 1998: 2,861,862 (one class).

Transitional Small Business Disclosure Format:  Yes [ ]   No  [XX]

                          WESTMARK GROUP HOLDINGS, INC.

                            FORM 10-QSB REPORT INDEX

10-QSB Part and Item No.
-----------------------

         Part I-Financial Information

                  Item 1.   Financial Statements (Unaudited)


                            Consolidated balance sheets as of
                              June 30, 1998 and December 31, 1997  ................3

                            Consolidated statements of operations
                              for the three months and six months
                              ended June 30, 1998 and 1997         ................4

                            Consolidated statements of cash flows for the six
                              months ended June 30, 1998 and 1997  ................5

                            Condensed notes to consolidated financial statements ..6 and 7


                  Item 2.   Management's Discussion and Analysis of Financial
                              Condition and Results of Operations..................8 - 10

         Part II-Other Information

                  Item 1.  Legal Proceedings......................................11
                  Item 2.  Changes in Securities....... ..........................12
                  Item 3.  Defaults Upon Senior Securities. ......................12
                  Item 4.  Submission of Matters to a Vote of Security Holders....12
                  Item 5.  Other Information......................................12
                  Item 6.  Exhibits and Reports on Form 8-K.......................12

         Signatures...............................................................13


ITEM 1.    FINANCIAL STATEMENTS
           --------------------

                  Westmark Group Holdings, Inc. and Subsidiary
                           Consolidated Balance Sheets
          June 30, 1998 with comparative figures for December 31, 1997
                                    ---------
                                    UNAUDITED

ASSETS                                                                                  1998              1997
                                                                                 -------------------------------------
   Current assets:
           Cash and cash equivalents                                                      $ 309,233         $ 100,010
           Mortgage loans held for sale                                                  20,103,905         7,788,374
                                                                                 -------------------------------------
                 Total current assets                                                    20,413,138         7,888,384
                                                                                 -------------------------------------

   Property and equipment:
           Office buildings                                                                 535,991           535,991
           Furniture, fixtures and equipment                                                602,057           463,226
                                                                                 -------------------------------------
                                                                                          1,138,048           999,217
           Accumulated depreciation                                                         390,833           354,654
                                                                                 -------------------------------------
                 Net property and equipment                                                 747,215           644,563
                                                                                 -------------------------------------
   Other assets:
           Investment in preferred stock                                                  2,876,528         2,876,528
           Investment in real estate                                                        500,000           500,000
           Cost in excess of assets purchased, net                                          581,674           631,132
           Dividends receivable                                                             350,000           280,000
           Deposits and other assets                                                        165,735                 -
                                                                                 -------------------------------------
              Total other assets                                                          4,473,937         4,287,660
                                                                                 -------------------------------------

TOTAL ASSETS                                                                            $25,634,290       $12,820,607
                                                                                 =====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
           Accounts payable                                                               $ 499,303         $ 485,621
           Accrued expenses                                                                 135,196           359,287
           Warehouse line payable                                                        19,674,427         7,733,492
           Current portion of long term debt                                              1,396,128         1,539,379
           Settlements payable                                                              393,968           733,979
           Dividends payable                                                                167,500           132,500
                                                                                 -------------------------------------
                 Total current liabilities                                               22,266,522        10,984,258
                                                                                 -------------------------------------

   Long term debt                                                                         1,189,295         1,774,044

   Stockholders' equity:
           Preferred stock, $0.001 par value, 10,000,000 shares authorized,
              350,005 (250,005 at 1997) shares issued and outstanding                     1,300,010           800,010
           Common stock, $0.005 par value, 15,000,000 shares authorized,
              2,861,862 (2,389,655 at 1997)  shares issued and outstanding                   14,324            11,948
           Capital in excess of par value                                                28,412,150        27,496,031
           Accumulated deficit                                                          (27,298,011)      (28,245,684)
                                                                                 -------------------------------------
                 Total stockholders' equity                                               2,428,473            62,305
                                                                                 -------------------------------------

           Stock subscription receivable                                                   (250,000)                -

                                                                                 -------------------------------------
                 Net stockholders' equity                                                 2,178,473            62,305
                                                                                 -------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $25,634,290       $12,820,607
                                                                                 =====================================

See accompanying condensed notes to consolidated financial statements.

                  Westmark Group Holdings, Inc. and Subsidiary
                      Consolidated Statements of Operations
          For the three months and six months ended June 30, 1998 with comparative figures for 1997
                                    ---------
                                    UNAUDITED

                                                                      Three Months Ended                Six Months Ended
REVENUES:                                                           1998             1997            1998             1997
                                                               ---------------------------------------------------------------
    Loan origination and gain on sale of loans                   $3,748,223       $1,509,970      $6,550,828       $2,540,752
    Interest income                                                 348,511          220,651         586,298          451,390
    Other income                                                     17,748           64,651          33,498           83,765
                                                               ---------------------------------------------------------------
             Total Revenue                                        4,114,482        1,795,272       7,170,624        3,075,907
                                                               ---------------------------------------------------------------

COST AND EXPENSES:
    Loan origination costs                                          721,139          128,154       1,024,176          278,549
    General and administrative                                    2,168,401          855,828       4,084,731        1,771,680
    Professional fees                                               234,955          180,490         291,493          308,236
    Interest                                                        445,522          264,237         750,093          465,411
    Marketing and advertising                                        23,835            8,093          56,823           13,959
    Depreciation and amortization                                    43,576           69,527          85,635          139,054
                                                               ---------------------------------------------------------------
             Total Cost and Expenses                              3,637,428        1,506,329       6,292,951        2,976,889
                                                               ---------------------------------------------------------------

OTHER INCOME (EXPENSES):
    Dividend income                                                  35,000           35,000          70,000           70,000
                                                               ---------------------------------------------------------------
             Total Other Income (Expenses)                           35,000           35,000          70,000           70,000
                                                               ---------------------------------------------------------------

NET INCOME (LOSS) FROM CONTINUING

                                                               ---------------------------------------------------------------
    OPERATIONS BEFORE INCOME TAXES                                  512,054          323,943         947,673          169,018
                                                               ---------------------------------------------------------------

    Income tax                                                      163,469                -         315,936                -

                                                               ---------------------------------------------------------------
NET INCOME (LOSS) FROM CONTINUING                                   348,585          323,943         631,737          169,018
                                                               ---------------------------------------------------------------
    OPERATIONS AFTER TAX
    Tax benefit of net operating loss carryforward                  163,469                -         315,936                -

                                                               ---------------------------------------------------------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                        512,054          323,943         947,673          169,018
                                                               ---------------------------------------------------------------

    Loss of discontinued operation                                        -          290,905               -          402,962

                                                               ===============================================================
NET INCOME (LOSS)                                                 $ 512,054         $ 33,038       $ 947,673       $ (233,944)
                                                               ===============================================================

EARNINGS PER SHARE:
    Basic:
       Income (loss) from continuing operations                        0.18             0.29            0.35             0.15
       Income (loss) from discontinued  operations                        -            (0.26)           -               (0.36)
                                                               ===============================================================
          Basic Net Income (Loss) per share                          $ 0.18           $ 0.03          $ 0.35          $ (0.21)
                                                               ===============================================================

    Fully diluted:.
       Income (loss) from continuing operations                        0.10                -            0.20                -
       Income (loss) from discontinued  operations                        -                -               -                -
                                                               ===============================================================
          Fully Diluted Net Income (Loss) per share                  $ 0.10           $    -          $ 0.20           $    -
                                                               ===============================================================

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                                         2,859,189        1,116,298       2,717,267        1,116,298
    Fully diluted                                                 5,168,418                -       4,838,844                -

    See accompanying condensed notes to consolidated financial statements.

                 Westmark Group Holdings, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
    For the six months ended June 30, 1998 with comparative figures for 1997
                                    ---------
                                    UNAUDITED

                                                                         1998                       1997
                                                                      -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Consolidated net income (loss)                                      $    947,673            $  (233,944)
  Adjustments to reconcile consolidated net income (loss)
  to net cash provided (used) by operating activities:
     Depreciation                                                           36,179                 35,692
     Stock issued for bonus and services                                   237,500                483,052
     Amortization of excess purchase cost                                   49,458                103,362
  Changes in operating assets and liabilities:
     (Increase) decrease in:
        Mortgage loans held for sale                                   (12,315,531)             1,381,420
        Other assets                                                      (235,735)               (11,553)
        Accounts receivable                                                      -                 (3,937)
     Increase (decrease) in:
        Accounts payable                                                    13,682             (1,083,820)
        Accrued expenses                                                  (244,091)               203,145
        Warehouse lines of credit                                       11,940,935             (1,580,666)
        Settlements payable                                               (340,011)                     -
                                                                     ------------------------------------
          Cash provided for (used) in operating activities                 110,059               (707,249)
                                                                     ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                     ------------------------------------
  (Purchase) sale of fixed assets and improvements                        (138,831)               (25,040)
                                                                     ------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Sale of preferred stock                                                  330,995                      -
  Sale of common stock                                                     600,000                      -
  Issuance of common stock for debt                                              -                833,812
  Dividends                                                                 35,000                      -
  Proceeds from issuance of note payable                                         -              1,760,778
  Payments on notes payable                                               (728,000)            (1,822,506)
                                                                     ------------------------------------
           Cash provided for (used) in financing activities                237,995                772,084
                                                                     ------------------------------------
                                                                     ------------------------------------
           Net increase/(decrease) in cash                             $   209,223          $      39,795
                                                                     ====================================

    See accompanying condensed notes to consolidated financial statements.

                 Westmark Group Holdings, Inc. and subsidiaries
              Condensed Consolidated Notes to Financial Statements


NOTE 1:  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310b of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's audited annual report on Form 10-KSB for the year ended December 31, 1997.

NOTE 2:  FINANCING ACTIVITY

         During the first quarter of 1998, Westmark Group Holdings, Inc. ("WGHI" or the "Company"), in exchange for $154,004 and 48,624 shares of common stock, provided for the issuance of 69,572 shares of Series G preferred stock to MCA Financial Corporation ("MCA") and in the second quarter of 1998, WGHI, in exchange for $152,140, provided for the issuance of 30,428 additional shares of Series G preferred stock all pursuant to a Stock Purchase Agreement entered into in September 1997 in connection with the sale of mortgage loan packages to MCA. All monies received were used for funding operating activities.

         In February 1998, certain executives of the Company agreed to purchase 400,000 shares of common stock at $2.125 per share (the closing bid price of the Company's common stock on the date prior to the date of such agreement)(the "1998 Executive Stock Purchase"). In connection with the 1998 Executive Stock Purchase, the executives paid $600,000 to the Company and delivered to the Company promissory notes in an aggregate amount of $250,000 payable over three years with interest at 10% per annum.

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

NOTE 4:  EARNINGS PER SHARE

         Basic earning (loss) per common share has been computed using the net income (loss) adjusted for preferred dividends over the weighted average shares outstanding. Diluted loss per common share for the six months ended June 30, 1997 has not been presented since the effect of common stock equivalents would be anti-dilutive. Diluted earnings per common share for the three and six months ended June 30, 1998 has been computed using the net income adjusted for preferred dividends over the weighted average shares outstanding including all common shares underlying all outstanding warrants, options, convertible debt and convertible preferred stock.

                 Westmark Group Holdings, Inc. and subsidiaries
              Condensed Consolidated Notes to Financial Statements

NOTE 5:  SUBSEQUENT EVENTS

         On July 28, 1998, a NASDAQ Listing Qualifications Panel granted the Company's request for continued inclusion on the NASDAQ Small Cap Market pursuant to an exception to the net tangible assets/market capitalization/net income requirement as set forth in NASD Marketplace Rule 431(e)(2). The panel granted the exception on the condition that by August 15, 1998, the Company make a public filing with the SEC and NASDAQ, evidencing a minimum of $2,000,000 net tangible assets and continued profitability. This report on form 10-QSB satisfies the requirement of continued profitability. The following July 31, 1998 condensed balance sheet is presented in satisfaction of that requirement. The pro forma balance sheet gives effect to two transactions: 1) Net income of $253,892 for the month ended July 31, 1998; 2) Debt of $179,749 converted to 79,888 shares of common stock on August 7, 1998.

Current assets                                   $21,537,836
Net property and equipment                       $   818,680
Cost in excess of assets purchased, net          $   573,431
Other assets                                     $ 3,973,615
                                                 -----------
   Total assets                                  $26,903,562
                                                 ===========

Current liabilities                              $23,263,284
Long term debt                                   $ 1,028,163
Net stockholders equity                          $ 2,612,115
                                                 -----------
   Total liabilities and stockholders equity     $26,903,562
                                                 ===========

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             ---------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

Forward Looking Statement
-------------------------

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


FINANCIAL RESULTS OF OPERATIONS
-------------------------------

         On a consolidated basis, total revenues increased to $7,170,624 and $4,114,482 in the six months and three months ended June 30, 1998 compared with $3,075,907 and $1,795,272 in the six months and three months ended June 30, 1997, an increase of 133% and 129%. This continues to reflect the implementation of Westmark's strategic plan to concentrate its efforts on its non-conforming (subprime) mortgage lending business. Expenses for the six months and three months ended June 30, 1998 increased to $6,292,951 and $3,637,428 from $2,976,889 and $1,506,328 for the six months and three months ended June 30, 1997, a 111% and 141% increase. The primary reason for the increase was expected expenses associated with the planned growth of the non-conforming (subprime) mortgage business which also is reflected in the increase in general and administrative expenses from $1,771,680 and $855,827 in the six months and three months ended June 30, 1997 to $4,084,731 and $2,168,401 in the six months and three months ended June 30, 1998 (a 131% and 153% increase). The increase in loan origination costs from $278,549 and $128,154 in the six months and three months ended June 30, 1997 to $1,024,176 and $721,139 in the period ended June 30, 1998 (a 267% and 463% increase), resulted primarily from increased broker cost. The increase in marketing and advertising and interest expense is primarily the result of the addition of new staff to support the growing loan volume and new account executives to further increase loan production and an increase in expenditures on advanced technology. The increase in professional fees from $180,490 in the quarter ended June 30, 1997 to $234,955 in the quarter ended June 30, 1998 is primarily due to increased legal fees.

         Net income was $947,673 ($0.35 per share) and $512,054 ($0.18 per share) for the six months and three months ended June 30, 1998 as compared to a net loss of $233,944 ($0.21 per share) for the six months ended June 30, 1997 and net income of $33,038 ($0.03 per share) for the three months ended June 30,1997, all of these increases were based on increased loan production and more consistent margins on the sale of loans.

BUSINESS OPERATIONS
-------------------

         During the six months of 1998, the Company continued to focus its business on funding non-conforming (subprime) mortgages, with approximately 99% of all closed loan volume being non-conforming (subprime) loan fundings. Total non-conforming (subprime) loan fundings by the Company increased from $49.3 million in the six months ending June 30, 1997 to $119.8 million for the six months ended June 30, 1998, an increase of 143%.

         In the first two quarters of 1998, the Company continued to expand its non-conforming (subprime) lending program through bulk sales, and as a result, experienced increased revenue in the first six months of 1998 from this expansion. The Company is continuing to focus its marketing efforts in the non-conforming (subprime) loan market. The increase in the non-conforming (subprime) loans has come primarily from an increased market share in Florida, Illinois, California and Georgia. Management intends to continue its marketing strategy in additional states throughout the Southeast, Midwest and West Coast, where licensing and/or sales activities began or expanded this period.

         The Company continues to sell loan originations on a "servicing-released" basis to investors in the normal course of business. The Company's bulk sales program for non-conforming (subprime) paper in which loans are pooled and sold in packages generally ranging from $3-15 million remains an integral key to future growth. During the first two quarters, total loan sales to third party investors in the secondary market equaled $109.7 million, an increase of 126% from $48.6 million in the first two quarters ended June 30, 1997.

Bulk sales
----------

         During the six months ended June 30, 1998, bulk sales were completed with several institutional investors, including Household Financial Services, Inc., The Money Store, Associates First Capital, Conti Financial and MCA Financial Corporation.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company uses its cash flow from whole loan sales, loan origination fees, net interest income and borrowings under its warehouse lines of credit to meet its working capital needs. The Company's cash requirements include the funding of loan originations, purchases, payment of interest expenses, operations expenses, taxes and capital expenditures, along with settlement agreements negotiated though June 30, 1998.

         On June 30, 1998, total stockholders equity was $2,178,473. Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans, are essential to the continuation of the Company's ability to originate and purchase loans. The Company borrows funds on a short term basis to support the accumulation of loans prior to sale. These short-term borrowings are made under warehouse lines of credit with various lenders including Household Financial Services, Inc., The Money Store, Princap Mortgage Warehouse, Inc., MCA Financial Corporation and most recently, First Union National Bank. (collectively the "Warehouse Facilities"). Pursuant to the Warehouse Facilities, the Company has available total secured revolving credit lines of $46 million, ( an increase of $20 million since December 31, 1997), to finance the Company's origination or purchase of loans, pending sale to investors. The lines of credit pursuant to the Warehouse Facilities are collateralized by the assignment and pledge of eligible mortgage loans. The various lines making up the Warehouse Facilities bear interest at annual rates ranging from Libor plus 1 1/8 to 1 1/2 - 2% above prime, payable at the time of purchase by the permanent investor. The Warehouse Facilities provide for a transaction charge from $100 per loan to as low as $25 per loan and require the Company to possess a minimum net worth of $3.6 million, a current ratio of 1.1 and a compensating cash balance on deposit in the amount of $5,000 under the more restrictive covenants. The Company was not in compliance with these covenants at June 30, 1998 or December 31, 1997 and received a waiver from the warehouse lender. On June 30, 1998, the balance outstanding, pursuant to this Warehouse Facilities, totaled $19,674,427. First Union National Bank has granted the Company a $10 million line of credit, on the same terms discussed above, to acquire small ($1 to $5 million) pools of loans. The Company does not currently have any other external lines of credit for financing.

         Historically, the Company has obtained financing through the issuance of its common stock and borrowings on a negotiated basis. However, as the Company has become cash-flow positive, the necessity to utilize this type of financing has been reduced, allowing the Company to decrease both the size and the frequency of its common stock issuances.

 PART II-OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS
         -------------------------

         The Company is a defendant in IMPERIAL CREDIT INDUSTRIES, INC. VS. WESTMARK MORTGAGE CORPORATION, American Arbitration Association Case #804880004597X filed in Irvine, California on December 2, 1996. Plaintiff alleges that Westmark Mortgage Corporation is obligated to repurchase various loans and the matter has been set for contractual arbitration in December of 1998. Discovery is ongoing but inconclusive with respect to the liability of the Company.

         The Company is a defendant in CROWN BANK VS. WESTMARK MORTGATE CORPORATION filed on March 25, 1998 in the Circuit Court of Seminole County, Florida, Case #199898625CA15A. Plaintiff alleges that Westmark is obligated to repurchase multiple loans. Westmark has filed an Answer to the Complaint but no discovery has been undertaken. The Company's potential liability, if any, cannot be ascertained until initial discovery has been completed.

     The Company is a defendant in COUNTRYWIDE HOME LOANS VS. WESTMARK MORTGAGE CORPORATION filed on May 19, 1998 in the Superior Court of Los Angeles County, California, Case # GC021232. The defendant alleges that Westmark Mortgage Corporation is obligated to repurchase various loans pursuant to a Loan Purchase Agreement executed by the parties. The Company has an extension of time to respond to the Complaint, through August 10, 1998. The Company's potential liability, if any, cannot be ascertained until initial discovery is completed, at which time the Company intends to submit a proposal for settlement.

         The Company is a plaintiff in WESTMARK GROUP HOLDINGS, INC. VS. MEDICAL INDUSTRIES OF AMERICA, INC. filed on June 23, 1998 in the Circuit Court of Palm Beach County, Florida, Case # 98 005545 AG. The Company filed this Declaratory Judgment action as a result of the Defendant's demand for additional shares of common stock of the Company pursuant to an Anti-Dilution Provision in a November 1996 Stock Purchase Agreement between the Company and the defendant which provided the defendant's ownership of the Company would not be diluted below 49%. The Company is seeking a declaration by the Court that the Defendant is bound by the terms of a 1997 Settlement Agreement between the parties which terminated the Anti-Dilution Provision. The defendant is asserting that the Settlement Agreement was conditioned upon the Company securing additional financing, and that therefore the Anti-Dilution Provision is still in effect. The Company believes that the defendant's position is without merit. The Company and the defendant are engaged in settlement negotiations which the Company believes will result in voluntary dismissal of its Complaint and a waiver by the defendant of its claim for additional shares of Company common stock.

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

       ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
                -----------------------------------------

         During the second quarter of 1998: The Company issued 22,065 shares of unregistered Common Stock to certain employees and creditors of the Company for debt conversions and performance bonuses in satisfaction of debts to the holders; and also provided for the issuance of 30,428 shares of Series G Preferred Stock to MCA Financial Corp., in exchange for cash, in each case in transactions exempt from registration under the Securities Act of 1933 (the "Act"), pursuant to Section 4(2) of the Act.

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  -------------------------------
         None.


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS
                  ------------------------------------------------
         None.


         ITEM 5.  OTHER INFORMATION
                  -----------------

        As further discussed in PART I ITEM 2, the Company closed a $10,000,000 bulk loan acquisition warehouse line with First Union National Bank.


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

(a)       EXHIBITS
          None


(b)       REPORTS ON FORM 8-K
          None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                 WESTMARK GROUP HOLDINGS, INC.


                 By: /c/ Irving H. Bowen
                 ---------------------------------------------------------------
                 Irving H. Bowen, Executive Vice President, Treasurer
                 & Chief Financial Officer, Director (Principal Accounting Officer & Duly Authorized Director & Officer of the Registrant)

                 By: /c/ Mark D. Schaftlein
                 ---------------------------------------------------------------
                 Mark D. Schaftlein, President & Chief Executive
                 Officer,  Director (Duly Authorized Director & Officer
                 of the Registrant)




Dated: August 10, 1998