Form 10QSB
period 1998-09-30
WESTMARK GROUP HOLDINGS INC
filed 1998-11-10
CIK 820771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                               ------------------
                                   (MARK ONE)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1998

                                       or

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

                             8000 No. FEDERAL HIGHWAY
                             BOCA RATON, FLORIDA 33487
               (Address of principal executive offices)(Zip Code)

                                 (561) 526-3300
                (Issuer's telephone number, including area code)

                              ---------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [XX] No [ ]

The number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 1998: 2,941,274 (one class).

Transitional Small Business Disclosure Format:  Yes [ ]   No  [XX]

                          WESTMARK GROUP HOLDINGS, INC.

                            FORM 10-QSB REPORT INDEX

10-QSB Part and Item No.
-----------------------

         Part I-Financial Information

                  Item 1.   Financial Statements (Unaudited)

                            Consolidated balance sheets as of
                              September 30, 1998 and December 31, 1997.........   3

                            Consolidated statements of operations
                              for the three months and nine months
                              ended September 30, 1998 and 1997................   4

                            Consolidated statements of cash flows for the nine
                              months ended September 30, 1998 and 1997.........   5

                            Condensed notes to consolidated financial statements  6 and 7

                  Item 2.   Management's Discussion and Analysis of Financial
                              Condition and Results of Operations..............   8 - 10

         Part II-Other Information

                  Item 1.  Legal Proceedings...................................   11
                  Item 2.  Changes in Securities....... .......................   12
                  Item 3.  Defaults Upon Senior Securities. ...................   12
                  Item 4.  Submission of Matters to a Vote of Security Holders.   12
                  Item 5.  Other Information...................................   13
                  Item 6.  Exhibits and Reports on Form 8-K ...................   13


         Signatures............................................................   14


ITEM 1.    FINANCIAL STATEMENTS
           --------------------

                  Westmark Group Holdings, Inc. and Subsidiary
                           Consolidated Balance Sheets
        September 30, 1998 with comparative figures for December 31, 1997
    ------------------------------------------------------------------------
                                    UNAUDITED

ASSETS                                                                                                 1998              1997
                                                                                             -------------------------------------
   Current assets:
           Cash and cash equivalents                                                                  $ 421,335         $ 100,010
           Mortgage loans held for sale                                                              18,849,466         7,788,374
                                                                                             -------------------------------------
                 Total current assets                                                                19,270,801         7,888,384
                                                                                             -------------------------------------

   Property and equipment:
           Office buildings                                                                             526,614           535,991
           Furniture, fixtures and equipment                                                            923,794           463,226
                                                                                             -------------------------------------
                                                                                                      1,450,408           999,217
           Accumulated depreciation                                                                     404,615           354,654
                                                                                             -------------------------------------
                 Net property and equipment                                                           1,045,793           644,563
                                                                                             -------------------------------------

   Other assets:
           Investment in preferred stock                                                              2,876,528         2,876,528
           Investment in real estate                                                                    390,000           500,000
           Cost in excess of assets purchased, net                                                      556,945           631,132
           Dividends receivable                                                                         385,000           280,000
           Deposits and other assets                                                                    296,973                 -
                                                                                             -------------------------------------
              Total other assets                                                                      4,505,446         4,287,660
                                                                                             -------------------------------------

TOTAL ASSETS                                                                                        $24,822,040       $12,820,607
                                                                                             =====================================
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
           Accounts payable                                                                           $ 545,973         $ 485,621
           Accrued expenses                                                                             325,917           359,287
           Warehouse lines payable                                                                   18,466,134         7,733,492
           Current portion of long term debt                                                          1,165,004         1,539,379
           Settlements payable                                                                          281,802           733,979
           Dividends payable                                                                            179,167           132,500
                                                                                             -------------------------------------
                 Total current liabilities                                                           20,963,997        10,984,258
                                                                                             -------------------------------------

   Long term debt                                                                                       992,411         1,774,044

   Stockholders' equity:
           Preferred stock, $0.001 par value, 10,000,000 shares authorized,
              500,005 (250,005 at 1997) shares issued and outstanding                                 1,300,010           800,010
           Common stock, $0.005 par value, 15,000,000 shares authorized,
              2,941,274 (2,389,655 at 1997)  shares issued and outstanding                               14,706            11,948
           Capital in excess of par value                                                            28,591,517        27,496,031
           Accumulated deficit                                                                      (26,790,601)      (28,245,684)
                                                                                             -------------------------------------
                 Total stockholders' equity                                                           3,115,632            62,305
                                                                                             -------------------------------------

           Stock subscription receivable                                                               (250,000)                -

                                                                                             -------------------------------------
                 Net stockholders' equity                                                             2,865,632            62,305
                                                                                             -------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                          $24,822,040       $12,820,607
                                                                                             =====================================


See accompanying condensed notes to consolidated financial statements.

                  Westmark Group Holdings, Inc. and Subsidiary
                      Consolidated Statement of Operations
          For the three months and nine months ended September 30, 1998 with comparative figures for 1997
               --------------------------------------------------
                                    UNAUDITED

                                                                    Three Months Ended                   Nine Months Ended
REVENUES:                                                          1998             1997              1998              1997
                                                           ----------------------------------------------------------------------
   Loan origination and gain on sale of loans                    $4,648,750       $2,122,709       $ 11,199,579       $4,663,461
   Interest income                                                  497,186          207,057          1,083,484          658,029
   Other income                                                      41,172                -             74,670           82,408
                                                           ----------------------------------------------------------------------
             Total Revenue                                        5,187,108        2,329,766         12,357,733        5,403,898
                                                           ----------------------------------------------------------------------

COST AND EXPENSES:
   Loan origination costs                                         1,345,083          363,028          2,369,259          436,577
   General and administrative                                     2,392,079        1,308,525          6,476,809        3,457,960
   Professional fees                                                198,664          195,243            490,157          462,135
   Interest                                                         606,288          243,194          1,356,381          708,605
   Marketing and advertising                                        129,009                -            185,832           25,913
   Depreciation and amortization                                     43,576           49,729            129,211          129,549
                                                           ----------------------------------------------------------------------
             Total Cost and Expenses                              4,714,699        2,159,719         11,007,649        5,220,739
                                                           ----------------------------------------------------------------------

OTHER INCOME (EXPENSES):
   Dividend income                                                   35,000           35,000            105,000          105,000
                                                           ----------------------------------------------------------------------
             Total Other Income (Expenses)                           35,000           35,000            105,000          105,000
                                                           ----------------------------------------------------------------------


NET INCOME (LOSS) FROM CONTINUING                          ----------------------------------------------------------------------
   OPERATIONS BEFORE INCOME TAXES                                   507,409          205,047          1,455,084          288,159
                                                           ----------------------------------------------------------------------

   Income tax                                                       177,593           71,766            509,279          100,856


NET INCOME (LOSS) FROM CONTINUING                          ----------------------------------------------------------------------
   OPERATIONS AFTER TAX                                             329,816          133,281            945,805          187,303
                                                           ----------------------------------------------------------------------

   Tax benefit of net operating loss carryforward                   177,593           71,766            509,279          100,856

                                                           ----------------------------------------------------------------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                        507,409          205,047          1,455,084          288,159
                                                           ----------------------------------------------------------------------

   Loss of discontinued operation                                         -         (192,383)                 -         (463,290)

                                                           ======================================================================
NET INCOME (LOSS)                                                 $ 507,409         $ 12,664        $ 1,455,084       $ (175,131)
                                                           ======================================================================

EARNINGS PER SHARE:
   Basic:
      Income (loss) from continuing operations                         0.17             0.10               0.52             0.19
      Income (loss) from discontinued  operations                         -            (0.09)              -               (0.30)
                                                           ======================================================================
         Basic Net Income (Loss) per share                           $ 0.17           $ 0.01             $ 0.52          $ (0.11)
                                                           ======================================================================

   Fully diluted:
      Income (loss) from continuing operations                         0.10                -               0.30                -
      Income (loss) from discontinued  operations                         -                -                  -                -
                                                           ======================================================================
         Fully Diluted Net Income (Loss) per share                   $ 0.10              $ -             $ 0.30              $ -
                                                           ======================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                          2,915,225        2,073,329          2,783,998        1,553,740
   Fully diluted                                                  5,218,609                -          4,916,886                -

See accompanying condensed notes to consolidated financial statements.

                  Westmark Group Holdings, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
 For the nine months ended September 30, 1998 with comparative figures for 1997
 -------------------------------------------------------------------------------
                                    UNAUDITED

                                                                                                       1998               1997
                                                                                             --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Consolidated net income (loss)                                                                   $ 1,455,084         $ (175,131)
   Adjustments to reconcile consolidated net income (loss)
   to net cash provided (used) by operating activities:
      Depreciation                                                                                       49,960             55,362
      Stock issued for bonus and services                                                               237,500            534,966
      Amortization of excess purchase cost                                                               74,187            126,174
      Valuation adjustment of investment in real estate                                                 110,000                  -
   Changes in operating assets and liabilities:
      (Increase) decrease in:
          Mortgage loans held for sale                                                              (11,061,093)        (2,849,345)
          Other assets                                                                                 (355,306)          (171,480)
      Increase (decrease) in:
          Accounts payable                                                                               60,352           (732,552)
          Accrued expenses                                                                              (33,370)          (507,416)
          Warehouse lines of credit                                                                  10,732,642          2,937,391
          Settlements payable                                                                          (452,177)                 -
                                                                                             --------------------------------------
                Cash provided for (used) in operating activities                                        817,779           (782,031)
                                                                                             --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITES:
                                                                                             --------------------------------------
   (Purchase) sale of fixed assets and improvements                                                    (451,191)          (466,291)
                                                                                             --------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of preferred stock                                                                              306,144                  -
   Sale of common stock                                                                                 600,000                  -
   Issuance of common stock for debt and preferred stock                                                      -            741,514
   Proceeds from note payable                                                                                 -            569,552
   Payments on notes payable                                                                           (951,407)                 -
                                                                                             --------------------------------------
                Cash provided for (used) in financing activities                                        (45,263)         1,311,066
                                                                                             --------------------------------------

                                                                                             ======================================
                Net increase/(decrease) in cash                                                       $ 321,325           $ 62,744
                                                                                             ======================================

See accompanying condensed notes to consolidated financial statements.

                  Westmark Group Holdings, Inc. and subsidiary
              Condensed Consolidated Notes to Financial Statements


NOTE 1:  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310b of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes related thereto included in the Company's audited annual report on Form 10-KSB for the year ended December 31, 1997.


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

          In the quarter ended March 31, 1998, the Company issued 111,553 shares of restricted common stock in satisfaction of $287,500 of management bonuses and consulting fees. Also, in the third quarter ended September 30, 1998 the Company issued 79,888 shares of restricted common stock in satisfaction of $179,749 of convertible debt.

           The Company has secured warehouse lines of credit on favorable terms from the following institutions:

             First Union National Bank                 $20 million
             Household Financial Services, Inc.        $10 million
             The Money Store                           $ 7 million
             Princap Mortgage Warehouse, Inc.          $10 million
             MCA Financial                             $ 2 million
             Republic Bank                             $ 7 million

NOTE 3:  EARNINGS PER SHARE

         Basic earnings (loss) per common share has been computed using net income (loss) adjusted for preferred dividends over the weighted average shares outstanding. Diluted loss per common share for the nine months ended September 30, 1997 has not been presented since the effect of common stock equivalents

                  Westmark Group Holdings, Inc. and subsidiary
              Condensed Consolidated Notes to Financial Statements


would be anti-dilutive. Diluted earnings per common share for the three and nine months ended September 30, 1998 has been computed using net income adjusted for preferred dividends over the weighted average shares outstanding including all common shares underlying all outstanding warrants, options, convertible debt and convertible preferred stock.


NOTE 4:   SUBSEQUENT EVENT

         In October, 1998, the Company finalized an exchange agreement which settled all outstanding claims between the Company and a stockholder (Medical Industries of America, Inc.-("MIOA")). The settlement eliminated MIOA's claim of a guaranteed 49% interest in the Company. The most important aspects of the agreement are as follows:

1) $700,000 of Company preferred stock converted into 350,000 shares of Company common stock.

2) $1,727,500 of the $2 million of MIOA preferred stock held by the Company was exchanged for approximately $1.6 million of debt to MIOA resulting in a balance of $272,500 of MIOA preferred stock retained by the Company.

3) All outstanding dividends of both the Company and MIOA preferred stock, owed between the companies, were waived.

         The Company could be obligated to purchase up to $1 million of Company common stock held by MIOA at prices ranging from $4.82 to $5.73 if certain fully diluted earnings per share estimates are not achieved.

         As a result of this agreement, the Company will take a one-time, non-cash charge of approximately $335,000 in the fourth quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

FORWARD LOOKINS STATEMENTS
--------------------------

                  This Quarterly Report on Form 10-QSB contains forward-looking statements. For this purpose, any statements contained in this report that are not statements of historical fact should be considered to be forward-looking statements. Without limiting what should be considered forward-looking, the words "believe", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. Those factors include, without limitation, the Company's ability to generate mortgage loans and/or acquire them on favorable terms, interest rate fluctuations, the ability of the Company to sell its loans on favorable terms, or at all, and other factors included in the Company's 1997 Annual Report on Form 10-KSB under the caption "Certain Factors That May Affect Future Results".

                  The following discussion of the Company's results of operations and financial conditions should be read together with the Company's condensed consolidated unaudited Financial Statements contained in Part I, Item 2 and the related Notes in this Form 10-QSB, and the Company's audited Financial Statements and the related Notes contained in the Company's 1997 Annual Report on Form 10-KSB.


FINANCIAL RESULTS OF OPERATIONS
-------------------------------

         On a consolidated basis, total revenues increased to $12,357,733 and $5,187,108 in the nine months and three months ended September 30, 1998 compared with $5,403,898 and $2,329,766 in the nine months and three months ended September 30, 1997, an increase of 129% and 123%. This reflects the continuing implementation of Westmark's strategic plan to concentrate its efforts on its non-conforming (subprime) mortgage lending business. Expenses for the nine months and three months ended September 30, 1998 increased to $11,007,649 and $4,714,699 from $5,220,739 and $2,159,719 for the nine months and three months ended September 30, 1997, a 111% and 118% increase. The primary reason for the increase was expected expenses associated with the planned growth of the non-conforming (subprime) mortgage business which also is reflected in the increase in general and administrative expenses from $3,457,960 and $1,308,525 in the nine months and three months ended September 30, 1997 to $6,476,809 and $2,392,079 in the nine months and three months ended September 30, 1998 (a 87% and 83% increase). The increase in loan origination costs from $436,577 and $363,028 in the nine months and three months ended September 30, 1997 to $2,369,259 and $1,345,083 in the period ended September 30, 1998 (a 443% and 271% increase) resulted primarily from increased broker cost. The increase in marketing and advertising and interest expense is primarily the result of the addition of new staff to support the growing loan volume and new account executives to further increase loan production and an increase in expenditures on advanced technology.

         Net income was $1,455,084 ($0.52 per basic share) and $507,409 ($0.17 per basic share) for the nine months and three months ended September 30, 1998 as compared to a net loss of $175,131 ($0.11 per share) for the nine months ended September 30, 1997 and net income of $12,664 ($0.01 per share) for the three months ended September 30,1997. All of these increases were based on increased loan production and more consistent margins on the sale of loans.

BUSINESS OPERATIONS
-------------------

         During the first nine months of 1998, the Company continued to focus its business on funding non-conforming (subprime) mortgages, with approximately 99% of all closed loan volume being non-conforming (subprime) loan fundings. Total non-conforming (subprime) loan fundings by the Company increased from $82.9 million in the nine months ending September 30, 1997 to $201.1 million for the nine months ended September 30, 1998, an increase of 143%.

         In the first three quarters of 1998, the Company continued to expand its non-conforming (subprime) lending program through bulk sales, and as a result, experienced increased revenue in the first nine months of 1998 from this expansion. The Company is continuing to focus its marketing efforts in the non-conforming (subprime) loan market. The increase in the non-conforming (subprime) loans has come primarily from an increased market share in Florida, Illinois, California and Georgia. Management intends to continue its marketing strategy in additional states throughout the Southeast, Midwest and West Coast, where licensing and/or sales activities began or expanded this period.

         The Company continues to sell loan originations on a "servicing-released" basis to investors in the normal course of business. The Company's bulk sales program for non-conforming (subprime) paper in which loans are pooled and sold in packages generally ranging from $3-20 million remains an integral key to future growth. During the first three quarters, total loan sales to third party investors in the secondary market were $190.5 million, an increase of 139% from $79.7 million in the first three quarters ended September 30, 1997.

         In October 1998, the nonconforming, subprime industry suffered liquidity problems that had an impact on the Company's operations. The demand for bonds collateralized by subprime mortgages decreased because of uncertain accounting practices followed by the securitizers and the increased spread between 30yr Treasury Notes and Mortgage Backed Securities. As a result, a flight to quality occurred by investors creating cash flow problems for the securitizers and a reduction of capital available to the Industry. With securitizers not purchasing the same volume of mortgages, a short term oversupply of mortgages resulted causing downward pressure on premiums paid. In addition, the production of nonconforming mortgages declined because of the uncertainty created in the market, increased refinancings in the conforming industry as rates declined, and the tightening of credit parameters on riskier loans such as C and D credit borrowers, non-owner occupied and stated income loans.

         The Company sells its mortgages on a nonbid basis for cash to investors with which it has had long term relationships and does not participate in securitiizations. While there has been some downward pressure on premiums and reduction in production, the Company has adjusted its credit and pricing guidelines to factor in the current conditions. The Company will maintain its position as a credit lender as approximately 75% of its loan production continues to be with A to A- credit borrowers.

Bulk sales
----------

         During the nine months ended September 30, 1998, bulk sales were completed with several institutional investors, including Household Financial Services, Inc., The Money Store, Associates First Capital, Conti Financial and MCA Financial Corporation.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company uses its cash flow from whole loan sales, loan origination fees, net interest income and borrowings under its warehouse lines of credit to meet its working capital needs. The Company's cash requirements include the funding of loan originations, purchases, payment of interest expenses, operations expenses, taxes and capital expenditures, along with settlement agreements negotiated though September 30, 1998.

         On September 30, 1998, total stockholders equity was $2,865,632. Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans, are essential to the continuation of the Company's ability to originate and purchase loans. The Company borrows funds on a short-term basis to support the accumulation of loans prior to sale. These short-term borrowings are made under warehouse lines of credit with various lenders as described in note 2 to the condensed consoldated financial statements (collectively the "Warehouse Facilities"). Pursuant to the Warehouse Facilities, the Company has available total secured revolving credit lines of $56 million, (an increase of $30 million since December 31, 1997), to finance the Company's origination or purchase of loans, pending sale to investors. The lines of credit pursuant to the Warehouse Facilities are collateralized by the assignment and pledge of eligible mortgage loans. The various lines making up the Warehouse Facilities bear interest at annual rates ranging from LIBOR plus 1 1/8 to prime plus 1 1/2 - 2%, payable at the time of purchase by the permanent investor. The Warehouse Facilities provide for a transaction charge from $100 per loan to as low as $25 per loan and require the Company to possess a minimum net worth of $3.6 million, a current ratio of 1.1 and a compensating cash balance on deposit in the amount of $5,000 under the more restrictive covenants. The Company was not in compliance with these covenants at September 30, 1998 or December 31, 1997 and received a waiver from the warehouse lenders. On September 30, 1998, the balance outstanding, pursuant to the Warehouse Facilities, totaled $18,466,134. First Union National Bank has granted the Company a $10 million line of credit, on the same terms as its warehouse line, to acquire small ($1 to $5 million) pools of loans. The Company does not currently have any other external lines of credit for financing.

         In Ausust 1998, the Company entered into a ten year lease for new office space. The lease is for 32,000 square feet and requires annual rent of $360,000 plus operating expenses and CPI increases.

         Historically, the Company has obtained financing through the issuance of its common stock and borrowings on a negotiated basis. However, as the Company has become cash-flow positive, the necessity to utilize this type of financing has been reduced, allowing the Company to decrease both the size and the frequency of its common stock issuances.

YEAR 2000 COMPLIANCE
--------------------

         Computer-based systems that utilize two digits rather than four digits to define the applicable year may fail to properly recognize date sensitive information when the year changes to 2000. The Company is in the process of completing a comprehensive review of its computer-based systems to determine if they will be be affected by resulting Year 2000 compliance issues. This review to date has revealed no material Year 2000 compliance issues. Because the Company has developed or purchased substantially all of its computer hardware and software systems within the last four years, the Company does not expect to be affected by Year 2000 issues arising from the use of older "legacy" computer-based systems. Accordingly, management does not expect to incur Year 2000 compliance costs that would be material to the Company's results of operations and financial condition. The Company is seeking confirmation from outside vendors, financial institutions and others that they are Year 2000 compliant or that they are developing and implementing plans to become Year 2000 compliant. However, there can be no assurance that these outside vendors, financial institutions and others will timely resolve their own Year 2000 compliance issues or that any such failure would not have an adverse effect on the Company's results of operations and financial condition. The Company is in the process of formulating contingency plans to assure the continuation of its operations if these outside vendors, financial institutions or others fail to timely resolve their own Year 2000 compliance issues. These contingency plans will be completed by March 31, 1999. Management believes it is devoting the necessary resources to timely address all Year 2000 compliance issues over which it has control.
                                       10

 PART II-OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS
                 -----------------

         The Company is a defendant in RICHARD J. KRENN VS. WESTMARK GROUP HOLDINGS, INC., filed in the Circuit Court in Palm Beach County, Florida, Case #98-007190AN on August 12, 1998. The Plaintiff alleges that the Company fraudulently induced plaintiff to enter into an employment contract and that the Company subsequently breached the contract. The Company filed a Motion to Dismiss which was heard on October 16, 1998. The Court granted the Motion to Dismiss in part, dismissing all breach of contract related claims in the Complaint. The Company has not filed an Answer to the remainder of the Complaint and no discovery has been undertaken. Although the outcome of litigation cannot be predicted with any degree of certainty, the Company does not anticipate any liability with regard to this matter.

         The Company was a defendant in HOWARD RICE VS. WESTMARK MORTGAGE CORPORATION, ET AL., a proceeding in aid of execution on a stipulated judgment for unpaid legal fees of $164,391. The Company, which previously made payments reducing the total indebtedness to $124,391, made a final settlement payment of $100,483 on August 7, 1998. A full Satisfaction of Judgment was filed on September 1, 1998.

         The Company is a plaintiff in NETWORK FINANCIAL SERVICES, INC. V. MCCURDY RAICHE, RYALS, NASH & MOSS LAND COMPANY, filed March 1993 in Monterey County, California Superior Court, Case No. 95887. The plaintiff alleges fraud, negligent misrepresentation, breach of fiduciary duty, negligence, quiet title, RICO violations and conversion. The Company previously finalized a settlement with defendants Raiche and Ryals. Defendant McCurdy initiated a Cross-Complaint naming, among others, the Company as a Cross-Defendant. The Cross-Complaint sought damages for breach of a stock option agreement, breach of contract, and declaratory relief. The Company filed a Motion to Dismiss the Cross-Complaint of Cross-Defendants Roger McCurdy and Moss Land Company. The Company's motion was granted on July 20, 1998. On September 18, 1998 the Cross-Defendants filed a Notice of Appeal and on October 16, 1998 the Company filed a Motion to Dismiss Cross-Defendants appeal. To date, the Court has not ruled on the Company's motion. Although the outcome of litigation cannot be predicted with any degree of certainty, the Company does not anticipate any liability with regard to this matter.

         The Company was a defendant in KNIGHT V. LOMAS MORTGAGE U.S.A., ETC., ET AL. Orange County, California Superior Court, Case No. 771006. The Complaint was based upon a contention by the Plaintiffs that Lomas Mortgage U.S.A. as the servicing agent wrongfully impaired the credit rating of Plaintiffs and breached the written agreement between the parties. The Company was named as a party defendant based on the original contractual relationship between the Plaintiffs and the Company. The Company entered into a full and final settlement with the Plaintiff on July 2, 1998, for $12,250, and the Complaint was dismissed.

         The Company was the Plaintiff in WESTMARK GROUP HOLDINGS, INC. VS. MEDICAL INDUSTRIES OF AMERICA, INC., a Declaratory Judgment action in Palm Beach County Circuit Court, Case No. 98 005545 AG, filed on June 23, 1998. The Complaint sought a declaration by the court that the Defendant was bound by the terms of the Settlement Agreement which terminated a provision in a November 1995 Stock Purchase Agreement providing that the Defendant's ownership of the Company would not be diluted below 49%. Pursuant to the terms of an Exchange Agreement entered into between the Company and the Defendant in October 1998, the Company dismissed the Complaint. The Exchange Agreement is described in Note 4 to the Condensed Consolidated Notes to Financial Statements appearing elsewhere in this Form 10-QSB.

         See the Company's 10-QSBs filed for the quarterly periods ending March 31, 1998 and June 30, 1998 for a description of other litigation occurring during 1998.

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


         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
                  -----------------------------------------

         During the third quarter of 1998: The Company issued 79,888 shares of registered Common Stock to a creditor of the Company in satisfaction of $179,749 in debt. The transaction is exempt from registration under the Securities Act of 1933 (the "Act"), pursuant to Section 4(2) of the Act.


         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  -------------------------------
         None.


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS
                  ------------------------------------------------

(A) The Company held its Annual Meeting of Stockholders on August 10, 1998.

(B) At the Annual Meeting, Mark D. Schaftlein, Payton Story, III, Irving H. Bowen, Louis Resweber, John O. Hopkins and Allan C. Sorensen were elected as directors to serve until the next Annual Meeting of Stockholders.

(C) At the Annual Meeting, the stockholders also voted (1) to approve an amendment to authorize an additional 300,000 shares of common stock for issuance under the Company's 1994 Employee Stock Option Plan, and (2) to ratify the appointment of Rachlin Cohen & Holtz as the Company's independent accountants for the fiscal year ending December 31, 1998.

The following table shows the votes cast for and against, and abstentions, with respect to each of the above matters and with respect to each nominee for director:

Proposal 1 - Election of Directors:

                                      For              Against          Abstentions
                              ----------------------------------------------------------
Mark D. Schaftlein                 2,094,443              0                94,822
Payton Story, III                  2,094,477              0                94,788
Irving H. Bowen                    2,094,597              0                94,668
Louis Resweber                     2,094,197              0                95,068
Allan C. Sorensen                  2,094,597              0                94,668
John O. Hopkins                    2,094,597              0                94,668



Proposal 2 - Approval of Amendment to Company's Employee Stock Option Plan:

                                      For                Against          Abstentions
                              -----------------------------------------------------------
                                   1,100,467             99,548             65,293


Proposal 3 - Ratification of Appointment of Rachlin Cohen & Holtz as the Company's Independent Accountants:

                                      For                Against          Abstentions
                              -----------------------------------------------------------
                                   2,102,489             27,815             58,961

         ITEM 5.  OTHER INFORMATION
                  -----------------

         As further discussed in PART I ITEM 2, the Company entered into a $10,000,000 bulk loan acquisition warehouse line with First Union National Bank.


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

(a)       EXHIBITS
          None


(b)      REPORTS ON FORM 8-K

         Form 8-K filed on November 9, 1998 reported the Exchange Agreement entered into between the Company and Medical Industries of America, Inc. ("MIOA") that settled all outstanding claims between the Company and MIOA. The 8-K also reported an Indemnification Agreement entered into between the Company and its Board of Directors.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                 WESTMARK GROUP HOLDINGS, INC.


                 By: /c/ Irving H. Bowen
                    ------------------------------------------------------------
                 Irving H. Bowen, Executive Vice President, Treasurer
                 & Chief Financial Officer, Director (Principal Accounting Officer & Duly Authorized Director & Officer of the Registrant)

                 By: /c/ Mark D. Schaftlein
                    ------------------------------------------------------------
                 Mark D. Schaftlein, President & Chief Executive
                 Officer,  Director (Duly Authorized Director & Officer
                 of the Registrant)




Dated: November 10, 1998