Form 10KSB
period 1998-12-31
WESTMARK GROUP HOLDINGS INC
filed 1999-03-30
CIK 820771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
                                   -----------
                                   (MARK ONE)

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

                           8000 NORTH FEDERAL HIGHWAY
                            BOCA RATON, FLORIDA 33487
               (Address of principal executive offices)(Zip Code)

                                 (561) 526-3300
                (Issuer's telephone number, including area code)

                Securities registered under Section 12(b) of the
                                  Exchange Act:

                                      NONE

                Securities registered under Section 12(g) of the
                                  Exchange Act:

                         COMMON STOCK, $0.005 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [XX] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the 12 months ended December 31, 1998: $17,300,099.

The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the average bid and ask price for such stock on March 1, 1999 $6,374,464.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 1999: 3,318,332 (one class).

                       DOCUMENTS INCORPORATED BY REFERENCE

          The Company's definitive Proxy Statement for its 1999 Annual
             Meeting of Shareholders which will be filed pursuant to
                  Regulation 14A not later than April 30, 1999
                is incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format:  Yes [ ]   No  [XX]

                                TABLE OF CONTENTS

ITEMS                                                                                                                    PAGE
                                                                                                                         ----
PART I

      ITEM 1.       BUSINESS.............................................................................................  1
      ITEM 2.       PROPERTIES...........................................................................................  3
      ITEM 3.       LEGAL PROCEEDINGS....................................................................................  3
      ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................  5

PART II

      ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................................  5
      ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................  6
      ITEM 7        FINANCIAL STATEMENTS.................................................................................  11
      ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT AND FINANCIAL DISCLOSURE....................  12

PART III

      ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION
                    16(A) OF THE EXCHANGE ACT EXECUTIVE OFFICERS AND DIRECTORS                                             12
      ITEM 10.      EXECUTIVE COMPENSATION   ............................................................................  12
      ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................................  12
      ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................................  12
      ITEM 13       EXHIBITS AND REPORTS ON FORM 8-K.....................................................................  12


SIGNATURES...............................................................................................................  15

                                     PART I

ITEM 1.       BUSINESS

         We underwrite, originate, and purchase sub-prime mortgage loans through our wholly-owned subsidiary, Westmark Mortgage Corporation. Our sub-prime mortgage loans are secured by single family, multi-family and condominium residences. Sub-prime loans carry higher interest rates than conventional mortgages because the individuals applying for them have impaired credit histories, high levels of debt, or other sub-prime characteristics. This means they cannot qualify for conventional, or prime loans. We pool these loans and sell them to other companies.

         We began marketing our sub-prime mortgage loan products in January 1995. In 1996, sub-prime loans accounted for approximately 54% of our loan production compared to approximately 15% of our production in 1995. Sub-prime loans accounted for over 95% of our loan production in 1997 and over 99% in 1998.

         We are registered, exempt from registration, or licensed to originate, purchase closed loans, underwrite, fund or sell residential mortgage loans in Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Utah and Washington.

         We do not service the mortgage loans we originate and purchase except for occasional collection of the initial mortgage payment and a small number of second mortgage loans for which there is a limited market. Instead, we pool and sell mortgage loans on a "servicing released" basis to institutional investors. These investors include Household Financial Services, Inc., Green Tree Financial Corporation, First City Capital Corp., Conti Mortgage Corp. and The Associates. We generally sell the mortgage loans within thirty days of origination or purchase. The primary purchasers of our mortgage loans were Household Financial Services and The Money Store, which purchased 74% of our loans in 1997, and 82% in 1998. The Money Store, which accounted for 11% of our loan purchases in 1998, stopped purchasing mortgage loans altogether in 1999. We have replaced the Money Store with another investor. During 1998, Household Financial Services purchased over 70% of the mortgage loans the Company sold. The capital to fund our new loans and loan purchases comes mostly from institutional lenders under lines of credit which allow us to "warehouse" loans until we can sell them to our investors. Our primary lenders are First Union National Bank and Household Financial Services, Inc.

Marketing

         We market our products and services through outside account executives based in local loan centers and inside account executives based in regional loan centers. We have determined that outside account executives based near major metropolitan markets can be highly effective because they can develop personal relationships with potential broker clients. Our inside account executives operating out of regional loan centers reduce our marketing costs in smaller markets where loan sizes are generally smaller by concentrating on telephone contacts.

         Each of our outside account executives is responsible for cultivating relationships face-to-face with brokers in a specific target market. A primary goal of each of our outside account executives is to establish a base of 25 to 30 brokers as sources of repeat business. Our outside account executives review existing loans and loan applications from their target market brokers. If a loan or loan application appears to meet our underwriting criteria, the account executive obtains the loan or mortgage application documentation and forwards it to our underwriters.

         Our inside account executives use telemarketing techniques to prospect for desirable broker accounts in less densely populated areas. Brokers in these areas send their loan and mortgage application submissions directly to the appropriate loan center. In sparsely populated areas, we have found this process to be more cost effective than traditional account executive visits.

         We are considering creation of an internet web site for our existing brokers and prospective brokers to contact us and do business with us.

Competition

         We face intense competition, primarily from mortgage banking companies, commercial banks, credit unions, thrift institutions, and finance companies. Many of these competitors are substantially larger and have more capital and other resources than us. Competition can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels and interest rates. Furthermore, the current level of profit realized by us and our competitors on the sale of the type of loans we originate and purchase may attract additional competitors. This additional competition could result in lower profits on our future loan sales. Competition may be affected by fluctuations in interest rates and general economic conditions. During periods of rising interest rates, competitors which have "locked in" low borrowing costs on their warehouse lines of credit may have a competitive advantage. During periods of declining rates, we lose some potential sub-prime mortgage customers who become eligible for prime loans because of the lower payments. However, during economic slowdowns or recessions, some borrowers who had been eligible for prime mortgage loans experience financial difficulty and can only qualify for sub-prime loans.

         We depend primarily on independent mortgage brokers, financial institutions and other mortgage bankers for our loan originations and purchases of new loans. Our competitors also try to establish relationships with our independent mortgage brokers, financial institutions and other mortgage bankers, none of whom is obligated by contract or otherwise to continue to do business with us.

         We expect the volume of wholesale loans purchased by us to continue to go up. We also expect purchased loans to represent an increasing percentage of the total of our originated and purchased loans. If the competition from other purchasers for these loans increases, we may have to adjust the prices we offer to purchase them more often. If we are unable to adjust our prices rapidly enough, the number of loans we purchase may be reduced. Even if we are able to adjust our prices rapidly, the effect may be to reduce our profit margins on these loan purchases.

Regulation

         Our business is subject to extensive regulation, supervision and licensing by Federal, state and local governmental authorities. Various laws and judicial and administrative decisions also impose requirements and restrictions on our operations. These rules and regulations, among other things, impose licensing obligations on us, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspections and appraisals of properties, require credit reports on loan applicants, regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. Failure to comply with these requirements can lead to demands for indemnification or mortgage loan repurchases, rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions.

         Although we believe that we have systems and procedures to facilitate compliance with these requirements and believe that we are in compliance in all material respects with applicable local, state and Federal laws, rules and regulations, there can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future that could make compliance more difficult or expensive.

Employees

         As of December 31, 1998, we had 27 full-time administrative employees and 138 full-time production and operations employees. To date, we have been able to recruit and retain enough qualified personnel to meet our needs. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Green World Sale

         Effective July 1996, we acquired all of the issued and outstanding capital stock of Green World Technologies, Inc., a provider of air conditioner enhancement products, from GTB Company. GTB had recently acquired Green World from Medical Industries of America, Inc., an affiliate of the Company. We subsequently decided to focus our resources exclusively on our mortgage operations. In December 1997, we divested substantially all of our interest in Green World pursuant to an exchange agreement between us, GTB and Green World. As a result of the Exchange Agreement, we have reduced our ownership interest in Green World to Green World Series A Preferred Stock. The preferred stock represents approximately 18.5% of Green World's capital stock on a fully diluted basis. This 18.5% interest in Green World is reflected in our financial statements as an investment in preferred stock. At the end of 1998, we wrote down the value of our investment in Green World from $876,778 to $76,778.

Westmark - Medical Industries Agreement

         On October 20, 1998, we executed an exchange agreement with our largest equity and debt holder, Medical Industries of America, Inc., settling pending litigation with Medical Industries and resolving all outstanding issues relating to our stock and debt held by Medical Industries. The agreement supersedes all prior agreements entered into between us and Medical Industries.

         The agreement, among other things, provides for: (1) the conversion of 200,000 shares of Westmark Series C Convertible Preferred Stock ($3.50 stated value per share) held by Medical Industries into 350,000 shares of our common stock, at a conversion ratio of $2.00 per share - as a result, Medical Industries now owns 683,458 shares of our common stock, or approximately 20.7% of our 3.316 million shares of common stock outstanding at December 31, 1998;
(2) the issuance to Medical Industries of two-year warrants to buy 100,000 shares of our common stock at $3.25 per share; (3) elimination of Medical Industries' claim to a guaranteed 49% ownership interest in us; (4) satisfaction of our Promissory Note payable to Medical Industries with a principal balance as of September 30, 1998 of approximately $1,707,555 in exchange for the return by us to Medical Industries of 172,750 shares of Medical Industries Series B Convertible Preferred Stock with a $10.00 stated value per share, and payment of $112,500 to Medical Industries; (6) our waiver of the right to payment of approximately $350,000 of Medical Industries Series B Convertible Preferred Stock accrued dividends, and waiver by Medical Industries of the right to payment of approximately $179,000 of Westmark Series C Preferred Stock accrued dividends.

         The agreement provides us the right to repurchase our common stock held by Medical Industries at varying prices. The agreement also provides for our potential obligation to repurchase up to $666,667 of our stock at $5.73 per share from Medical Industries, if our fully diluted earnings per share, excluding non-recurring gains and losses, are less that $0.45 per share in the first half of 1999 or less than $0.55 per share in the second half of 1999. This potential obligation is secured by a contingency reserve fund and the 27,250 shares of Medical Industries Series B Convertible Preferred Stock we still own.

History

         We were incorporated in Colorado in 1986 under the name Eagle Venture Acquisitions, Inc. Until May 1990, we were not in the mortgage finance business. In May 1990, we changed our name to Network Real Estate of California, Inc. We then began providing a variety of real estate services through our wholly-owned subsidiary, Network Real Estate, Inc. ("Network Real Estate"). These services included real estate brokerage, mortgage banking services and insurance services. In July 1992, we changed our name to Network Financial Services, Inc. From May 1990 through August 1993, we conducted substantially all of our business operations through our subsidiary, Network Real Estate.

         In August 1993, we acquired Westmark Mortgage from Primark Corporation, an unaffiliated third party. Westmark Mortgage was engaged in essentially the same business as it is today, except that it purchased and originated primarily conforming mortgage loans and serviced some mortgage loans it originated. In August 1994, Freddie Mac approved sale of our mortgage servicing portfolio. In September 1994, we sold our entire mortgage servicing portfolio to Crown Bank.

         Pursuant to an April 1994 agreement, effective December 31, 1993, we sold Network Real Estate to a former president of ours.

         In April 1996, we combined our California and Florida operations centers into one facility in Delray Beach, Florida, to increase efficiency and lower overhead expenses. In August 1998, we moved our operations center to a larger facility in Boca Raton, Florida. We continue to maintain satellite offices in the following locations: Santa Ana, California; Downers Grove, Illinois; Orlando, Florida; and Atlanta, Georgia.

ITEM 2.       PROPERTIES

         The Company maintains its executive and production offices in 27,000 square feet of leased space at 8000 North Federal Highway, Boca Raton, Florida 33487. Lease expense is $39,860 per month.

         The Company also leases space for its satellite offices in Santa Ana, California (4,819 square feet), Downers Grove, Illinois (1,100 square feet), Orlando, Florida (400 square feet) and Atlanta, Georgia (6,215 square feet). The total lease expense for these offices is approximately $16,178.80 per month which is considered market.

ITEM 3.       LEGAL PROCEEDINGS

         The Company is a plaintiff in NETWORK FINANCIAL SERVICES, INC. V. MCCURDY, RAICHE, RYALS, NASH & MOSS LAND COMPANY, filed March 1993 in Monterey County, California Superior Court, Case No. 95887. The plaintiff alleges fraud, negligent misrepresentation, breach of fiduciary duty, negligence, quiet title, RICO violations and conversion. The Company previously finalized a settlement with defendants Raiche and Ryals, and causes of action against the remaining defendants were dismissed. Defendants McCurdy and Moss Land Company initiated a Cross-Complaint naming, among others, the Company as a Cross-Defendant. The Cross-Complaint sought damages for breach of a stock option agreement, breach of contract, and declaratory relief. The Company filed a Motion to Dismiss the Cross-Complaint of Cross-Defendants Roger McCurdy and Moss Land Company. The Cross-Complaint was dismissed on July 20, 1998 and a Judgment of Dismissal filed on July 21, 1998. On September 18, 1998 the Cross-Defendants filed a Notice of Appeal asserting that the lower court's dismissal of the Cross-Complaint was an abuse of discretion. The appeal is pending. The Company does not anticipate any liability with regard to this matter.

         The Company was a defendant in AMBER CAPITAL CORPORATION, UNIVERSAL SOLUTIONS, INC., PYRAMID HOLDINGS, INC. and AFFILIATED SERVICES, INC. VS. WESTMARK GROUP HOLDINGS, INC., American Arbitration Case #33-199-00127-97-DO, filed June 10, 1997. A Settlement Agreement was entered into on August 25, 1998 pursuant to which the Company paid the Claimants $20,000 in cash and executed a Promissory Note in favor of the Defendants in the principal amount of $100,000 payable in twelve (12) monthly installments commencing August 3, 1998. In addition, the Company issued a "cashless" Warrant to the Defendants to purchase up to 60,000 shares of the Company's common stock at a price of $3.00 per share. The Warrant expires on May 25, 2000.

         The Company was a defendant/appellee in CONWAY VS. DANNA ET AL filed in Santa Clara County Superior Court No. CV 737589 in January of 1994. The Court had ordered the action dismissed upon motion of the Company and three of the original plaintiffs filed an appeal from the trial court order. On October 28, 1998, the Court of Appeal of the State of California, Sixth Appellate District, affirmed the lower Court's ruling, dismissing the Plaintiff's action against the Company. On January 20, 1999, the California Supreme Court dismissed the Plaintiff's petition for review of the lower court's dismissal of the Plaintiff's action against the Company.

         The Company was a defendant in FAIRBANKS VS. WESTMARK MORTGAGE CORPORATION, ET AL. filed on June 20, 1997 in Orange County, California Superior Court Case #780765. Plaintiff was seeking specific performance, quiet title, declaratory relief and injunctive relief with respect to the foreclosure of a mortgage wherein Westmark Mortgage Corporation was the original mortgagee. Counsel for the plaintiff has stated that the Company was erroneously joined as a Defendant in the above action and has orally agreed to dismiss Westmark from the law suit. The Company does not anticipate any liability with regard to this matter.

         The Company is a defendant in HOMESIDE VS. WESTMARK filed on December 15, 1997, in Palm Beach County, Florida, Case #CL97-11164-AE. Plaintiff contends that Westmark Mortgage is obligated to repurchase three loans previously sold to Homeside Lending, Inc. due to various borrower deficiencies. Although negotiations are pending between the parties, discovery is ongoing and the extent of the Company's liability, if any, cannot be ascertained until further discovery has been completed.

         The Company was a defendant in ECS INTERNATIONAL, INC. ("ECS") VS. WESTMARK GROUP HOLDINGS, INC. filed in United States District Court, Eastern District of California on March 5, 1998, Case # CIVS-98-0386 LKK PAN. The Plaintiff contended Westmark was obligated to convert and/or redeem 35,000 shares of Series D preferred stock of the Company. On January 15, 1999, the Company agreed to entry of a Stipulation and Order for Entry of Conditional Dismissal pursuant to which the Company shall pay ECS the sum of $135,000 payable in twelve (12) equal monthly installments of $11,250 commencing January 15, 1999.

         IN RE CHURCHILL TECHNOLOGY, INC. is a Chapter 11 reorganization filed on November 27, 1996 in U.S. Bankruptcy Court, Western District of New York. The Debtor is the landlord of an office condominium occupied by the Company. The Debtor agreed to release the Company from a 1995 contract requiring the Company to purchase the condominium unit for $150,000 in return for the Company agreeing to lease payments payable from May 1995 through December 1998, totaling $24,506.56. The agreement between the Company and the Debtor has been approved by the Bankruptcy Court.

         The Company is a defendant in BLACK V. MCCORKINDALE, ET AL. filed on February 13, 1998 in Baldwin County, Alabama, Circuit Court Case #CV98-147. The Company's wholly-owned subsidiary, Westmark Mortgage Corporation, was initially named as a defendant in an action filed by Plaintiff alleging breach of contract, fraud and emotional distress. The Plaintiff has filed a Motion to Dismiss the Company.

         The Company is a defendant in CROWN BANK VS. WESTMARK MORTGATE CORPORATION filed on March 25, 1998 in the Circuit Court of Seminole County, Florida, Case #199898625CA15A. Plaintiff alleges that Westmark is obligated to repurchase multiple loans. Westmark has filed an Answer to the Complaint. Discovery has not begun. The extent of the Company's liability, if any, cannot be ascertained until discovery has been completed.

         The Company is a defendant in IMPERIAL CREDIT INDUSTRIES, INC. VS. WESTMARK MORTGAGE CORPORATION, American Arbitration Association Case #804880004597X filed in Irvine, California on December 2, 1996. Plaintiff alleges that Westmark Mortgage Corporation is obligated to repurchase various loans. Discovery is ongoing but inconclusive with respect to the liability of the Company.

         The Company was a defendant in COUNTRYWIDE HOME LOANS VS. WESTMARK MORTGAGE CORPORATION filed on May 19, 1998 in the Superior Court of Los Angeles County, California, Case # GC021232. Plaintiff alleged that Westmark Mortgage Corporation was obligated to repurchase various loans. A Settlement Agreement was executed by the parties on December 14, 1998, pursuant to which the Company will pay a total of $180,884 in installments of $15,073 per month commencing January 10, 1999.

         The Company is a defendant in RICHARD J. KRENN VS. WESTMARK GROUP HOLDINGS, INC., filed in the Circuit Court in Palm Beach County, Florida, Case #98-007190AN on August 12, 1998. The Plaintiff alleges that the Company fraudulently induced plaintiff to enter into an employment contract and that the Company subsequently breached the contract. The Company filed a Motion to

Dismiss which was heard on October 16, 1998 and the Court granted the Motion to Dismiss in part, dismissing all breach of contract related claims in the initial Complaint. The Plaintiff filed an Amended Complaint alleging fraud in the inducement and breach of contract. The Company has filed an Answer to the Amended Complaint. The case is currently in discovery and we are unable to determine the probable outcome at this time.

         The Company is a defendant in WHITEHALL FINANCIAL SERVICES, INC. VS. WESTMARK GROUP HOLDINGS, INC. filed on October 2, 1998 in the Circuit Court of the Fifteenth Judicial District in Palm Beach County, Florida, Case #988770AD. Plaintiff claims an entitlement to various shares of Preferred Stock of the Company, convertibility rights with respect to the Preferred Stock, and purported breach of contract by the Company with respect to a prior written agreement between Plaintiff and the Company. The Company filed a Motion to Dismiss on Plaintiff's complaint and the Motion to Dismiss was denied. The Plaintiff filed an Amended Complaint. The Company has filed an Answer to the Amended Complaint and a Counterclaim alleging Plaintiff breached the written agreement between Plaintiff and the Company. The case is currently in discovery and we are unable to determine the probable outcome of the suit at this time.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

Our Common Stock has been traded since June 1992 on the NASDAQ Small Cap Stock Market. The Common Stock trades under the symbol "WGHI". Prior to June 1992, there was no public market for the Common Stock. The following table sets forth the range of high and low closing sale prices for the Common Stock as reported on the NASDAQ Small Cap Stock Market during each of the quarters presented. The quotations shown below are inter-dealer quotations, without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

COMMON STOCK

QUARTERLY PERIOD ENDED                      HIGH               LOW

March 31, 1998                             $3.25             $1.875

June 30, 1998                              $4.438            $2.656

September 30, 1998                         $3.625            $1.719

December 31, 1998                          $3.125            $1.00

         As of March 1, 1999, there were approximately 675 holders of record of the Company's Common Stock. This number does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

         We have never declared or paid any cash dividends. We currently intend to retain any future earnings to finance the growth and development of our business and future operations, and therefore do not anticipate paying any cash dividends in the foreseeable future.

Issuance of Unregistered Securities

         Between January 1 and August 31, 1998, the Company issued 100,000 shares of Series G Preferred Stock to MCA Financial Corp. in exchange for $500,000, pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         Between February 21 and June 30, 1998, the Company issued 512,930 shares of common stock to certain executives, directors and consultants of the Company for $600,000 cash, $250,000 promissory notes, and in satisfaction of $237,500 of performance bonuses, pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         In April 1998, the Company issued First Union National Bank warrants to purchase 146,979 shares of common stock at an exercise price of $2.50 per share, which expire April 15, 2000, in consideration for an agreement entered into with First Union for a secured $20 million revolving warehouse line of credit, pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         In April 1998, the Company issued 2,587 shares of common stock to MCA Financial Corporation in exchange for $9,167.26 of accrued dividends due on Westmark Series G Preferred Stock, pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         In April 1998, the Company issued 5,399 shares of common stock to Generation Capital in exchange for $14,683.25 of accrued dividends on the Company's Series B Preferred Stock, pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         In May 1998, the Company issued 12,427 shares of common stock to Dr. Eugene Snowden in exchange for $24,853 of debt, pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         In July 1998 the Company issued a warrant to purchase 60,000 of the Company's common stock at an exercise price of $3.00 per share, expiring May 25, 2000, to Infusion Capital Investment Corp., in connection with the settlement of AMBER CAPITAL CORPORATION, UNIVERSAL SOLUTIONS, INC., PYRAMID HOLDINGS, INC. AND AFFILIATED SERVICES, INC. VS. WESTMARK GROUP HOLDINGS, INC., a lawsuit described under Item 3 of this Form 10-KSB, pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         In August 1998, the Company issued 79,888 shares of common stock to Generation Capital in exchange for $179,749 of debt, pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         In August 1998, the Company issued 4,060 shares of common stock to MCA Financial Corporation in exchange for $9,103.20 of accrued dividends due on Westmark Series G Preferred Stock, pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         In October 1998, in connection with the Exchange Agreement between the Company and Medical Industries of America described under Item 1 of this Form 10-KSB, the Company issued 350,000 shares of common stock in exchange for 200,000 shares of Westmark Series C Convertible Preferred Stock, pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

         In November 1998, the Company issued 7,588 shares of common stock to MCA Financial Corp in exchange for $11,697 in accrued dividends on the Company's Series G Preferred Stock, pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         In November 1998, the Company issued 20,142 shares of common stock to Dr. Eugene Snowden in exchange for the cashless exercise of a warrant to purchase 97,838 shares of common stock at an exercise price of $2.25, pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

         This Annual Report on Form 10-KSB contains forward-looking statements. For this purpose, any statements contained in it that are not statements of historical fact should be regarded forward-looking statements. For example, the words "believes," "anticipates," "plans," and "expects" are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, those shown at the end of this section under the caption "Certain Factors That May Affect Future Results."

         The following discussion of the Company's results of operations and financial condition should be read along with the Company's Financial Statements listed in Item 7 and the Notes to them appearing elsewhere in this Form 10-KSB.

General

         Westmark Mortgage, the Company's wholly-owned subsidiary, is a mortgage banking company engaged in the business of funding, purchasing and selling mortgage loans secured primarily by one-to-four family residences. The Company primarily generates income from (i) gains recognized from premiums on loans sold through whole loan sales to institutional purchasers, (ii) investment income earned on loans held for sale, and (iii) origination fees and related revenue received as part of loan closings. Gain on sale of loans, which represents the sales price in excess of loan acquisition and related costs from whole loan sales, constituted 81% and 79% of total revenues in 1997 and 1998, respectively. Investment income earned on loans held for sale constituted 10% and 11% of total revenues in 1997 and 1998, respectively. Loan origination fees and related revenue represented 8% and 10% of total revenues in 1997 and 1998, respectively.

         The Company sells all of the loans it funds, generally within 30 days of origination. The loans are sold through purchase agreements with Household Financial Services, Green Tree Mortgage Services, Conti Mortgage Corp., Associates Home Equity Services, Inc., and various non-conforming mortgage conduits. These agreements are for specific terms or are open ended, and require the loans to satisfy the underwriting criteria described therein. During 1997 and 1998, the Company sold loans totaling $124 million and $276 million, respectively. The Company does not retain the servicing rights for any of the loans it sells, and sells all loans primarily in whole loan sales. The gain on sale of loans was $6,735,709 and $13,592,080 in 1997 and 1998, respectively.

         The Company does service a small portfolio of approximately $1,000,000 of second mortgage loans with an average loan amount of $40,000 and an average age of one year. These loans were made mostly to high net worth individuals and are secured by property with total mortgage loans of 100 to 125 per cent of the appraised value. The Company intends to sell these loans.

         Loans held for sale were comprised of 2% conforming prime loans and 98% sub-prime loans at December 31, 1997 and 100% sub-prime loans at December 31, 1998. When the Company commits to fund loans, the parties agree upon an interest rate. Until the Company obtains a commitment to sell the loan to an investor, the Company is subject to interest-rate fluctuations.

         Investment income earned on loans held for sale is derived primarily from interest payments on loans in inventory. Certain fixed rate "B/C" loans generally carry a note rate in excess of the Company's borrowing cost. This results in a positive revenue differential between cost to borrow (at the time the loan funds) and the loan sale. However, management's strategy is to sell those loans in whole loan sales and in bulk sales as quickly as practicable in order to optimize cash flow from the sale of the loans. In addition, the Company realizes revenue from loan origination fees and certain loan discount fees.

         The Company assigns credit grades to its sub-prime loans during the underwriting process. These grades range from "A+" to "D". At December 31, 1998, the credit grades assigned to mortgage loans held for sale was approximately 75% "A+", "A" and "A-", 15% "B", 8% "C", and 2% "D". About 60% of these loans were adjustable rate mortgages and 40% were fixed rate. The weighted average interest rate of these loans was approximately 10.4%.

Underwriting

         All home equity loans are underwritten to the Company's mortgage underwriting guidelines. The underwriting process is intended to assess both the prospective borrower's ability to repay the loan and the adequacy of the real property security as collateral for the loan. In the origination process, typically, the loan application is taken by the approved broker/correspondent and the basic application (FNMA Form 1003) and the credit report ordered by the originating office. The 1003 and credit report are forwarded via Toll Free fax to the Boca Raton office. Westmark underwriters grade the credit report and determine acceptability within program guidelines and a preliminary approval/pre-qualification is faxed back to the originator. Approvals are generally generated within a 24 hour period and closing occurs within days. Account executives rely on pagers, fax machines, cellular phones and overnight delivery to be in contact with corporate headquarters at all times. The underwriting standards involve the following:

       o the borrower's ability to repay is analyzed by verifying qualifying income via traditional methods, i.e., self-employed borrowers are asked to supply copies of Federal Income Tax Returns and waged borrowers supply copies of W-2 forms and paystubs, in instances where "stated income" is used, lower loan to value ratios are offered, and verification of the source of the income is obtained (copies of business license, phone verification of employment and/or bank statements);
       o loan to value ratios are adjusted to reflect the condition of the borrower's recent credit history. The greater and more recent the derogatory items are, the more equity the borrower is required to maintain in the property;
       o the property being offered as security for the loan is appraised by a state licensed appraiser. The appraisal report is carefully reviewed by Westmark's staff underwriter to ensure that the loan is sufficiently secured. If there is a question about the quality of the appraisal, a review from another appraiser is obtained. Larger loan sizes require two full independent appraisal reports;
       o on purchase transactions, the borrower's cash down payment is verified as to amount and source to ensure that they have legitimate equity in the property and on refinances, the length of time of ownership is verified, using FNMA guidelines in this area;
       o and, on a case-by-case basis, after review and approval by the Company's underwriters, home equity loans may be made which vary from the underwriting guidelines and any variations must be approved by a senior underwriter or by an executive officer of the Company.

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

Results of Operations

         Fiscal 1998 Compared to Fiscal 1997

         Total revenues increased 107% to $17,300,099 in 1998 from $8,342,506 in 1997. This increase was primarily due to the Company's increased ability to acquire and sell non-conforming mortgages.

         Gain on sale of loans, all of which was derived from premiums on whole loan sales, increased 102% to $13,592,080 in 1998 from $6,735,709 in 1997. This increase was the result of increased sales volume and management's strategy to concentrate on originating and selling non-conforming loans. The volume of non-conforming loans acquired during 1998 was approximately $290 compared to $128 million in 1997 and $41 million in 1996. Because of the Company's strategy of selling loans prior to the first payment, management believes that there is no greater substantive risk in originating non-conforming loans than conforming loans.

         Beginning in October 1998 margins on the sale of loans and the rate of growth in the Company's whole loan sales were both reduced. This was the result of many investors deciding to invest in more liquid securities with higher yields. At the same time several investors who historically had acquired mortgage loans for resale in credit enhanced and non-enhanced packages went out of business or lost their funding sources. Since the October correction, the Company has been able to maintain reduced margins and continue growing, primarily because the investors purchasing a significant majority of the Company's mortgages buy mortgages to hold for investment rather than resale. As a result of this investment approach they are less concerned with liquidity and have continued to purchase the Company's loans in the same or greater quantities as during 1998, although at somewhat reduced premiums.

         Loan origination fees increased 147% to $1,650,143 in 1998 from $667,029 in 1997. This increase is primarily due to increased loan volume and management adjusting the loan origination pricing structure to provide for an increase in per loan origination fees. Initially, this change could reduce the cash requirements at the time of loan funding.

         Investment income, comprised primarily of interest earned on loans held for sale, increased 133% to $1,881,755 in 1998 from $808,975 in 1997. This increase is due primarily to more loan sales in 1998 as compared with 1997.

         Total expenses increased 73% to $15,583,452 in 1998 from $9,032,329 in 1997. This increase is primarily due to (i) an increase in general and administrative expenses and (ii) an increase in direct loan fees.

         Direct loan fee expenses increased 299% to $4,154,060 in 1998 from $1,041,631 in 1997, due primarily to the increase in loan volume, fees paid to brokers and loan processing fees charged by the Company's warehouse lenders.

         Interest expense increased 72% to $1,811,529 in 1998 from $1,053,671 in 1997, due primarily to the increased volume of whole loan sales offset by the reduced borrowing cost associated with the Company's Warehouse Facilities.

         General and administrative expense increased 79% to $9,127,825 in 1998 from $5,109,177 in 1997, due primarily to increased personnel costs as a result of increased loan volume.

         Depreciation and amortization expenses increased in 1998 to $252,538 from $160,497 in 1997, primarily due to increased purchases of computer hardware and software, and leasehold improvements.

         In 1998, the Company had net income of $1,186,718, compared to a net loss of ($1,468,070) in 1997, resulting in net income per share of $0.37 in 1998 as compared with a net loss per share of ($1.06) in 1997.

Liquidity and Capital Resources

         During 1997 and early 1998, the Company experienced certain significant cash flow problems and did, from time to time, experience difficulties meeting its obligations as they became due. In addition, the Company negotiated several settlement agreements with its creditors to settle its outstanding obligations through the issuance of stock. As reflected in the consolidated financial statements, the Company had net income of $1,186,718 in 1998 and a net loss of $1,468,070 in 1997, and as of December 31, 1998, the Company's consolidated financial position reflects a working capital of $770,920. The Company was not in compliance with a covenant relating to reporting of financial information under one of its warehouse lines of credit. Subsequent to the year end, the Company received a waiver of the covenant. We intend to fund our operations during 1999 from our warehouse lines of credit and cash from operations.

         During 1998, the Company provided for an estimated impairment of its investment in preferred stock and in land of $800,000 and $110,000, respectively, to adjust the investments to net realizable value. The Company also recorded a loss of $349,945 in its settlement with Medical Industries of America, Inc. In addition, the Company recorded a deferred tax asset on its balance sheet of $1,275,000 to recognize an asset for estimated tax savings in the future as a result of net operating loss carry forwards. The income tax benefit shown on the income statement of $710,784 is net of $32,000 of current income tax expense, and does not include the reclassification to deferred tax asset of the unamortized excess purchase price (goodwill) of $532,216 recorded when the Company purchased Westmark Mortgage Corporation.

Year 2000 Compliance

         Computer-based systems that utilize two digits rather than four digits to define the applicable year may fail to properly recognize date sensitive information when the year changes to 2000. The Company is in the process of completing a comprehensive review of its computer-based systems to determine if they will be affected by resulting Year 2000 related compliance issues, that is whether those systems have Year 2000 related "computer bugs." So far this review has revealed no material Year 2000 related compliance issues. Because the Company has developed or purchased most of its computer hardware and software systems within the last four years, it does not expect to be affected by Year 2000 issues because of computer-based systems installed before the problem was recognized. Because most of the Company's systems are relatively new, we do not expect to incur Year 2000 compliance related costs that would be material to it. The Company is asking for confirmation from outside vendors, financial institutions and others that they are Year 2000 compliant or that they are developing and implementing plans to become Year 2000 compliant. However, there is no assurance that these outside vendors, financial institutions and others will timely resolve their own Year 2000 compliance issues or that any such failure would not have an adverse effect on the Company. The Company is in the process of completing contingency plans to assure the continuation of its operations if these outside vendors, financial institutions or others fail to timely resolve their own Year 2000 compliance issues. These contingency plans will be completed by March 31, 1999. The Company believes it is devoting the necessary resources to timely address all Year 2000 compliance issues over which we have control

Certain Factors That May Affect Future Results

 o We may make smaller and fewer loans if real estate values decline. If real estate values go down significantly in a recession or for any other reason, potential borrower's property would be worth less and the amount they could borrow by mortgaging their property reduced. This means our potential mortgage loans would be smaller. Additionally, fewer property owners would qualify as borrowers. Existing loans would drop in value because the value of the properties which secure them would go down. Reductions in the size and value of our loans could have a material adverse effect on us.

 o We may suffer losses if the unemployment rate goes up. If unemployment increases due to a recession or for any other reason, delinquencies and foreclosure rates on our loans could go up. An increase in delinquency and foreclosure rates could have a material adverse effect on us.

 o We may suffer losses if interest rates rise. If sub-prime mortgage interest rates go up significantly, potential sub-prime borrowers will tend to make fewer and smaller loans. A material increase in sub-prime mortgage interest rates resulting in fewer and smaller loans could have a material adverse effect on us.

 o We may not be able to renew or replace the warehouse lines of credit that enable us to fund and purchase our mortgage loans. We depend on our warehouse lines of credit to fund originations of new mortgage loans and to purchase existing mortgage loans. If we are unable to renew any of our warehouse lines of credit on similar terms or replace them with other lenders on similar terms, we would have to reduce the number and size of our loan originations and loan purchases, or earn a lower profit margin on each loan we fund or purchase. A reduction in the number and size of our loan originations and loan purchases, or a lower profit margin on loans we fund or purchase because of higher borrowing rates on the money we borrow, could have a material adverse effect on us.

 o We may not be able to locate buyers for the resale of our sub-prime loans, and we may not be able to earn a high profit margin from these sales. We charge higher loan origination fees and higher mortgage interest rates than conforming mortgage market lenders do because our sub-prime borrowers have impaired credit histories, higher amounts of debt, or other sub-prime characteristics. There is no guarantee that we will continue to be able to find buyers for these loans or that the resale value of our loans, compared to our cost of funding or purchasing those loans, will continue to be as profitable as it is today. Our inability to find buyers for our loans, or a fall in the resale value of our loans, could have a material adverse effect on us.

 o We may have to repurchase some of the loans that we sell. We promise some of the buyers of our sub-prime loans that we will repurchase a loan if the borrower commits fraud or fails to make the first payment on the loan. If we were required to repurchase a significant number of loans, it could have a material adverse effect on us.

 o During the period of time after we purchase or originate a loan and before we sell it, we are subject to interest rate and foreclosure risk. While we are holding a loan pending its resale, the borrower could default, requiring us to sell the property at a potential loss. During this period, there might be a rapid increase in mortgage interest rates resulting in a decline in the value of our loans to potential purchasers. A high incidence of foreclosures or rapid increases in interest rates during this period could have a material adverse effect on us.

 o The majority of our loans are purchased by two investors. In 1998, two investors purchased approximately 82% of all the loans we sold. One of those investors purchased over 70% of the loans we sold. The other investor has stopped purchasing mortgage loans altogether. We have replaced that investor with another investor. If the larger investor stopped purchasing our loans, or materially decreased the number of loans purchased from us, it could have a material adverse effect on us.

 o We could incur significant liabilities or legal expenses as a result of claims against us. In the ordinary course of doing business with us, borrowers and private investors make claims against us and sue us. They claim, for example, that our employees, officers, appraisers and other agents are responsible for losses caused by breach of fiduciary duties, misrepresentations, incomplete documents, or failure to comply with applicable regulations. These claims could result in legal expenses or judgments which could have a material adverse effect on us.

 o We may experience a decline in our ability to fund or buy new mortgages in a particular geographic region after a hurricane, tornado, or earthquake. Natural disasters could cause increases in mortgage insurance and homeowners' insurance rates. These rate increases could result in fewer home sales and new mortgages. Structural damage to homes may also cause higher regional delinquency and foreclosure rates. Extensive damage from natural disasters to widespread areas, or areas with a high concentration of our potential sub-prime borrowers, could have a material adverse effect on us.

 o We may not be able to retain our key executives. Our success depends upon our senior management, particularly Mark Schaftlein, our President, Chief Executive Officer and Chairman of the Board, Payton Story, III, the President of our operating company, and Irving Bowen, our Chief Financial Officer. Although we have entered into employment agreements with all three, any one or all of them could nonetheless leave us. The loss of any one of their services could have a material adverse affect on us.

 o Computer-based systems that utilize two digits rather than four digits to define the applicable year may fail to properly recognize date sensitive information when the year changes to 2000. We are in the process of completing a comprehensive review of our computer-based systems to determine if they will be affected by resulting Year 2000 related compliance issues, that is whether those systems have Year 2000 related "computer bugs." So far this review has revealed no material Year 2000 related compliance issues. Because we have developed or purchased most of our computer hardware and software systems within the last four years, we do not expect to be affected by Year 2000 issues because of computer-based systems installed before the problem was recognized. Because most of our systems are relatively new, we do not expect to incur Year 2000 compliance related costs that would be material to us. We are asking for confirmation from outside vendors, financial institutions and others that they are Year 2000 compliant or that they are developing and implementing plans to become Year 2000 compliant. However, there is no assurance that these outside vendors, financial institutions and others will timely resolve their own Year 2000 compliance issues or that any such failure would not have an adverse effect on us. We are in the process of completing contingency plans to assure the continuation of our operations if these outside vendors, financial institutions or others fail to timely resolve their own Year 2000 compliance issues. These contingency plans will be completed by March 31, 1999. We believe we are devoting the necessary resources to timely address all Year 2000 compliance issues over which we have control.

 o Members of Congress and government officials occasionally suggest elimination of all or part of the mortgage interest deduction for federal income tax purposes. Because many of our loans are made to borrowers for consolidating consumer debt or financing consumer purchases, our competitive advantage of tax deductible interest, when compared with other sources of financing, could be eliminated or impaired if Congress actually eliminated or restricted the mortgage interest deduction. Accordingly, the reduction or elimination of the mortgage interest deduction could have a material adverse effect on us.

 o Our Certificate of Incorporation requires us to indemnify any of our directors, officers, employees or agents for expenses incurred in actions, suits or proceedings relating to us. This indemnification includes attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred. It applies if the director, officer, employee or agent is named, or threatened to be named in any action, suit or proceeding because he or she serves as a director, officer, employee or agent of ours, or served or serves, at our request, as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise.

ITEM 7.       FINANCIAL STATEMENTS

         Information with respect to this item is set forth in the "Index" to Consolidated Financial Statements on Page F-1 through F-21.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT AND FINANCIAL DISCLOSURE

         Comiskey & Company resigned as the Company's independent certified public accountants effective January 2, 1998. There were no disagreements between the Company and Comiskey & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure in connection with the audits of the fiscal years ended December 31, 1994, 1995, and 1996, and all subsequent interim periods. Rachlin, Cohen & Holz was engaged on January 2, 1998 as the Company's independent certified public accountants. This change in accountants was previously reported in the Company's Form 8-K filed on January 6, 1998 and the Company's 1997 Form 10-KSB filed on March 31, 1998.

           PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT EXECUTIVE OFFICERS AND DIRECTORS

         The information required by this item is incorporated by reference from the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 30, 1999.

ITEM 10.      EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 30, 1999.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 30, 1999.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 30, 1999.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

Exhibit                    Description

2.1(a)*                    Form of Plan and Agreement of Merger by and between Westmark Group Holdings, Inc., a Colorado
                           Corporation and Westmark Group Holdings,  Inc.-Delaware, a Delaware corporation (See Exhibit 2.1(a) to
                           Form 10-KSB filed with the Commission on March 31, 1998).
2.1(b)*                    Exchange Agreement among the Company, GTB Company, and Green World Technologies, Inc. dated December
                           14, 1997 (See Exhibit 2.1 to Form 8-K filed with the Commission on December 30, 1997).
2.1(c)*                    Exchange Agreement between the Company and Medical Industries of America, Inc. dated October 20,
                           1998. (See Exhibit 99.1 to Form 8-K filed with the Commission on November 9, 1998).
3.1(a)*                    Articles of Incorporation of Eagle Venture Investments, Inc. (See Exhibit 3.1 to Registration  Statement
                           on Form S-18 filed with the Commission on August 24, 1987).
3.1(b)*                    Articles of Amendment to Articles of Incorporation of Eagle Venture Investments, Inc. (See Exhibit 3.1 to
                           Registration Statement on Form S-18 filed with the Commission on August 24, 1987).
3.1(c)*                    Article of  Amendment to Articles of  Incorporation  of Eagle Venture Acquisitions, Inc. (See Exhibit
                           3.1(c) to Form 10-KSB filed with the Commission on March 31, 1998).
3.1(d)*                    Articles of  Amendment  to Articles of  Incorporation  of Network Real Estate of California, Inc. (See
                           Exhibit 3.1(d) to Form 10-KSB filed with the Commission on March 31, 1998).
3.1(e)*                    Articles of  Amendment  to Articles of  Incorporation  of Network Real Estate of California, Inc. (See
                           Exhibit 3.1(e) to Form 10-KSB filed with the Commission on March 31, 1998).
3.1(f)*                    Articles of  Amendment  to Articles of  Incorporation  of Network Real Estate of California, Inc. (See
                           Exhibit 3.1(f) to Form 10-KSB filed with the Commission on March 31, 1998).
3.1(g)*                    Articles of Amendment to Articles of Incorporation of Network Financial Services, Inc. (See Exhibit 3.1
                           to Form 10-K405 filed with the Commission on April 14, 1995).

3.1(h)*                    Articles of Amendment to Articles of Incorporation  of Westmark Group Holdings, Inc. (See Exhibit 3.1(h)
                           to Form 10-KSB filed with the Commission on March 31, 1998).
3.2(a)*                    Certificate  of  Incorporation  of Westmark  Group  Holdings, Inc.- Delaware (See Exhibit 3.2(a) to Form
                           10-KSB filed with the Commission on March 31, 1998).
3.2(b)*                    Certificate of Amendment to Certificate of  Incorporation  of Westmark Group Holdings, Inc. (See Exhibit
                           3.1 to Form 8-K filed with the Commission on August 29, 1997).
3.3*                       By-laws of the Company (See Exhibit 3.3 to Form 10-KSB filed with the Commission on March 31, 1998).
4.1*                       Form of Specimen Common Stock Certificate (See Exhibit 4.1 to Form 10-KSB filed with the Commission on March 31, 1998).
4.2*                       Series A Preferred Stock  Designation  (See Exhibit 4.2 to Form 10-KSB filed with the Commission on March
                           31, 1998).
4.3*                       Series B Preferred Stock Designation (See Exhibit 4.3 to Form 10-KSB  filed with the Commission on March
                           31, 1998).
4.4*                       Series C Preferred Stock Designation (See Exhibit 4.4 to Form 10-KSB  filed with the Commission on March
                           31, 1998).
4.5*                       Series D Preferred Stock Designation (See Exhibit 4.5 to Form 10-KSB  filed with the Commission on March
                           31, 1998).
4.6*                       Series E Preferred Stock Designation (See Exhibit 4.6 to Form 10-KSB  filed with the Commission on March
                           31, 1998).
4.7*                       Series F Preferred Stock Designation (See Exhibit 4.7 to Form 10-KSB  filed with the Commission on March
                           31, 1998).
4.8                        Series G Preferred Stock Designation.
10.1*                      Warehouse Credit and Security  Agreement between the Company and Princap Mortgage  Warehouse, Inc. dated
                           October 26, 1997 (See Exhibit 10.1 to Form 10-KSB filed with the Commission on March 31, 1998).
10.2*                      Warehouse and Security  Agreement  between the Company and TMS Mortgage, Inc. dated March 3, 1997 (See
                           Exhibit 10.2 to Form 10-KSB filed with the Commission on March 31, 1998).
10.3*                      Sales and  Purchase Agreement between the Company and TMS  Mortgage, Inc. dated March 25, 1995 (See
                           Exhibit 10.3 to Form 10-KSB filed with the Commission on March 31, 1998).
10.4*                      $5,000,000 Warehouse Line Revolving Credit Agreement  between the Company and Household Financial
                           Services, Inc. dated April 7, 1997 (See Exhibit 10.4 to Form 10-KSB filed with the Commission on
                           March 31, 1998).
10.5*                      Security and Collateral Agency  Agreement between the Company and Household Financial Services, Inc.
                           dated April 7, 1997 (See Exhibit 10.5 to Form 10-KSB filed with the Commission on March 31, 1998).
10.6*                      First Amendment to Credit Agreement and First Amendment to Revolving Credit Line between the Company and
                           Household Financial Services, Inc. dated April 7, 1997 (See Exhibit 10.6 to Form 10-KSB filed with the
                           Commission on March 31, 1998).
10.7*                      Continuing Loan Purchase Agreement between the Company and Household Financial Services, Inc. dated
                           February 26, 1996 (See Exhibit 10.7 to Form 10-KSB filed with the Commission on March 31, 1998).
10.8*                      Mortgage  Warehousing and Security Agreement between the Company and Mortgage Corporation of America (See
                           Exhibit 10.8 to Form 10-KSB filed with the Commission on March 31, 1998).
10.9*                      Master Purchase Agreement between the Company and Mortgage Corporation of America dated June 2, 1997
                           (See Exhibit 10.9 to Form 10-KSB filed with the Commission on March 31, 1998).
10.10                      Master Agreement for Sale and Purchase of Mortgages  between the Company and Conti Mortgage  Corporation dated June 3, 1997.
10.11                      Amendment to Master Agreement for Sale and Purchase of Mortgages between the Company and ContiMortgage
                           Corporation dated June 3, 1997.
10.12*                     Mortgage Loan Warehousing  Agreement between the Company and First Union National Bank (See Exhibit 10.1
                           to Form 10-QSB filed with the Commission on May 14, 1998).
10.13*                     Security  Agreement between the Company and First Union National Bank (See Exhibit 10.2 to Form 10-QSB
                           filed with the Commission on May 14, 1998).
10.14                      Warehouse Line of Credit and Security  Agreement between the Company and Republic Bank dated October 6,
                           1998.
10.15                      Second Amendment to Credit Agreement, Second Amendment to Revolving Note and First Amendment to
                           Security Agreement between the Company and Household Financial Services, Inc. dated October 7, 1998.
10.16                      Third Amendment to Credit  Agreement and Second Amendment to Security Agreement between the Company and
                           Household Financial Services, Inc. dated February 4, 1999.
10.17*                     Mark Schaftlein Employment Agreement (See Exhibit 10.15 to Form 10-KSB filed with the Commission on
                           March 31, 1998).
10.18*                     Mark Schaftlein Amendment to Employment Agreement (See Exhibit 10.16 to Form 10-KSB filed with the
                           Commission on March 31, 1998).


10.19*                     Payton Story Employment Agreement (See Exhibit 10.17 to Form 10-KSB filed with the Commission on
                           March 31, 1998).
10.20*                     Payton  Story Amendment to Employment Agreement (See  Exhibit 10.18 to Form 10-KSB filed with the
                           Commission on March 31, 1998).
10.21*                     Louis Resweber Director Agreement (See Exhibit 10.19 to Form 10-KSB filed with the Commission on March
                           31, 1998).
10.22*                     Louis Resweber Employment Agreement (See Exhibit 10.20 to Form 10-KSB filed with the Commission on March
                           31, 1998).
10.23*                     Irving Bowen Employment Agreement (See Exhibit 10.21 to Form 10-KSB filed with the Commission on March
                           31, 1998).
10.24*                     Harry Coolidge Amended and Restated Consulting Agreement (See Exhibit 10.22 to Form 10-KSB filed with the Commission on March 31, 1998).
10.25*                     Harry Coolidge Amendment to Consulting Agreement (See Exhibit 10.23 to Form 10-KSB filed with the
                           Commission on March 31, 1998).
10.26*                     Harry Coolidge Second Amendment to Consulting  Agreement (See Exhibit 10.24 to Form 10-KSB filed with the
                           Commission on March 31, 1998).
10.27                      Amendment to Employment Agreement of Mark Schaftlein dated March 31, 1998.
10.28                      Amendment to Employment Agreement of Payton Story III dated March 31, 1998.
10.29                      Amendment to Employment Agreement of Louis Resweber dated March 31, 1998.
10.30                      Amendment to Employment Agreement of Irving H. Bowen dated March 31, 1998.
10.31                      Amendment to Consulting Agreement of Harry Coolidge dated March 31, 1998.
10.32                      Stock Purchase Agreement between the Company and Mark Schaftlein.
10.33                      Stock Purchase Agreement between the Company and Payton Story, III.
10.34                      Stock Purchase Agreement between the Company and Irving Bowen.
10.35*                     Form of  Indemnification  Agreement  between the Company and each of its Directors (See Exhibit 10.1 to
                           Form 8-K filed with the Commission on November 9, 1998).
10.36*                     1990  Non-Qualified Stock Option Plan (See Exhibit  10.25 to Form 10-KSB filed with the Commission on
                           March 31, 1998).
10.37*                     1993  Non-Qualified Stock Option Plan (See Exhibit  10.26 to Form 10-KSB filed with the Commission on
                           March 31, 1998).
10.38*                     1994 Non-Qualified Stock Option Plan (See Exhibit  10.27 to Form 10-KSB filed with the Commission on
                           March 31, 1998).
10.39*                     Settlement  Agreement between the Company and Medical Industries of America,  Inc. dated January 23, 1997
                           (See Exhibit 10.30* to Form 10-KSB filed with the Commission on March 31, 1998).
10.40*                     Modification to Settlement Agreement between the Company.
                           and Medical Industries of America, Inc. dated March 31, 1997(See Exhibit 10.31 to Form 10-KSB   filed
                           with the Commission on March 31, 1998).
10.41*                     Amendment to Modified Settlement Agreement between the Company and Medical Industries of America dated
                           June 26, 1997 (See Exhibit 10.32 to Form 10-KSB filed with the Commission on March 31, 1998).
10.42*                     Revised  Settlement  Agreement between the Company and Medical  Industries of America, Inc. (See Exhibit
                           10.33 to Form 10-KSB filed with the Commission on March 31, 1998).
10.43*                     Settlement  Agreement and Mutual  Release of All Claims  between the Company and Harden dated November 3,
                           1997(See Exhibit 10.34 to Form 10-KSB filed with the Commission on March 31, 1998).
10.44*                     Settlement  Agreement by and among the Company and Michael Morrell and Linda Moore dated January 23, 1997
                           (See Exhibit 10.35 to Form 10-KSB filed with the Commission on March 31, 1998).
10.45*                     Amendment to Settlement  Agreement  by and among the Company and Michael  Morrell and Linda Moore dated
                           November 19, 1997 (See Exhibit 10.36 to Form 10-KSB filed with the Commission on March 31, 1998).
10.46                      Green Tree Mortgage Services Correspondent  Agreement between Westmark  Mortgage Corporation and Green
                           Tree Financial Corporation, dated May 21, 1997.
10.47                      Master Purchase and Sale Agreement between Westmark Mortgage Corporation and FC Capital Corporation,
                           dated November 2, 1998.
11.1                       Statement Re: Computation of Per Share Earnings.
16.1 *                     Letter on change in certifying accountant (See  Exhibit 1.1 to Form 8-K filed with the Commission on
                           January 6, 1998).
21.1*                      List of Subsidiaries (See Exhibit 21.1 to Form 10-KSB filed with the Commission on March 31, 1998).
23.1                       Consent of Rachlin Cohen & Holtz, LLP.
27.1                       Financial Data Schedule.

* The exhibits thus designated are incorporated herein by reference as exhibits hereto. Following the description of such exhibits is a reference to the copy of the exhibit heretofore filed with the Commission, to which there have been no amendments or changes.

(b)      REPORTS ON FORM 8-K

Form 8-K filed on January 6, 1998 reported the change of the Company's Certifying Account

Form 8-K filed on November 9, 1998 reported the following items: (1) the Company entering into an Indemnification Agreement with each of its Directors; and (2) the Company executing an Exchange Agreement with Medical Industries of America, Inc.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      WESTMARK GROUP HOLDINGS, INC.
                                                           (Registrant)

Date: March 29, 1999                                  By: /s/ Mark Schaftlein
                                                      -----------------------

                                                           Mark Schaftlein
                                                           President, Chief Executive Officer and
                                                           Chairman of the Board of Directors

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                             TITLE                                                DATE

/s/ MARK SCHAFTLEIN                                   President, Chief Executive                           March 29, 1999
-------------------
Mark Schaftlein                                       Officer and Chairman of the Board
                                                      of Directors (Principal Executive Officer)

/S/ IRVING BOWEN                                      Treasurer, Chief Financial                           March 29, 1999
Irving Bowen                                          Officer and Director (Principal
                                                      Financial Officer and
                                                      Accounting Officer)

/S/ PAYTON STORY, III                                 Director                                             March 29, 1999
---------------------
Payton Story, III


/S/ LOUIS RESWEBER                                    Director                                             March 29, 1999
Louis Resweber


/S/ ALLAN C. SORENSEN                                 Outside Director                                     March 29, 1999
---------------------
Allan C. Sorensen


/S/ JOHN O. HOPKINS                                   Outside Director                                     March 29, 1999
-------------------
John O. Hopkins

                                       16

                  WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY



                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------




                                                                         PAGE
                                                                         ----


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       F-1


CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheet                                                         F-2

   Statements of Operations                                              F-3

   Statements of Stockholders' Equity                                  F4 - F-5

   Statements of Cash Flows                                              F-6

   Notes to Consolidated Financial Statements                         F-7 - F-21

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Westmark Group Holdings, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of Westmark Group Holdings, Inc. and Subsidiary as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westmark Group Holdings, Inc. and Subsidiary as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.


                            RACHLIN COHEN & HOLTZ LLP


Fort Lauderdale, Florida
March 19, 1999

                  WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1998





                                    ASSETS
                                    ------
Current Assets:
   Cash and cash equivalents                                                            $ 7,111,373
   Accounts receivable                                                                    1,259,252
   Mortgage loans held for sale                                                          21,741,557
   Deferred tax asset                                                                     1,275,000
                                                                                        -----------
      Total current assets                                                               31,387,182

Property and Equipment                                                                      578,382

Investments in Preferred Stock                                                              349,028

Investments in Real Estate                                                                  511,500

Other Assets                                                                                315,982
                                                                                        -----------
      Total assets                                                                      $33,142,074
                                                                                        ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current Liabilities:
   Warehouse lines of credit                                                            $29,006,951
   Notes payable and current maturities of capital leases                                   304,525
   Settlements payable                                                                      309,746
   Accounts payable                                                                         723,765
   Accrued liabilities                                                                      221,775
   Income taxes payable                                                                      32,000
   Dividends payable                                                                         17,500
                                                                                        -----------
      Total current liabilities                                                          30,616,262
                                                                                        -----------
Long-Term Portion of Capital Lease Obligations                                               39,749
                                                                                        -----------

Commitments, Contingencies, Subsequent Event and Other Matters                                    -

Stockholders' Equity:
   Preferred stock $.001 par value; 10,000,000 shares authorized;
      150,005 shares issued and outstanding; stated at liquidation value                    600,010
   Common stock, $0.005 par value; 15,000,000 shares authorized;
      3,315,824 shares issued and outstanding                                                16,579
   Additional paid-in capital                                                            29,293,091
   Deficit                                                                              (27,173,617)
   Stock subscription receivable                                                           (250,000)
                                                                                        -----------
         Total stockholders' equity                                                       2,486,063
                                                                                        -----------
         Total liabilities and stockholders' equity                                     $33,142,074
                                                                                        ===========


                See notes to consolidated financial statements.

                  WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                                                       1998            1997
                                                                                       ----            ----
Revenues:
   Gain on sale of loans                                                           $13,592,080     $ 6,735,709
   Loan origination fees                                                             1,650,143         667,029
   Interest income                                                                   1,881,755         808,975
   Other income                                                                        176,121         130,793
                                                                                   -----------     -----------
                                                                                    17,300,099       8,342,506
                                                                                   -----------     -----------
Costs and Expenses:
   Direct loan fees                                                                  4,154,060       1,041,631
   Interest expense (warehouse interest $1,773,048 and $783,697)                     1,811,529       1,053,671
   General and administrative                                                        9,127,825       5,109,177
   Common stock issued for services                                                    237,500       1,667,353
   Depreciation                                                                        153,622          69,824
   Amortization                                                                         98,916          90,673
                                                                                   -----------     -----------
                                                                                    15,583,452       9,032,329
                                                                                   -----------     -----------
Income (Loss) from Operations                                                        1,716,647        (689,823)
                                                                                   -----------     -----------

Other Income (Expense):
   Dividend income                                                                     105,000         140,000
   Provision for estimated impairment in value of investment in preferred stock       (800,000)              -
   Provision for estimated impairment in value of investment in land                  (110,000)       (590,000)
   Loss arising from exchange agreement with MIOA                                     (349,945)              -
   Other                                                                               (85,768)         68,978
                                                                                   -----------     -----------
                                                                                    (1,240,713)       (381,022)
                                                                                   -----------     -----------
Income (Loss) from Continuing Operations Before Income Taxes                           475,934      (1,070,845)

Income Tax Expense (Benefit)                                                          (710,784)        147,000
                                                                                   -----------     -----------
Income (Loss) from Continuing Operations                                             1,186,718      (1,217,845)
                                                                                   -----------     -----------

Discontinued Operations:
   Loss on disposal of subsidiary, net of tax effect of $147,000                             -        (250,225)
                                                                                   -----------     -----------

Net Income (Loss)                                                                  $ 1,186,718     $(1,468,070)
                                                                                   ===========     ===========

Earnings (Loss) Per Common Share:
   Basic:
      From continuing operations                                                   $      0.37     $     (0.89)
      From discontinued operations                                                           -           (0.17)
                                                                                   -----------     -----------
      Net Income (Loss)                                                            $      0.37     $     (1.06)
                                                                                   ===========     ===========

   Diluted:
      From continuing operations                                                   $      0.37
      From discontinued operations                                                           -
                                                                                   -----------
      Net Income (Loss)                                                            $      0.37
                                                                                   ===========



                 See notes to consolidated financial statements.

                  WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                                                   Preferred Stock            Common Stock
                                                                                   ---------------            -------------
                                                                                 Shares        Amount       Shares      Amount
                                                                                 ------        ------       ------      ------
Balance, December 31, 1996                                                       780,000     $3,250,000     966,600     $ 4,833

Year Ended December 31, 1997:
   Conversion of Series A preferred shares including cumulative
      dividends to common stock                                                 (100,000)      (400,000)    197,800         989
   Conversion of Series B preferred shares including cumulative
      dividends to common stock                                                 (249,995)      (499,990)    345,264       1,726
   Conversion of Series D preferred shares to notes payable                      (50,000)      (250,000)          -           -
   Retirement of Series E preferred shares and issuance of 37,500 shares of common stock pursuant to an exchange agreement
     regarding Green World Technologies, Inc.                                   (130,000)    (1,300,000)     37,500         188
   Conversion of callable preferred stock into common stock                            -              -      30,000         150
   Cumulative preferred dividends                                                      -              -           -           -
   Issuance of common stock for services and debt conversions                          -              -     680,822       3,404
   Sale of common stock                                                                -              -     131,669         658
   Amortization of unearned shares                                                     -              -           -           -
   Net loss                                                                            -              -           -           -
                                                                                --------      ---------   ---------     -------
Balance, December 31, 1997                                                       250,005      $ 800,010   2,389,655     $11,948
                                                                                ========      =========   =========     =======






                                                                               Additional       Other
                                                                                Paid-In         Equity
                                                                                Capital       Reductions      Deficit        Total
                                                                                -------       ----------      -------        -----

Balance, December 31, 1996                                                   $24,801,364    $(1,200,254)  $(26,655,416)   $ 200,527

Year Ended December 31, 1997:
   Conversion of Series A preferred shares including cumulative
      dividends to common stock                                                  444,011              -              -     $ 45,000
   Conversion of Series B preferred shares including cumulative
      dividends to common stock                                                  564,803              -              -       66,539
   Conversion of Series D preferred shares to notes payable                            -              -              -     (250,000)
   Retirement of Series E preferred shares and issuance of 37,500 shares of common stock pursuant to an exchange agreement
     regarding Green World Technologies, Inc.                                     74,812              -              -   (1,225,000)
   Conversion of callable preferred stock into common stock                       74,850              -              -       75,000
   Cumulative preferred dividends                                                      -              -       (122,198)    (122,198)
   Issuance of common stock for services and debt conversions                  1,192,993              -              -    1,196,397
   Sale of common stock                                                          343,198              -              -      343,856
   Amortization of unearned shares                                                     -      1,200,254              -    1,200,254
   Net loss                                                                            -              -     (1,468,070)  (1,468,070)
                                                                             -----------    -----------   -------------  ----------
Balance, December 31, 1997                                                   $27,496,031    $         -   $(28,245,684)  $   62,305
                                                                             ===========    ===========   =============  ==========


                See notes to consolidated financial statements.

                  WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1998 AND 1997




                                                                         Preferred Stock           Common Stock
                                                                         ---------------           ------------
                                                                       Shares       Amount        Shares      Amount
                                                                       ------       ------        ------      ------

Balance, December 31, 1997                                            250,005     $ 800,010      2,389,655    $11,948

Year Ended December 31, 1998:
   Conversion of Series C preferred shares to common stock           (200,000)     (700,000)       350,000      1,750
   Sale of Series G preferred shares and conversion of
     common stock into Series G preferred stock                       100,000       500,000        (48,624)      (243)
   Sale of common stock to management                                       -             -        400,000      2,000
   Conversion of debt into common stock                                     -             -         92,315        469
   Cumulative preferred dividends                                           -             -              -          -
   Payment of dividend in common stock                                      -             -         19,634         98
   Issuance of common stock for management bonus                            -             -        112,930        558
   Cancellation of stock                                                    -             -        (20,228)      (102)
   Exercise of cashless warrant                                             -             -         20,142        101
   Net income                                                               -             -              -          -
                                                                     --------     ---------      ---------    -------
Balance, December 31, 1998                                            150,005     $ 600,010      3,315,824    $16,579
                                                                     ========     =========      =========    =======




                                                                Additional         Stock
                                                                 Paid-In        Subscriptions
                                                                 Capital          Receivable      Deficit         Total
                                                                 -------        -------------     -------         -----

Balance, December 31, 1997                                       $27,496,031     $        -    $(28,245,684)   $   62,305

Year Ended December 31, 1998:
   Conversion of Series C preferred shares to common stock           698,250              -               -             -
   Sale of Series G preferred shares and conversion of
     common stock into Series G preferred stock                     (193,613)             -               -       306,144
   Sale of common stock to management                                848,000       (250,000)              -       600,000
   Conversion of debt into common stock                              206,971              -               -       207,440
   Cumulative preferred dividends                                          -              -         (70,000)      (70,000)
   Payment of dividend in common stock                                44,553              -         (44,651)            -
   Issuance of common stock for management bonus                     236,942              -               -       237,500
   Cancellation of stock                                             (43,942)             -               -       (44,044)
   Exercise of cashless warrant                                         (101)             -               -             -
   Net income                                                              -              -       1,186,718     1,186,718
                                                                 -----------     ----------    ------------    ----------

Balance, December 31, 1998                                       $29,293,091     $ (250,000)   $(27,173,617)   $2,486,063
                                                                 ===========     ==========    ============    ==========


                See notes to consolidated financial statements.

                  WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997




                                                                                        1998            1997
                                                                                        ----            ----
Cash Flows from Operating Activities:
   Net income ( loss)                                                              $ 1,186,718     $(1,468,070)
   Adjustments to reconcile net income (loss) to net cash
      provided (used) by operating activities:
        Depreciation                                                                   153,622          69,824
        Amortization                                                                    98,916          90,673
        Deferred income taxes                                                         (742,784)              -
        Common stock issued for services                                               237,500       1,667,353
        Loss on disposal of assets                                                     105,877         397,225
        Impairment in value of investment in land and preferred stock                  910,000         590,000
        Loss on exchange agreement with MIOA                                           349,945               -
        Changes in operating assets and liabilities:
          (Increase) decrease in:
            Accounts receivable                                                     (1,234,102)              -
            Mortgage loans held for sale                                           (13,978,333)     (2,793,181)
            Other assets                                                              (144,145)       (441,547)
          Increase (decrease) in:
            Accounts payable                                                           238,144      (1,159,792)
            Accrued liabilities                                                       (137,512)       (272,262)
            Settlements payable                                                       (424,233)        326,419
            Warehouse lines of credit                                               21,273,459       2,985,471
            Income taxes payable                                                        32,000               -
                                                                                   -----------     -----------
              Net cash provided (used) by operating activities                       7,925,072          (7,887)
                                                                                   -----------     -----------

Cash Flows from Investing Activities:
   Purchases of property and equipment                                                (576,373)       (115,015)
   Proceeds from sale of buildings                                                     394,078               -
   Investment in intangible assets                                                    (171,837)              -
                                                                                   -----------     -----------
              Net cash used by investing activities                                   (354,132)       (115,015)
                                                                                   -----------     -----------

Cash Flows from Financing Activities:
   Sale of Series G preferred stock                                                    306,144               -
   Proceeds from issuance of notes payable                                             346,311         152,238
   Payments on debt                                                                 (1,812,032)       (291,715)
   Sale of common stock                                                                600,000         343,856
                                                                                   -----------     -----------
              Net cash (used) provided by financing activities                        (559,577)        204,379
                                                                                   -----------     -----------
Net Increase in Cash and Cash Equivalents                                            7,011,363          81,477

Cash and Cash Equivalents, Beginning                                                   100,010          18,533
                                                                                   -----------     -----------
Cash and Cash Equivalents, Ending                                                  $ 7,111,373     $   100,010
                                                                                   ===========     ===========
Supplemental Disclosures:
   Cash paid for interest                                                          $ 1,654,348     $   986,284
                                                                                   ===========     ===========


                See notes to consolidated financial statements.

                  WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Capitalization

             Westmark Group Holdings, Inc. ("the Company"), through its wholly-owned subsidiary, is engaged in the business of purchasing and selling residential mortgage loans. The Company deals primarily in non-conforming loans (generally those borrowers outside the conforming guidelines).

             The Company's Articles of Incorporation, as amended, authorize the Company to issue and have outstanding at any one time 15,000,000 shares of common stock with a par value of $0.005 and 10,000,000 shares of preferred stock with a par value of $0.001. In August 1997, the Company effected a 1 for 5 reverse stock split, decreased the number of authorized shares of common stock from 50,000,000 to 15,000,000, and adjusted the par value from $.001 to $.005 per share. This stock split has been given retroactive effect in these consolidated financial statements.

             The Company has established and has issued and has outstanding the following shares of Preferred Stock Series:

                Series B, $2.00 stated value, 10% cumulative, convertible, 300,000 shares authorized, 50,005 shares issued and outstanding. Convertible into common stock at 42% of the closing bid price on the day prior to conversion, not to exceed $1.35 per share.

                Series G, $5.00 stated value, 10% cumulative, convertible, 100,000 shares authorized, issued and outstanding. Convertible into 123,212 shares of common stock.

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

                 WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Mortgage Loans Held for Sale

             Mortgage loans are originated by retail brokers and closed and purchased by the Company to be sold to investors. The loans are reported at the lower of aggregate cost or market. The cost of mortgage loans held for sale is the cost of the mortgage loans reduced or increased by the net deferred fees or costs associated with originating or acquiring the loans. Market value is determined by outstanding commitments from investors or current investor yield requirements. No allowance for market losses on mortgage loans held for sale at December 31, 1998 was considered necessary.

         Property and Equipment

             Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Repairs, maintenance and replacements which do not extend the lives of the respective assets are charged to expense as incurred. Gain or loss on disposition of assets is recognized currently.

         Cost in Excess of Net Assets Acquired

             Cost in excess of assets purchased ("goodwill"), which represents the excess purchase price over the fair value of net assets acquired, was amortized on a straight-line basis over a ten-year period. As of December 31, 1998 pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the carrying value of goodwill has been reduced to zero as a result of recognizing tax benefits relating to net operating loss carryforwards existing at the time of the acquisition. (See
             Note 12)

         Concentrations of Credit Risk

             Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents, accounts receivable, and mortgage loans held for sale.

             From time to time during the year, the Company had deposits in financial institutions in excess of the federally insured limits. At December 31, 1998, the Company had deposits in excess of federally insured limits of approximately $11,560,000. The Company maintains its cash with high quality financial institutions which the Company believes limits these risks.

             Accounts receivable arise from net fees receivable from title companies for closed loans, interest receivable on mortgage loans held for sale, and the sale of mortgage loans to investors where payment in full has not been received as of the date of these consolidated financial statements. The Company believes risk is limited by the quality of the investors (see Note 15) and the short-term nature of the receivables.

                 WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Concentrations of Credit Risk (Continued)

             Mortgage loans held for sale include amounts due from mortgagees prior to the sale of the loans to investors which usually occurs within 30 days. The Company originates and purchases mortgage loans based on an evaluation of the mortgagees' financial condition and based upon an appraisal of the collateral real estate. Management believes the collateral, coupled with the short holding period, limits risk.

         Use of Estimates

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates as to which it is reasonably possible that a change to the estimate could occur in the near term include allowance for market losses on mortgage loans held for sale, estimated valuation allowance for deferred tax assets, and the fair value of investments in preferred stock and real estate. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

         Income Taxes

             The Company accounts for its income taxes using SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         Advertising Costs

             Advertising costs are expensed as incurred. Advertising costs incurred for the years ended December 31, 1998 and 1997 were not material.

         Fair Value of Financial Instruments

             The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These instruments include cash, accounts receivable, mortgage loans held for sale, warehouse lines of credit, debt and capital leases, and accounts and settlements payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

                 WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recent Accounting Pronouncements

             In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and displaying comprehensive income, its components, and accumulated balances. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both SFAS No. 130 and SFAS No. 131 are effective for periods beginning after December 15, 1997. The Company adopted these new accounting standards in 1998, and their adoption had no effect on the Company's financial statements and disclosures.

             In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

             Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

         Reclassifications

             Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the 1998 presentation.


NOTE 2.  PROPERTY AND EQUIPMENT


          Equipment and furniture                               $1,050,807
          Less accumulated depreciation                            472,425
                                                             -------------
                                                               $   578,382
                                                             =============

                 WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  PROPERTY AND EQUIPMENT (Continued)

         During 1998, the Company relocated the headquarters of the Company and sold the buildings it previously occupied. These sales resulted in a net loss to the Company of approximately $106,000.

         In 1998, the Company incurred a capital lease obligation of $58,026 in connection with the purchase of furniture and equipment.


NOTE 3.  EXCHANGE AGREEMENT - MEDICAL INDUSTRIES OF AMERICA, INC.

         As of December 31, 1997, the Company owned 200,000 shares of Medical Industries of America, Inc., formerly known as Heart Labs of America, Inc. ("MIOA") Series B convertible preferred stock (see Note 4). Additionally, MIOA had an equity investment in the Company, as well as having advanced the Company funds in exchange for promissory notes. MIOA owned 333,458 common shares of the Company, as well as 200,000 shares of the Company's Series C Preferred Stock. The Series C Preferred Stock had a $3.50 per share stated value, earned a 10% cumulative dividend, and was convertible into common shares of the Company at the lesser of $7.50 or 84% of the closing bid on the day prior to conversion.

         The Company and MIOA disputed certain rights and obligations under the various agreements that existed between the Companies and as a result, in October 1998, all disputes between the Company and MIOA were resolved pursuant to an exchange agreement which provided the following:

             A promissory note of approximately $1,707,555 due to MIOA by the Company was satisfied in full with the assignment back to MIOA of 172,750 shares of Series B MIOA preferred stock and $112,500 in cash;

             The 200,000 shares of the Company's Series C preferred stock owned by MIOA was converted into 350,000 shares of common stock;

             Required payment of accrued but unpaid dividends receivable and payable was waived;

             MIOA received a warrant to purchase 100,000 shares of Company common stock for $3.25 per share which expires September 30, 2000;

             The Company agreed to repurchase up to $1 million dollars of common stock owned by MIOA at prices ranging from $4.82 to $5.73 per share if diluted earnings per share criteria, as defined by the agreement, are not attained. As of December 31, 1998, the Company has met the criteria, as defined, and no obligation to repurchase currently exists. The potential obligation to repurchase Company common stock is secured by a contingency reserve fund and the shares of Series B preferred MIOA stock held by the Company (see
             Note 4). The contingency reserve is held in a short-term certificate of deposit in the amount of $200,000, which is included in cash and cash equivalents in these consolidated financial statements.

                 WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  EXCHANGE AGREEMENT - MEDICAL INDUSTRIES OF AMERICA, INC. (Continued)

         The Company has the right, but not the obligation, to repurchase all Company common stock owned by MIOA at $5.73 per share, subject to certain restrictions contained in the agreement.

         As a result of this transaction, the Company recorded a loss of $349,945, which is presented in the statement of operations as "loss arising from exchange agreement with MIOA."


NOTE 4.  INVESTMENTS IN PREFERRED STOCK

         Medical Industries of America, Inc.

             Subsequent to the recording of the above described exchange agreement, the Company is the owner of 27,250 shares of Medical Industries of America, Inc. ("MIOA") convertible, redeemable, non-voting Series B preferred stock (see Note 3). The stock carries a 7% cumulative dividend, payable whether or not declared, a $10 per share liquidation preference, and is convertible for a period of 10 years from the date of issuance into registered common shares of MIOA at the average of the bid and asked price of the MIOA common stock for the thirty days prior to conversion. MIOA may redeem the shares of preferred stock at any time for $10 per share.

             This investment is classified as available for sale under the criteria established by SFAS No. 115, "Accounting for Investments in Marketable Securities." Its market value is deemed to be $272,250, which is equal to cost, and which has been determined by reference to the common stock into which it is convertible. The Company considers current liquidity of MIOA common stock to be sufficient to sustain this market value. There were no unrealized holding gains and losses attributable to this investment in 1998 or 1997.

         Green World Technologies, Inc.

             Effective July 1996, the Company entered into an agreement under which the Company acquired all of the issued and outstanding capital stock of Green World Technologies, Inc. ("Green World"), a provider of air conditioner enhancement products, from GTB Company ("GTB").

             Management subsequently decided to focus the Company's resources exclusively on its mortgage operations. In December 1997, the Company divested substantially all of its interest in Green World pursuant to an exchange agreement between the Company, GTB and Green World (the "Exchange Agreement"). Under the Exchange Agreement, the Company retained Green World Series A Preferred Stock representing approximately 18.5% of the capital stock of Green World on a fully diluted basis and at December 31, 1997, had an obligation to pay Green World, pursuant to a promissory note, $380,000. This obligation was paid in full during 1998.

                 WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 4.  INVESTMENTS IN PREFERRED STOCK (Continued)

         Green World Technologies, Inc. (Continued)

             The Series A cumulative, voting, preferred stock earns a dividend of 7%, is convertible into common stock of Green World on a one for one basis at any time subsequent to Green World becoming a Publicly Traded Company, and is mandatorily redeemable at $6.70 per share with payments to be made in an amount equal to 25% of Green World's net income. This investment is stated at a net carrying amount of approximately $76,000, which is net of an estimated impairment of value of $800,000.


NOTE 5.  INVESTMENTS IN REAL ESTATE

         The Company is the owner of various parcels (land strips) of real property in Florida. The property consists of various strips of 25-30 foot platted road rights of way. The properties have potential marketability problems due to certain title considerations. The carrying value of the properties has been reduced by $110,000 and $590,000 in 1998 and 1997, respectively, for an estimated impairment in value, to an estimated fair market value of $300,000 at December 31, 1998.

         The Company also acquired properties in settlement of loan repurchases due to foreclosure. The two properties are recorded at the unpaid principal balance of the loans of $211,500, which is considered to be lower than the estimated fair value as determined by an appraisal.


NOTE 6.  ACQUISITIONS OF ASSETS AND ASSEMBLED WORKFORCE

         Prestige Financial Services

             In October 1998, the Company acquired selected property and equipment, a covenant not to compete, and an assembled workforce from a competitor, Prestige Financial Services Corporation for a total of approximately $172,000 which was paid in a series of payments. As of December 31, 1998, $111,000 remained to be paid in 1999, which is included in accrued liabilities in the accompanying consolidated financial statements. The purchase price was allocated as follows:

               Assembled workforce                                    $121,400
               Covenant not to compete                                  40,600
               Property and equipment                                   10,000
                                                                      --------
                                                                      $172,000
                                                                      ========

         The covenant not to compete is being amortized over the term of the agreement, one year. The assembled workforce is being amortized over three years. Both of these assets, net of amortization are included in other assets.

                 WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 6.  ACQUISITIONS OF ASSETS AND ASSEMBLED WORKFORCE (Continued)

         Credit Depot Corporation

         In December, 1998, the Company entered into an Employee Solicitation and Loan Funding Agreement with a competitor, Credit Depot Corporation ("CD"). Pursuant to the agreement, the Company had the right for a period of thirty days, to solicit certain of CD's employees for employment with the Company. The Company agreed to pay CD 1% of the principal amount of all mortgage loans originated by each hired CD employee, which are closed and funded, for a period of one year.

         During December 1998, the Company incurred a liability pursuant to this agreement to CD of approximately $28,000, which was paid in January 1999.


NOTE 7.  WAREHOUSE LINES OF CREDIT

         The Company has warehouse agreements with six lending institutions. The lines of credit vary from $2 to $20 million per lender, totaling $56.5 million. The lines are fully collateralized by the assignment and pledge of funded mortgage loans. Interest on the lines vary from a high of 2% above the prime rate of interest to a low of 1.25% above the Federal Funds rate or 1.125% above the one month LIBOR rate. The warehouse agreements have certain loan covenants which require the Company to maintain certain minimum financial and operating requirements. The Company was not in compliance with a covenant to report certain financial information at December 31, 1998, and, subsequently, received a waiver from the warehouse lender.

         In connection with a $20 million warehouse line secured during 1998, the Company issued warrants to purchase 146,979 shares of the Company's common stock for $2.50 per share. The warrants, expire April 15, 2000 and have not been recorded in these financial statements, due to the fact that the exercise price, when the warrants were granted, exceeded the market value of the common stock.


NOTE 8.  SETTLEMENTS PAYABLE

         The Company has negotiated settlement agreements allowing extended monthly payments with various creditors totaling approximately $171,000 in 1998 and $734,000 in 1997. These agreements resolve prior defaults and unsatisfied judgments for amounts past due. In addition, during 1997 the Company had negotiated several settlement agreements with creditors to settle outstanding obligations through the issuance of stock. As of December 31, 1998 monthly payments pursuant to these settlements approximate $34,000.

                 WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9.  NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS
          Unsecured demand notes payable with interest at 10%                                             $  36,286

          Unsecured notes payable, interest at 15% due June 30, 1999                                        160,000

          Unsecured note payable due in monthly payments,  including  interest at 10% through
          December 31, 1999.                                                                                 65,239

          Note payable, with interest at 12% per annum, due June, 1999                                       11,311

          Unsecured notes payable, interest at 10%, due and paid January, 1999                               13,412
                                                                                                          ---------
             Total notes payable                                                                            286,248
          Current maturities of capital lease obligations                                                    18,277
                                                                                                          ---------
                                                                                                           $304,525
                                                                                                          =========

         Capital Leases

             The Company is obligated under a lease for equipment through the year 2001. Future minimum capital lease payments at December 31, 1998 are as follows:

               Year Ending December 31:
                  1999                                                                 $21,050
                  2000                                                                  21,050
                  2001                                                                  21,049
                                                                                      --------
                     Total minimum lease payments                                       63,149
                  Less amount representing interest                                      5,123
                                                                                      --------
                  Present value of net minimum capital lease payments                   58,026
                  Less current maturities                                               18,277
                                                                                      --------
                                                                                       $39,749
                                                                                      ========

NOTE 10. COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS

         Litigation

             The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, any liabilities resulting from such litigation would not be material in relation to the Company's financial position.

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

                 WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 10. COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS (Continued)

         Employment Agreements (Continued)

             The aggregate commitment for future salaries at December 31, 1998, excluding bonuses, are as follows:

                Year Ending December 31:
                   1990                                              $   650,000
                   2000                                                  217,000
                                                                     -----------
                      Total                                           $  867,000
                                                                     ===========

         Operating Leases

             The Company leases certain of its facilities and equipment under operating leases. The leases, which expire at various dates through June 2008, require monthly payments of approximately $65,000. In addition, the Company is responsible for all taxes, insurance, maintenance and utilities on the office leases.

             Minimum future lease payments on these leases are as follows:

                Year Ending December 31:
                   1999                                              $   796,000
                   2000                                                  797,000
                   2001                                                  712,000
                   2002                                                  639,000
                   2003                                                  620,000
                                                                     -----------
                      Total                                           $3,564,000
                                                                     ===========

             Rent expense was approximately $210,000 and $200,000 for 1998 and 1997, respectively.

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

         Purchase of Building from Related Party

             During 1997, the Company acquired a building from a related party in exchange for cash of $29,000 and mortgages of $306,000. This building was sold in 1998.

                 WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 11. STOCK OPTION PLAN AND WARRANTS

         Stock Option Plan

             In May 1994, the stockholders approved the Stock Option Plan. The plan was established as a compensatory plan to attract, retain, and provide equity incentives to selected persons to promote the financial success of the Company. A total of 900,000 common shares have been reserved for grants under the plan. The options may be granted as either Incentive Stock Options (ISO's) or Non-Qualified Stock Options (NQSO's).

             As of December 31, 1998, a total of 527,500 options have been granted pursuant to this Plan. All the options have an exercise price which was at least equal to market value at the date of grant. All options have an expiration date of June 30, 2004.

                                                                             Weighted                    Weighted
                                                                 1998        Average         1997        Average
                                                                Shares        Price         Shares        Price
                                                                ------        -----         ------        -----
                Beginning Balance                                563,383      $2.94           38,583      $9.10
                Options granted                                   10,000      $2.50          525,600      $2.50
                Options exercised                                      -          -                -          -
                Options canceled                                 (45,883)     $9.02             (800)      $10
                                                                 -------                   ---------
                Ending Balance                                   527,500      $2.50          563,383      $2.94
                                                                 =======                   =========

         Stock-Based Compensation

             The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation cost for stock options, if any, is measured as the excess of the estimated market price of the Company's common stock at the date of grant, over the amount the recipient must pay to acquire the common stock.

             Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to retain its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

             Warrants

             Warrants have been issued to officers and employees of the Company providing for the issuance of up to 68,000 shares of common stock at an exercise price of $2.50 per share. The warrants expire on various dates through January 2003.

             Warrants have been issued to non-employees to purchase a total of 814,472 shares of common stock at prices ranging from $2.50 per share to $5.00 per share. The warrants expire on various dates through June 2004.

                 WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 11. STOCK OPTION PLAN AND WARRANTS (Continued)

         Fair Value Disclosures

             Had compensation cost for the plan been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company's net earnings would have been as follows:

                                                                                         1998             1997
                                                                                         ----             ----
               Net Income (Loss):
                  As Reported                                                      $   1,186,718    $  (1,468,070)
                                                                                   =============    =============

                  Pro Forma                                                        $     311,280    $  (2,052,350)
                                                                                   =============    =============

               Earnings (Loss) Per Share:
                  Basic:
                     As Reported                                                   $         .37   $        (1.06)
                                                                                   =============   ==============

                     Pro Forma                                                     $         .11   $        (1.36)
                                                                                   =============   ==============

                  Diluted:
                     As Reported                                                   $         .37
                                                                                   =============

                     Pro Forma                                                     $         .10
                                                                                   =============

             The Company used the Black-Scholes option pricing model to determine the fair value of grants made in 1998 and 1997. The following assumptions were applied in determining the pro forma compensation cost:

                                                                                         1998             1997
                                                                                         ----             ----
               Risk Free Interest Rate                                                  6.0%              6.0%

               Expected Dividend Yield                                                   -0-               -0-

               Expected Option Life                                                    2-3 years       2-3 years

               Expected Stock Price Volatility                                           65%               65%

NOTE 12. INCOME TAXES

         The income tax provision (benefit) consisted of the following:

          Current:
             Federal                                                                  $    32,000    $          -
                                                                                      -----------    ------------

          Deferred:
             Federal                                                                     (683,784)              -
             State                                                                        (59,000)              -
                                                                                      ------------   ------------
                                                                                         (742,784)              -
                                                                                      -----------    ------------
          Income tax benefit                                                            $(710,784)   $          -
                                                                                      ===========    ============

                 WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 12. INCOME TAXES (Continued)

         The following table reconciles the income tax provision (benefit) at the U.S. Statutory rate to that in the financial statements:

                                                                                           1998             1997
                                                                                           ----             ----
          Taxes (benefit) computed at 37%                                                $439,086       $(543,186)
          Discontinued operations                                                               -         147,000
          Net operating loss carryforward                                                (439,086)              -
          Valuation allowance                                                            (742,784)        543,186
          Alternative minimum taxes                                                        32,000               -
                                                                                        ---------    ------------
          Income tax provision (benefit)                                                $(710,784)       $147,000
                                                                                        =========    ============


         The net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company's deferred tax assets as of December 31, 1998 are as follows:

            Benefit of net operating loss carryforwards                                                $3,670,000
            Less valuation allowance                                                                    2,395,000
                                                                                                     ------------
               Net deferred tax asset                                                                  $1,275,000
                                                                                                     ============

         At December 31, 1998, the Company had net operating loss carryforwards and capital loss carryforwards for federal income tax purposes of approximately $10,000,000 and $120,000 which are available to offset future federal taxable income, if any, through 2012. These carryforwards are on a consolidated return basis for the members of the consolidated group and, thus, the loss carryforwards may have certain separate income tax return limitations.

         As of December 31, 1998, sufficient uncertainty exists regarding the realizability of the full amount of these operating loss carryforwards, and accordingly, a valuation allowance of $2,395,000 has been established. The remaining deferred tax asset of $1,275,000 relates to management's assertion that the profitable operations of the Company will continue for at least the next two years. During 1998, the carrying value of goodwill has been reduced by approximately $532,000 relating to the reduction in the valuation allowance in connection with the net operating loss carryforward of the subsidiary in existence at the time of acquisition.

         The valuation allowance for deferred tax assets as of December 31, 1998 and 1997 was $2,395,000 and $4,700,000, respectively. The net change in valuation allowance for the years ended December 31, 1998 and 1997 was a decrease of $2,305,000 and $4,193,000, respectively.

                WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 12. INCOME TAXES (Continued)

         In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of greater than 50% of a corporation within a three year period will place an annual limitation on the corporation's ability to utilize its existing tax benefit carryforwards. Such a change in ownership occurred in 1995. As a result, based upon the amount of the taxable loss incurred to December 31, 1995 (approximately $7,500,000), the Company estimates that an annual limitation of approximately $455,000 will apply to approximately $5,000,000 of the net operating loss carryforward existing as of December 31, 1998. The Company's utilization of its tax benefit carryforwards may be further restricted in the event of subsequent changes in the ownership of the Company.


NOTE 13. EARNINGS (LOSS) PER SHARE

         In 1997, the Company adopted SFAS No. 128, "Earnings Per Share." SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share assumes exercising warrants and options granted and convertible preferred stock and debt. Earnings per share is computed by dividing income available to common stockholders by the basic and diluted weighted average number of common shares. Diluted loss for 1997 is not presented, as the effect of the conversion is anti-dilutive.

                                                                                           Weighted Average
                                                                                           Number of Shares
           Years Ended December 31,                                                     Basic           Diluted
           ------------------------                                                     -----           -------
           1997                                                                         1,506,204
           1998                                                                         2,891,820       3,229,314

           Income (Loss) Available to Common Stockholders
           ----------------------------------------------
                                                                                         1998             1997
                                                                                         ----             ----
           Basic:
              Net income (loss)                                                        $1,186,718     $(1,468,070)
              Cumulative preferred stock dividend                                        (114,651)       (122,198)
                                                                                      -----------     -----------
              Basic earnings (loss) available to common stockholders                    1,072,067     $(1,590,268)
                                                                                      -----------     ===========

           Diluted:
              Cumulative preferred stock dividend                                         114,651
              Interest on convertible debt                                                 13,448
                                                                                      -----------
              Diluted earnings available to common stockholders                        $1,200,166
                                                                                      ===========

                WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 15. SIGNIFICANT INVESTORS

         The Company currently has purchase agreements with various investors and non-conforming mortgage conduits whereby the Company purchases loans and resells them. The Company sells virtually all of the loans it purchases. These agreements are for specific terms or are open ended, and require the loans satisfy the underwriting criteria described therein. During 1998 and 1997, the Company sold loans totaling $276 million and $124 million, respectively. The Company does not retain servicing rights on any of the loans it sells in whole loan sales. Two investors represented 82% of the outstanding loans sold during 1998, and two investors represented 74% of the outstanding loans sold during 1997.


NOTE 16. SUBSEQUENT EVENT

         In January 1999, the Company agreed to settle some pending litigation filed by ECS International, Inc. ("ECS"), rather than incur the costs involved in pursuing the litigation. The Company is obligated to pay ECS $135,000, payable in twelve equal monthly installments of $11,250 commencing January 15, 1999.