Form 10QSB
period 1999-03-31
WESTMARK GROUP HOLDINGS INC
filed 1999-05-13
CIK 820771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                               ------------------
                                   (MARK ONE)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                       or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [XX] No [ ]

The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1999: 3,318,332 (one class).

Transitional Small Business Disclosure Format:  Yes [ ]   No  [XX]

                          WESTMARK GROUP HOLDINGS, INC.
                            FORM 10-QSB REPORT INDEX


10-QSB Part and Item No.
------------------------

         Part I-Financial Information

                  Item 1.   Financial Statements (Unaudited)

                            Consolidated balance sheets as of
                                    March 31, 1999 and December 31, 1998.......3

                            Consolidated statements of operations
                                    for the three months ended March 31,
                                    1999 and 1998..............................4

                           Consolidated statements of cash flows for
                                    the three months ended March 31, 1999
                                    and 1998...................................5

                           Condensed notes to consolidated financial
                                    statements.................................6

                  Item 2.  Management's Discussion and Analysis of
                                    Financial Condition and Results
                                    of Operations.........................7 - 10


         Part II-Other Information

                  Item 1.  Legal Proceedings11
                  Item 2.  Changes in Securities..............................11
                  Item 3.  Defaults Upon Senior Securities....................11
                  Item 4.  Submission of Matters to a Vote of
                           Security Holders...................................11
                  Item 5.  Other Information11
                  Item 6.  Exhibits and Reports on Form 8-K...................11

         Signatures...........................................................12

 PART 1-FINANCIAL INFORMATION
 ----------------------------

      ITEM 1.     FINANCIAL STATEMENTS

                  Westmark Group Holdings, Inc. and Subsidiary
                           Consolidated Balance Sheets
          March 31, 1999 with comparative figures for December 31, 1998

                                    UNAUDITED
                        ASSETS                           1999           1998
                        ------                     -----------------------------
   Current assets:
      Cash and cash equivalents                     $ 1,167,222      $7,111,373
      Accounts receivable                             2,539,408       1,259,252
      Mortgage loans held for sale                   23,696,741      21,741,557
      Deferred tax asset                              1,275,000       1,275,000
                                                   -----------------------------
            Total current assets                     28,678,371      31,387,182
                                                   -----------------------------

   Property and Equipment                               666,747         578,382

   Investments in Preferred Stock                       349,028         349,028

   Investments in Real Estate                           511,500         511,500

   Other assets                                         428,374         315,982
                                                   -----------------------------
           Total Assets                            $ 30,634,020     $33,142,074
                                                   =============================

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
Current liabilities:
   Warehouse lines of credit                       $ 26,712,122    $ 29,006,951
   Notes payable and current maturities
   of debt and capital leases                           306,188         304,525
   Settlements payable                                  327,697         309,746
   Accounts payable                                     409,633         723,765
   Accrued liabilities                                  232,092         221,775
   Income taxes payable                                  32,000          32,000
   Dividends payable                                     45,000          17,500
                                                   -----------------------------
         Total current liabilities                   28,064,732      30,616,262
                                                   -----------------------------

Long-Term Portion of Debt and Capital
   Lease Obligations                                     19,749          39,749

Stockholders' Equity:
   Preferred stock, $0.001 par value,
      10,000,000 shares authorized,
      150,005 shares issued and outstanding
      at 1999 and 1998;
      stated at liquidation value                       600,010         600,010
   Common stock, $0.005 par value, 15,000,000
      shares authorized,
      3,318,332 (3,315,824 at December 31, 1998)
      shares issued and outstanding                      16,592          16,579
   Additional paid-in capital                        29,293,078      29,293,091
   Deficit                                          (27,110,141)    (27,173,617)
   Stock subscription receivable                       (250,000)       (250,000)
                                                   -----------------------------
         Total stockholders' equity                   2,549,539       2,486,063
                                                   -----------------------------
         Total liabilities and stockholders'
           equity                                  $ 30,634,020    $ 33,142,074
                                                   =============================
    See accompanying condensed notes to consolidated financial statements.

                  Westmark Group Holdings, Inc. and Subsidiary
                      Consolidated Statement of Operations
   For the three months ended March 31, 1999 with comparative numbers for 1998

                                    UNAUDITED

                                                         1999           1998
                                                    ----------------------------
Revenues:
   Gain on sale of loans                             $ 3,503,529    $ 2,317,820
   Loan origination fees                                 524,781        384,785
   Interest income                                       627,724        337,787
   Other income                                           82,463         15,750
                                                    ----------------------------
                                                       4,738,497      3,056,142
                                                    ----------------------------
Costs and Expenses:
   Direct loan fees                                      883,654        440,195
   Interest expense                                      629,210        304,571
   General and administrative                          3,093,921      1,631,197
   Common stock issued for services                         --          237,500
   Depreciation                                           40,737         17,331
   Amortization                                             --           24,729
                                                    ----------------------------
                                                       4,647,522      2,655,523
                                                    ----------------------------

Income from operations                                    90,975        400,619
                                                    ----------------------------

Other Income (Expense)                                      --           35,000
                                                    ----------------------------
Income before taxes                                       90,975        435,619

Income tax expense                                        39,211        152,467

Tax benefit of net operating loss carryforward           (39,211)      (152,467)

                                                    ----------------------------
Net income                                           $    90,975    $   435,619
                                                    ============================
Earnings Per Common Share:

                                                    ----------------------------
   Basic                                             $      0.02    $      0.17
                                                    ============================
   Diluted                                           $      0.02    $      0.10
                                                    ============================
Weighted Average Shares Outstanding:
   Basic                                               3,316,660      2,573,768
   Diluted                                             3,629,946      4,505,608

     See accompanying condensed notes to consolidated financial statements.

                  Westmark Group Holdings, Inc. and Subsidiary
                      Consolidated Statement of Cash Flows
   For the three months ended March 31, 1999 with comparative numbers for 1998

                                    UNAUDITED
                                                         1999            1998
                                                     ---------------------------
Cash Flows from Operating Activites:
   Net income                                        $    90,975    $   435,619
   Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
       Depreciation                                       40,737         17,331
       Amortization                                         --           24,729
       Common stock issued for services                     --          237,500
       Changes in operating assets and liabilities:
          (Increase) decrease in:
             Accounts receivable                      (1,280,156)          --
             Mortgage loans held for sale             (1,955,184)      (929,227)
             Other assets                               (112,392)       (40,920)
          Increase (decrease) in:
             Accounts payable                           (314,132)        30,292
             Accrued liabilities                          10,317       (219,912)
             Settlements payable                          17,951       (202,022)
             Warehouse lines of credit                (2,294,829)       897,368
             Income taxes payable                           --             --
                Net cash provided (used)
                                                     ---------------------------
                 by operating activities              (5,796,713)       250,758
                                                     ---------------------------
Cash Flows from Investing Activities:
   Purchases of property and equipment                  (129,101)       (39,928)

                                                     ---------------------------
               Net cash used by investing activities    (129,101)       (39,928)
                                                     ---------------------------
Cash Flows from Financing Activities:
   Proceeds from sale of preferred stock                    --          154,003
   Dividends received                                       --           17,500
   Payments on debt                                      (18,337)      (382,519)
                                                     ---------------------------
               Net cash provided (used) by financing
                 activities                              (18,337)      (211,016)
                                                     ---------------------------
 Net Increase (Decrease) in Cash and
   Cash Equivalents                                   (5,944,151)          (186)
 Cash and Cash Equivalents, Beginning                  7,111,373        100,010
                                                     ---------------------------
 Cash and Cash Equivalents, Ending                   $ 1,167,222    $    99,824
                                                     ===========================
 Supplemental Disclosures:
         Cash paid for interest                      $   599,606    $   304,571
                                                     ===========================

     See accompanying condensed notes to consolidated financial statements.

                  Westmark Group Holdings, Inc. and subsidiary
              Condensed Consolidated Notes to Financial Statements

NOTE 1:  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310b of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes related thereto included in the Company's audited annual report on Form 10-KSB for the year ended December 31, 1998.

NOTE 2:  FINANCING ACTIVITY

         The Company has secured warehouse lines of credit on favorable terms from the following institutions:

         First Union National Bank          $20 million
         Household Financial Services, Inc. $20 million
         Princap Mortgage Warehouse, Inc.   $10 million
         Republic Bank                      $7.5 million

         In May 1999, the Company was approved for an additional warehouse line of credit with Great Eastern Funding, LLC for $10 million. All warehouse lines of credit are one year renewable contracts and there can be no assurance that they will renew or renew on similar terms. $9 million did not renew in the first quarter of 1999 due to the lenders no longer existing.

NOTE 3:  EARNINGS PER SHARE

         The Company provides for the calculation of basic and diluted earnings per share. Basic earnings per share include only common stock outstanding during the period. Diluted earnings per share assumes exercising warrants and options granted that are "In the Money" and convertible preferred stock and debt. Earning per share is computed by dividing income available to common stockholders by the basic weighted average number of common shares and income available to all stock holders by the diluted weighted average number of common shares. For the quarter ended March 31, 1999, diluted earnings per share have not been adjusted for the anti dilutive effect of preferred stock dividends, warrants, options, convertible debt and convertible preferred stock.

NOTE 4:  RELATED PARTY CONTINGENCY

         The Company has agreed to repurchase $333,333 of its common stock owned by Medical Industries of America, Inc. at $5.73 per share if diluted earnings per share do not equal or exceed $0.45 per diluted share, as defined in the settlement agreement, for the six months ending June 30, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

         This Quarterly Report on Form 10-QSB contains forward-looking statements. For this purpose, any statements contained in it that are not statements of historical fact should be regarded forward-looking statements. For example, the words "believes," "anticipates," "plans," and "expects" are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, those shown in the company's 1998 Annual Report on Form 10-KSB under the caption "Certain Factors That May Affect Future Results."

         The following discussion of the Company's results of operations and financial condition should be read together with the Company's condensed consolidated unaudited Financial Statements contained in Part I, Item 1 and the related Notes in this Form 10-QSB, and the company's audited Financial Statements and the related Notes contained in the Company's audited Financial Statements and the related Notes contained in the Company's 1998 Annual Report on Form 10-KSB.

General

         Westmark Mortgage Corporation, the Company's wholly-owned subsidiary, is a mortgage banking company engaged in the business of funding, purchasing and selling mortgage loans secured primarily by one-to-four family residences. The Company primarily generates income from (i) gains recognized from premiums on loans sold to institutional purchasers, (ii) investment income earned on loans held for sale, and (iii) origination fees and related revenue received as part of loan closings. Gain on sale of loans, which represents the sales price in excess of loan acquisition and related costs from whole loan sales, constituted 74% and 76% of total revenues for the quarter ended March 31, 1999 and 1998, respectively. Investment income earned on loans held for sale constituted 13% and 11% of total revenues for the quarter ended March 31, 1999 and 1998, respectively. Loan origination fees and related revenue represented 11% and 13% of total revenues for the quarter ended March 31, 1999 and 1998, respectively.

         The Company sells most of the loans it funds, generally within 30 to 45 days of origination. The loans are sold through purchase agreements with Household Financial Services, Green Tree Mortgage Services, Conti Mortgage Corp., Associates Home Equity Services, Inc., First City Capital Corporation and various other non-conforming mortgage conduits. These agreements are for specific terms or are open ended, and require the loans to satisfy the underwriting criteria described therein. During the quarters ended March 31, 1999 and 1998, the Company sold loans totaling $84.8 million and $46.0 million, respectively. The Company does not retain the servicing rights for any of the loans it sells, and sells all loans primarily in whole loan sales. The gain on sale of loans was $3,503,529 and $2,317,820 for the quarter ended March 31, 1999 and 1998, respectively.

         Loans held for sale were comprised of all sub-prime loans at March 31, 1999 and 1998. At the time the Company commits to fund a loan, the interest rate is locked for the individual loan transaction. Until the Company obtains a commitment to sell the loan to an investor, the Company is subject to interest-rate fluctuations.

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

         The Company assigns credit grades to its sub-prime loans during the underwriting process. These grades range from "A+" to "D". At March 31, 1999, the credit grades assigned to mortgage loans held for sale was approximately 75% "A+", "A" and "A-", 16% "B", 8% "C", and 1% "D". About 60% of these loans were adjustable rate mortgages and 40% were fixed rate. The weighted average interest rate of these loans was approximately 10.4%.

Underwriting

All home equity loans are underwritten to the Company's mortgage underwriting guidelines. The underwriting process is intended to assess both the prospective borrower's ability to repay the loan and the adequacy of the real property security as collateral for the loan. In the origination process, typically, the loan application is taken by the approved broker/correspondent using the basic application (FNMA Form 1003) and the credit report ordered by the originating office. The 1003 and credit report are forwarded via Toll Free fax to the Boca Raton, Florida, Santa Ana, California or the Downers Grove, Illinois office. Westmark underwriters grade the credit report and determine acceptability within program guidelines and a preliminary approval/pre-qualification is faxed back to the originator. Approvals are generally generated within a 24-hour period and closing occurs within days. Account executives rely on pagers, fax machines, cellular phones and overnight delivery to be in contact with corporate headquarters at all times. The underwriting standards involve the following:

       o the borrower's ability to repay is analyzed by verifying qualifying income via traditional methods, i.e., self-employed borrowers are asked to supply copies of Federal Income Tax Returns and waged borrowers supply copies of W-2 forms and paystubs. In instances where "stated income" is used, lower loan to value ratios are offered, and verification of the source of the income is obtained (copies of business license, phone verification of employment and/or bank statements);
       o loan to value ratios are adjusted to reflect the condition of the borrower's recent credit history. The greater and more recent the derogatory items are, the more equity the borrower is required to maintain in the property;
       o the property being offered as security for the loan is appraised by a state licensed appraiser. The appraisal report is carefully reviewed by Westmark's staff underwriter to ensure that the loan is sufficiently secured. If there is a question about the quality of the appraisal, a review from another appraiser is obtained. Larger loan sizes require two full independent appraisal reports;
       o on purchase transactions, the borrower's cash down payment is verified as to amount and source to ensure that they have legitimate equity in the property and on refinances, the length of time of ownership is verified, using FNMA guidelines in this area;
       o and, on a case-by-case basis, after review and approval by the Company's underwriters, home equity loans may be made which vary from the underwriting guidelines and any variations must be approved by a senior underwriter or by an executive officer of the Company.

         In summary, Westmark carefully analyzes each borrower's income, credit and equity. The loan to value ratio reflects the risk associated with each borrower's situation. These steps are taken to ensure each loan's quality and performance.

         See Condensed Notes to Consolidated Financial Statements of the Company (included in Item 1) for further discussion of accounting policies and other significant items.

Results of Operations

Quarter ended March 31, 1999 Compared to Quarter ended March 31, 1998

         Total revenues increased 55% to $4,738,497 in 1999 from $3,056,142 in 1998. This increase was primarily due to the Company's increased ability to acquire and sell non-conforming mortgages, offset by a reduction in the premium spread received.

         Gain on sale of loans, all of which was derived from premiums on whole loan sales, increased 51% to $3,503,529 in 1999 from $2,317,820 in 1998. The volume of non-conforming loans acquired was approximately $86.2 million in 1999 and $46.6 million in 1998. This increase was the result of increased sales volume and management's strategy to concentrate on originating and selling non-conforming loans, offset by a reduction in the premium spread received.

         Beginning in October 1998 margins on the sale of loans and the rate of growth in the Company's whole loan sales were both reduced. This was the result of many investors deciding to invest in more liquid securities with higher yields. At the same time several investors who historically had acquired mortgage loans for resale in credit enhanced and non-enhanced packages went out of business or lost their funding sources. Since the October correction, margins have stabilized and the Company has been able to continue growing, primarily because the investors purchasing a significant majority of the Company's mortgages buy mortgages to hold for investment rather than resale. As a result of this investment approach they are less concerned with liquidity and have continued to purchase the Company's loans in the same or greater quantities as during 1998, although at somewhat reduced premiums.

         Loan origination fees increased 36% to $524,781 in 1999 from $384,785 in 1998. This increase is primarily due to increased loan volume and management adjusting the loan origination pricing structure to provide for an increase in per loan origination fees. Initially, this change could reduce the cash requirements at the time of loan funding.

         Investment income, comprised primarily of interest earned on loans held for sale, increased 86% to $627,724 in 1999 from $337,787 in 1998. This increase is due primarily to more loan sales in 1999 as compared with 1998.

         Total expenses increased 75% to $4,647,522 in 1999 from $2,655,523 in 1998. This increase is primarily due to (i) an increase in general and administrative expenses, (ii) an increase in direct loan fees, and (iii) an increase in interest expense.

         Direct loan fee expenses increased 101% to $883,654 in 1999 from $440,195 in 1998, due primarily to the increase in loan volume, fees paid to brokers and loan processing fees charged by the Company's warehouse lenders.

         Interest expense increased 107% to $629,210 in 1999 from $304,571 in 1998, due primarily to the increased volume of whole loan originations and acquisitions offset by the reduced borrowing cost associated with the Company's Warehouse Facilities.

         General and administrative expense increased 90% to $3,098,921 in 1999 from $1,631,197 in 1998, due primarily to (i) the cost of increased personnel in 1998 to manage increased loan volume, (ii) the absorption in the first quarter of 1999 of two acquisitions made in late 1998, and (iii) additional staff to provide support for planned 1999 growth.

         Depreciation expenses increased in 1999 to $40,737 from $17,331 in 1998, primarily due to increased purchases of computer hardware and software, and leasehold improvements.

         In 1999, the Company had net income of $105,975, compared to a net income of $435,619 in 1998, resulting in net income per share of $0.02 in 1999 as compared with a net income per share of $0.17 in 1998. The decrease in net income in 1999 compared to 1998 was the result of the Company absorbing in the first quarter of 1999 two acquisitions made in the fourth quarter of 1998 and staffing up for planned 1999 higher production.

Liquidity and Capital Resources

         The Company uses its cash flow from whole loan sales, loan origination fees, net interest income and borrowings under its warehouse lines of credit to meet its working capital needs. The Company's cash requirements include the funding of loan originations, purchases, payment of interest expenses, operations expenses, taxes and capital expenditures.

         On March 31, 1999, total stockholders equity was $2,549,539, working capital was $613,639 and net income was $90,975. Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans, are essential to the continuation of the Company's ability to originate and purchase loans. The Company borrows funds on a short- term basis to support the accumulation of loans prior to sale. These short-term borrowings are made under warehouse lines of credit with various lenders as described in note 2 to the condensed consolidated financial statements (collectively the "Warehouse Facilities"). Pursuant to the Warehouse Facilities, the Company has available total secured revolving credit lines of $67.5 million to finance the Company's origination or purchase of loans, pending sale to investors. The lines of credit pursuant to the Warehouse Facilities are collateralized by the assignment and pledge of eligible mortgage loans. The various lines making up the Warehouse Facilities bear interest at annual rates ranging from LIBOR plus 1 1/8 to prime plus 2%, payable at the time of purchase by the permanent investor. The Warehouse Facilities provide for a transaction charge from $100 per loan to as low as $25 per loan and require the Company to possess a minimum net worth of $2.5 million, a current ratio of 1.1 and a compensating cash balance on deposit in the amount of $5,000 under the more restrictive covenants. On March 31, 1999, the balance outstanding, pursuant to the Warehouse Facilities, totaled $26,712,122. In April, 1999, the Company obtained a working capital line of credit for $150,000 with Northern Trust Bank.

         As a result of the exchange agreement with Medical Industries of America, Inc. (MIOA), if diluted earnings per share do not equal or exceed $0.45 per diluted share for the six months ended June 30, 1999, the Company could be required to purchase up to $333,333 of its common stock at $5.73 per share. The Company can use its ownership of MIOA preferred stock ($272,500) as payment and also has a contingency reserve fund secured by a certificate of deposit of $200,000.

Year 2000 Compliance

         Computer-based systems that utilize two digits rather than four digits to define the applicable year may fail to properly recognize date sensitive information when the year changes to 2000. The Company has completed a comprehensive review of its computer-based systems to determine if they will be affected by resulting Year 2000 related compliance issues, that is whether those systems have Year 2000 related "computer bugs." This review has revealed no material Year 2000 related compliance issues primarily because the Company has developed or purchased most of its computer hardware and software systems within the last four years. Therefore, it does not expect to be affected by Year 2000 issues because very few of the Company's computer-based systems were installed before the Y2K problem was recognized. We do not expect to incur Year 2000 compliance related costs that would be material to us. The Company is asking for confirmation from outside vendors, financial institutions and others that they are Year 2000 compliant or that they are developing and implementing plans to become Year 2000 compliant. However, there is no assurance that these outside vendors, financial institutions and others will timely resolve their own Year 2000 compliance issues or that any such failure would not have an adverse effect on the Company. The Company has completed contingency plans to assure the continuation of its operations if these outside vendors, financial institutions or others fail to timely resolve their own Year 2000 compliance issues. The Company believes it is devoting the necessary resources to timely address all Year 2000 compliance issues over which we have control.

PART II-OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS
     -------------------------

The Company does not believe that any of the pending legal proceedings and those reported in its 1998 Annual Report on Form 10-KSB, individually or in the aggregate, would materially impact the company's financial condition or results of operations. From time to time, the company is a defendant (actual or threatened), in certain lawsuits encountered in the ordinary course of its business, the resolution of which, in the opinion of the company, should not have a material adverse effect on the company's financial position.

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
     -------  -----------------------------------------

         On March 1, 1999: The Company issued 2,508 shares of registered Common Stock to a creditor of the Company in satisfaction of $5,000 in debt. The transaction is exempt from registration under the Securities Act of 1933 (the "Act"), pursuant to Section 4(2) of the Act.

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     -------  -------------------------------

         None.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS
     -------  ------------------------------------------------

          None

     ITEM 5.  OTHER INFORMATION
     -------  -----------------

         None

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
     -------  --------------------------------

        (a)       EXHIBITS
                        None

        (b)       REPORTS ON FORM 8-K
                        None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

         WESTMARK GROUP HOLDINGS, INC.


         By: /c/ Irving H. Bowen
           ----------------------------------------------
         Irving H. Bowen, Executive Vice President, Treasurer
         & Chief Financial Officer, Director (Principal Accounting Officer & Duly Authorized Director & Officer of the Registrant)
         By: /c/ Mark D. Schaftlein
           ----------------------------------------------
         Mark D. Schaftlein, President & Chief Executive
         Officer,  Director (Duly Authorized Director & Officer
         of the Registrant)

Dated: May 10, 1999