Form 10QSB
period 1999-06-30
WESTMARK GROUP HOLDINGS INC
filed 1999-08-12
CIK 820771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                               ------------------
                                   (MARK ONE)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                       or

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________________ to _______________________
                         Commission file number 0-18945

                          WESTMARK GROUP HOLDINGS, INC.
                 (name of small business issuer in its charter)

                DELAWARE                                    84-1055077
      (State or other jurisdiction                         (IRS Employe
    of incorporation or organization)                   Identification No.)

                            8000 No. FEDERAL HIGHWAY
                            BOCA RATON, FLORIDA 33487
               (Address of principal executive offices)(Zip Code)
                                 (561) 526-3300
                (Issuer's telephone number, including area code)
                              ---------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [XX] No [ ]

The number of shares outstanding of each of the registrant's classes of common stock, as of July 30, 1999: 3,324,214 (one class).

Transitional Small Business Disclosure Format:  Yes [ ]   No  [XX]

                          WESTMARK GROUP HOLDINGS, INC.

                            FORM 10-QSB REPORT INDEX

10-QSB Part and Item No.

         Part I-Financial Information

                  Item 1.   Financial Statements (Unaudited)

                           Consolidated balance sheets as of
                                    June 30, 1999 and December 31, 1998..........................3

                           Consolidated statements of operations
                                    for the three months and six months ended June 30, 1999
                                    and 1998.....................................................4

                           Consolidated statements of cash flows for the six
                                    months ended June 30, 1999 and 1998..........................5

                           Condensed notes to consolidated financial statements..................6

                  Item 2.  Management's Discussion and Analysis of Financial
                                            Condition and Results of Operations..................7 - 11

         Part II-Other Information

                  Item 1.  Legal Proceedings.....................................................11
                  Item 2.  Changes in Securities.................................................11-12
                  Item 3.  Defaults Upon Senior Securities.......................................12
                  Item 4.  Submission of Matters to a Vote of Security Holders...................12
                  Item 5.  Other Information.....................................................12
                  Item 6.  Exhibits and Reports on Form 8-K......................................12-13

         Signatures..............................................................................13


      ITEM 1.      Financial Statements

                  Westmark Group Holdings, Inc. and Subsidiary
                           Consolidated Balance Sheets
          June 30, 1999 with comparative figures for December 31, 1998


                                    UNAUDITED
                       ASSETS
                       ------                                                           1999              1998
                                                                                    ------------------------------
   Current assets:
      Cash and cash equivalents                                                      $   677,216      $ 7,111,373
      Accounts receivable                                                              2,727,250        1,259,252
      Mortgage loans held for sale                                                    28,388,080       21,741,557
      Deferred tax asset                                                               1,275,000        1,275,000
                                                                                     -----------------------------
            Total current assets                                                      33,067,546       31,387,182
                                                                                     -----------------------------

   Property and equipment                                                                798,347          578,382

   Investments in preferred stock                                                        349,028          349,028

   Investments in real estate and mortgage loans                                         778,670          511,500

   Other assets                                                                          522,180          315,982
                                                                                     =============================
           Total assets                                                              $35,515,771      $33,142,074
                                                                                     =============================


                   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Warehouse lines of credit                                                      $30,678,477      $29,006,951
      Notes payable and capital leases                                                   414,026          304,525
      Settlements payable                                                                221,264          309,746
      Accounts payable                                                                   293,873          723,765
      Accrued liabilities                                                                372,514          221,775
      Income taxes payable                                                                32,000           32,000
      Dividends payable                                                                   45,000           17,500
                                                                                     -----------------------------
            Total current liabilities                                                 32,057,154       30,616,262
                                                                                     -----------------------------

   Long-term portion of debt and capital lease obligations                                        -        39,749

   Stockholders' Equity:
      Preferred stock, $0.001 par value, 10,000,000 shares authorized, 413,991
         (150,005 At December 31, 1998) shares issued and outstanding;
          stated at liquidation value                                                  1,431,510          600,010
      Common stock, $0.005 par value, 15,000,000 shares authorized,
         3,318,332 (3,315,824 at December 31, 1998) shares issued and outstanding         16,592           16,579
      Additional paid-in capital                                                      29,189,141       29,293,091
      Deficit                                                                        (26,928,626)     (27,173,617)
      Stock subscription receivable                                                     (250,000)        (250,000)
                                                                                     -----------------------------
            Total stockholders' equity                                                 3,458,617        2,486,063
                                                                                     -----------------------------
                                                                                     =============================
            Total liabilities and stockholders' equity                               $35,515,771      $33,142,074
                                                                                     =============================

   See accompanying condensed notes to consolidated financial statements.



                  Westmark Group Holdings, Inc. and Subsidiary
                      Consolidated Statements of Operations
        For the three months and six months ended June 30, 1999 and 1998

                                    UNAUDITED



                                                             Three Months Ended                        Six Months Ended
                                                               1999                1998                 1999              1998
                                                          ----------------------------------------------------------------------
Revenues:
   Gain on sale of loans                                  $ 3,845,917           $ 3,276,186        $ 7,349,446       $ 5,594,006
   Loan origination fees                                      672,782               472,037          1,197,563           956,822
   Interest income                                            682,585               348,511          1,310,309           586,298
   Other income                                               162,514                17,748            244,977            33,498
                                                          ----------------------------------------------------------------------
                                                            5,363,798             4,114,482         10,102,295         7,170,624
                                                          ----------------------------------------------------------------------

Costs and Expenses:
   Direct loan fees                                           784,844               583,981          1,668,498         1,024,176
   Interest expense                                           466,722               445,522          1,095,932           750,093
   General and administrative                               3,908,320             2,326,849          7,002,241         4,195,546
   Common stock issued for services                                 -               237,500                  -           237,500
   Depreciation                                                22,397                18,847             63,134            36,178
   Amortization                                                     -                24,729                  -            49,458
                                                          ----------------------------------------------------------------------
                                                            5,182,283             3,637,428          9,829,805         6,292,951
                                                          ----------------------------------------------------------------------

Income from operations                                        181,515               477,054            272,490           877,673
                                                          ----------------------------------------------------------------------

Other Income (Expense)                                              -                35,000                  -            70,000
                                                          ----------------------------------------------------------------------

Income before taxes                                           181,515               512,054            272,490           947,673

Income tax expense                                             77,960               163,469            117,171           315,936

Tax benefit of net operating loss carryforward                (77,960)             (163,469)          (117,171)         (315,936)
                                                          ----------------------------------------------------------------------
Net income                                                $   181,515           $   512,054        $   272,490       $   947,673
                                                          ======================================================================

Earnings Per Common Share:                                ----------------------------------------------------------------------
   Basic                                                  $      0.05           $      0.18        $      0.07       $      0.35
                                                          ======================================================================
   Diluted                                                $      0.05           $      0.10        $      0.07       $      0.20
                                                          ======================================================================

Weighted Average Shares Outstanding:
   Basic                                                    3,318,332             2,859,189          3,317,496         2,717,267
   Diluted                                                  3,631,618             5,168,418          3,630,782         4,838,844

See accompanying condensed notes to consolidated financial statements.



                  Westmark Group Holdings, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                 For the six months ended June 30, 1999 and 1998

                                    UNAUDITED

                                                                                      1999             1998
                                                                                 -----------------------------
Cash Flows from Operating Activites:
   Net income                                                                    $   272,490       $   947,673
   Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
         Depreciation                                                                 63,134            36,178
         Amortization                                                                      -            49,458
         Common stock issued for services                                                  -           237,500
         Changes in operating assets and liabilities:
            (Increase) decrease in:
               Accounts receivable                                                (1,467,998)                -
               Mortgage loans held for sale                                       (6,646,523)      (12,315,531)
               Other assets                                                         (206,198)         (235,735)
            Increase (decrease) in:
               Accounts payable                                                     (429,892)           13,683
               Accrued liabilities                                                   150,739          (224,091)
               Settlements payable                                                   (88,482)         (340,011)
               Warehouse lines of credit                                           1,671,526        11,940,935
                                                                                 -----------------------------
                  Net cash provided (used) by operating activities                (6,681,204)          110,059
                                                                                 -----------------------------
Cash Flows from Investing Activities:
   Purchases of property and equipment                                              (283,099)         (138,831)
   Investment in real estate and mortgage loans                                     (267,170)                -
                                                                                 -----------------------------
                  Net cash used by investing activities                             (550,269)         (138,831)
                                                                                 -----------------------------
Cash Flows from Financing Activities:
   Proceeds from sale of preferred stock                                             727,563           330,995
   Proceeds from sale of common stock                                                      -           600,000
   Dividends received                                                                      -            35,000
   Increase in debt                                                                   69,753          (728,000)
                                                                                 -----------------------------
                  Net cash provided (used) by financing activities                   797,316           237,995
                                                                                 -----------------------------
 Net Increase (Decrease) in Cash and Cash Equivalents                             (6,434,157)          209,223
 Cash and Cash Equivalents, Beginning                                              7,111,373           100,010
                                                                                 -----------------------------
 Cash and Cash Equivalents, Ending                                               $   677,216       $   309,233
                                                                                 =============================
 Supplemental Disclosures:
         Cash paid for interest                                                  $ 1,129,577       $   750,093
                                                                                 =============================
         Capital leases                                                          $    33,845       $    53,858
                                                                                 =============================
  See accompanying condensed notes to consolidated financial statements.


                  Westmark Group Holdings, Inc. and subsidiary
              Condensed Consolidated Notes to Financial Statements

NOTE 1:  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310b of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes related thereto included in the Company's audited annual report on Form 10-KSB for the year ended December 31, 1998.

NOTE 2:  FINANCING ACTIVITY

         The Company has secured warehouse lines of credit on favorable terms from the following institutions:

         First Union National Bank                     $15 million
         Household Financial Services, Inc.            $20 million
         Princap Mortgage Warehouse, Inc.              $10 million
         Republic Bank                                 $7.5 million
         Great Eastern Funding                         $10 million

         All warehouse lines of credit are one year renewable contracts and there can be no assurance that they will renew or renew on similar terms. $9 million, which is not included in the above table, did not renew in the first quarter of 1999 due to the lenders no longer existing.

NOTE 3:  EARNINGS PER SHARE

         The Company provides for the calculation of basic and diluted earnings per share. Basic earnings per share include only common stock outstanding during the period. Diluted earnings per share assumes exercising warrants and options granted that are "In the Money" and convertible preferred stock and debt. Earnings per share is computed by dividing income available to common stockholders by the basic weighted average number of common shares and income available to all stockholders by the diluted weighted average number of common shares. For the six months ended June 30, 1999, diluted earnings per share have not been adjusted for the anti-dilutive effect of preferred stock dividends, warrants, options, convertible debt and convertible preferred stock.

NOTE 4:  RELATED PARTY CONTINGENCY

         Medical Industries of America, Inc. (MIOA) has the right, through November 30, 1999, to require the Company to repurchase $333,333 of the Company's common stock at $5.73 per share because diluted earnings per share did not equal or exceed $.45 per diluted share, as defined in the settlement agreement, for the six months ended June 30, 1999. The Company can use $272,500 of MIOA preferred stock that it owns as consideration in the transaction. Additionally, the Company has agreed to repurchase $333,333 of its common stock owned by MIOA at $5.73 per share if diluted earnings per share do not equal or exceed $0.55 per diluted share for the six months ending December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-QSB contains forward-looking statements. For this purpose, any statements contained in it that are not statements of historical fact should be regarded as forward-looking statements. For example, the words "believes," "anticipates," "plans," and "expects" are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include those shown in the company's 1998 Annual Report on Form 10-KSB under the caption "Certain Factors That May Affect Future Results."

         The following discussion of the Company's results of operations and financial condition should be read together with the Company's condensed consolidated unaudited Financial Statements contained in Part I, Item 1 and the related Notes in this Form 10-QSB, and the company's audited Financial Statements and the related Notes contained in the Company's audited Financial Statements contained in the Company's 1998 Annual Report on Form 10-KSB.

General
-------

         Westmark Mortgage Corporation, the Company's wholly-owned subsidiary, is a mortgage banking company engaged in the business of funding, purchasing and selling mortgage loans secured primarily by one-to-four family residences. The Company operates in 34 states and has operating offices in Boca Raton, Florida; Santa Ana, California; Chicago, Illinois area; and, Atlanta, Georgia area. In 1999, the Company began a "Retail Operation" which has three South Florida locations and deals directly with borrowers, to compliment its "Wholesale Operation", which deals through mortgage brokers. The Company primarily generates income from (i) gains recognized from premiums on loans sold to institutional purchasers, (ii) investment income earned on loans held for sale, and (iii) origination fees and related revenue received as part of loan closings. Gain on sale of loans, which represents the sales price in excess of loan acquisition costs from whole loan sales, constituted 73% and 78%; 72% and 80% of total revenues for the six months and quarter ended June 30, 1999 and 1998, respectively. Investment income earned on loans held for sale constituted 13% and 8%, 13% and 8% of total revenues for the six months and three months ended June 30, 1999 and 1998, respectively. Loan origination fees and related revenue represented 12% and 13%; 13% and 11% of total revenues for the six months and three months ended June 30, 1999 and 1998, respectively.

         The Company sells most of the loans it funds, generally within 30 to 45 days of origination. The loans are sold through purchase agreements with Household Financial Services, Green Tree Mortgage Services, Bay Financial, Conti Mortgage Corp., Associates Home Equity Services, Inc., First City Capital Corporation, BancOne Financial Services, Inc., GMAC/Residential Funding Corporation, and various other non-conforming mortgage conduits. These agreements are for specific terms or are open ended, and require the loans to satisfy the underwriting criteria described therein. During the six months and three months ended June 30, 1999 and 1998, the Company sold loans totaling $186.6 million and $109.7 million; $101.8 million and $63.7 million respectively. The Company does not retain the servicing rights for any of the loans it sells, and sells all loans primarily in whole loan sales. The gain on sale of loans was $7,349,446 and $5,594,006; $3,845,917 and $3,276,186 for the
six months and three months ended June 30, 1999 and 1998, respectively.

         Loans held for sale were comprised of all sub-prime loans at June 30, 1999 and 1998. At the time the Company commits to fund a loan, the interest rate is locked for the individual loan transaction. Until the Company obtains a commitment to sell the loan to an investor, the Company is subject to interest-rate fluctuations.

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

         The Company assigns credit grades to its sub-prime loans during the underwriting process. These grades range from "A+" to "D". At June 30, 1999, the credit grades assigned to mortgage loans held for sale was approximately 75% "A+", "A" and "A-", 16% "B", 8% "C", and 1% "D". About 65% of these loans were adjustable rate mortgages and 35% were fixed rate. The weighted average interest rate of these loans was approximately 10.45%.

Underwriting

         All home equity loans are underwritten to the Company's mortgage underwriting guidelines. The underwriting process is intended to assess both the prospective borrower's ability to repay the loan and the adequacy of the real property security as collateral for the loan. In the origination process, typically, the loan application is taken by the approved broker/correspondent using the basic application (FNMA Form 1003) and the credit report ordered by the originating office. The 1003 and credit report are forwarded via Toll Free fax to the Boca Raton, Florida, Santa Ana, California, the Downers Grove, Illinois office or the Atlanta office. Westmark underwriters grade the credit report and determine acceptability within program guidelines and a preliminary approval/pre-qualification is faxed back to the originator. Approvals are generally generated within a 24-hour period and closing occurs within days. Account executives rely on pagers, fax machines, cellular phones and overnight delivery to be in contact with corporate headquarters at all times. The underwriting standards involve the following:

         o the borrower's ability to repay is analyzed by verifying income via traditional methods, i.e., self-employed borrowers are asked to supply copies of Federal Income Tax Returns and waged borrowers supply copies of W-2 forms and paystubs. In instances where "stated income" is used, lower loan to value ratios are offered, and verification of the source of the income is obtained (copies of business license, phone verification of employment, and/or bank statements);

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

Results of Operations
---------------------

Six months and three months ended June 30, 1999 Compared to six months and three months ended June 30, 1998:

         Total revenues increased 41% and 30% to $10,102,295 and $5,363,798 in the six months and three months ended June 30, 1999 compared with $7,170,624 and $4,114,482 in the six months and three months ended June 30, 1998. This increase was primarily due to the Company's increased ability to acquire and sell non-conforming mortgages, offset by a reduction in the premium spread received as described below.

         Gain on sale of loans, all of which was derived from premiums on whole loan sales, increased 31% and 17% to $7,349,446 and $3,845,917 compared with $5,594,006 and $3,276,186 for the six months and three months ended June 30, 1999 and 1998, respectfully. The volume of non-conforming loans sold was approximately $186.6 and $109.7 million compared with $101.8 and $63.7 million for the six months and three months ended June 30, 1999 and 1998, respectively. This is an increase of 83% and 72% for the six and three months ended June 30, 1999 as compared to the six and three months ended June 30, 1998, respectively. This increase was the result of increased sales volume due to the implementation of management's strategy to increase the volume of originating and selling loans, offset by a reduction in the premium spread received, discussed below.

         In October and November 1998 industry-wide margins on the sale of loans and the rate of growth in whole loan sales were both reduced. This resulted in an industry-wide reduction of premiums on whole loan sales of approximately 25% due to many investors deciding to invest in more liquid securities with higher yields. At the same time several investors who historically had acquired mortgage loans for resale in credit enhanced and non-enhanced packages went out of business or lost their funding sources. Since this October correction, margins have begun to stabilize and the Company has been able to continue growing. This is due primarily to investors who purchase a significant majority of the Company's mortgages, buying mortgages to hold for investment rather than resale. As a result of this investment approach the investors are less concerned with liquidity and are again purchasing the Company's loans in the same or greater quantities as during 1998, although at reduced premiums of 24% and 25% for the six months and three months ended June 30, 1999 compared to 1998.

         Loan origination fees increased 25% and 43% to $1,197,563 and $672,782 compared to $956,822 and $472,037 for the six months and three months ended June 30, 1999 and 1998, respectively. This increase is primarily due to increased loan volume and management adjusting the loan origination pricing structure to provide for an increase in per loan origination fees.

         Investment income, comprised primarily of interest earned on loans held for sale, increased 123% and 96% to $1,310,309 and $682,585 compared to $586,298 and $348,511 for the six and three months ended June 30, 1999 and 1998, respectively. This increase is due primarily to more loan sales in 1999 as compared to 1998.

         Total expenses increased 56% and 42% to $9,829,805 and $5,182,283 compared to $6,292,951 and $3,637,428 for the six months and three months ended June 30, 1999 and 1998, respectively. This increase is primarily due to (i) an increase in direct loan fees, (ii) an increase in interest expense and, (iii) an increase in general and administrative expenses.

         Direct loan fee expenses increased 63% and 34% to $1,668,498 and $784,844 compared to $1,024,176 and $583,981 for the six months and three months ended June 30, 1999 and 1998, respectively, due primarily to the increase in loan volume, fees paid to brokers and loan processing fees charged by the Company's warehouse lenders.

         Interest expense increased 46% and 5% to $1,095,932 and $466,722 compared to $750,093 and $445,522 for the six months and three months ended June 30, 1999 and 1998, respectively, due primarily to the increased volume of whole loan originations and acquisitions, offset by the reduced borrowing cost associated with the Company's Warehouse Facilities.

         General and administrative expense increased 67% and 68% to $7,002,241 and $3,908,320 compared to $4,195,546 and $2,326,849 for the six months and three months ended June 30, 1999 and 1998, respectively, due primarily to increased personnel costs necessary to implement management's strategy to increase loan volumes and provide additional staff for future growth. Personnel cost increased 60% to $5,007,080 for the six months ended June 30, 1999 compared to $3,120,601 for the six months ended June 30, 1998. The balance of the increase in general and administrative expense was primarily attributable to increases in rent, office supplies, telephones, and overnights, due to relocation and expansion of the Company's primary operating facility in August 1998.

         Depreciation expenses increased to $63,134 and $22,397 compared to $36,178 and $18,847 for the six and three months ended June 30, 1999 and 1998, respectively, primarily due to increased purchases of computer hardware and software, and leasehold improvements.

         The Company had net income of $272,490 and $181,515, compared to a net income of $947,673 and $512,054 for the six months and three months ended June 30, 1999 and 1998, respectively. The decrease in net income in 1999 compared to 1998 was the result of the Company staffing up for higher production to offset an approximate 25% reduction in the premium spread received and provide additional staff for future growth.

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

         On June 30, 1999, total stockholders equity was $3,458,617 working capital was $1,010,392 and net income was $272,490. Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans, are essential to the continuation of the Company's ability to originate and purchase loans. The Company borrows funds on a short- term basis to support the accumulation of loans prior to sale. These short-term borrowings are made under warehouse lines of credit with various lenders as described in note 2 to the condensed consolidated financial statements (collectively the "Warehouse Facilities"). Pursuant to the Warehouse Facilities, the Company has available total secured revolving credit lines of $62.5 million to finance the Company's origination or purchase of loans, pending sale to investors. The lines of credit pursuant to the Warehouse Facilities are collateralized by the assignment and pledge of eligible mortgage loans. The various lines making up the Warehouse Facilities bear interest at annual rates ranging from LIBOR plus 1 1/8 to prime plus 2%, payable at the time of purchase by the permanent investor. The Warehouse Facilities provide for a transaction charge from $100 per loan to as low as $25 per loan and require the Company to possess a minimum net worth of $2.5 million, a current ratio of 1.1 and a compensating cash balance on deposit in the amount of $5,000 under the more restrictive covenants. On June 30, 1999, the balance outstanding, pursuant to the Warehouse Facilities, totaled $30,678,477. In April 1999, the Company obtained a working capital line of credit for $150,000 with Northern Trust Bank.

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

PART II-OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS
     -------------------------

         The Company is named as a respondent in Ted BRISTOW and GARY PHILLIPPE VS. GREEN WORLD TECHNOLGIES, INC., MEDICAL INDUSTRIES OF AMERICA, INC. and WESTMARK GROUP HOLDINGS, INC., Case #74-160-00629-99, filed with the American Arbitration Association on May 10, 1999. The claimants were employed by Green World Technologies, Inc., a former affiliate of the Company. The claimants were terminated by Green World in August of 1997. The claimants allege that they are entitled to severance compensation as a result of their employment termination. The Company filed a complaint in the Circuit Court of Palm Beach County, Florida on June 24, 1999, Case #CL 99-6201 AO, seeking a judicial determination that the Company is not bound to arbitrate this matter. The Company's motion to stay the arbitration proceedings was granted on August 2, 1999. The Company expects that a hearing on the merits within the next sixty (60) days will determine whether or not the claimants are entitled to proceed against the Company in the arbitration. The matter is in the initial stages of discovery. The Company is unable to predict the outcome of this matter at this time.

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

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
     -------------------------------------------------

     On March 1, 1999 the Company issued 2,508 shares of its common stock to a creditor of the Company in satisfaction of $5,000 in debt. In June 1999, the Company completed an initial closing of a private placement in which it sold 263,977 shares of Series H Preferred Stock and warrants to purchase 263,977 shares of the Company's common stock. Each share of preferred stock has a liquidation preference of $3.15 per share, is convertible into one share of common stock, and is entitled to a cumulative dividend of 10% per year. Each warrant is exercisable at $3.75 per share into one share of common stock at the election of the holder. The warrants expire on May 31, 2004. The securities were sold to "accredited investors" as that term is defined in Regulation D of the Securities Act of 1933. The Company received net proceeds of approximately $727,563 from the initial closing of the Private Placement. The net proceeds will be used for working capital and general corporate purposes. The exemption the Company relied upon for the above transactions is Section 4(2) of the Securities Act of 1933.


     ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     ---------------------------------------

         None.


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     ------------------------------------------------------------

         The Company held its Annual Meeting of Stockholders on June 22, 1999. At the Annual Meeting, Mark D. Schaftlein, Payton Story, III, Irving H. Bowen, Louis Resweber, John O. Hopkins and Allan C. Sorensen were elected as directors to serve until the next Annual Meeting of Stockholders.

     At the Annual Meeting, the stockholders also voted to ratify the appointment of Rachlin Cohen & Holtz as the Company's independent accountants for the fiscal year ending December 31, 1999. The following table shows the votes cast for and against, and abstentions, with respect to the above matter and with respect to each nominee for director:

Proposal 1 - Election of Directors:

                                  For            Against       Abstentions
                               -------------------------------------------

Mark D. Schaftlein              2,774,824            0             18,219
Payton Story, III               2,775,136            0             17,907
Irving H. Bowen                 2,775,136            0             17,907
Louis Resweber                  2,775,196            0             17,847
Allan C. Sorensen               2,775,196            0             17,847
John O. Hopkins                 2,775,196            0             17,847


Proposal 2 - Ratification of Appointment of Rachlin Cohen & Holtz as the Company's Independent Accountants:

         For                 Against          Abstentions
      ---------------------------------------------------

       1,821,174             14,354             5,668


     ITEM 5.  OTHER INFORMATION
     --------------------------

         None

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
     -----------------------------------------

         (a)      EXHIBITS

Exhibit                    Description
-------                    -----------

10.1 $150,000 Line of Credit Agreement between the Company and Northern Trust Bank dated April 29, 1999.

10.2 Promissory Note between the Company and Northern Trust Bank dated April 29, 1999.

10.3     Guaranty between the Company and Northern Trust Bank dated April 29,
         1999.

10.4 Security Agreement between the Company and Northern Trust Bank Dated April 29, 1999.

10.5 Wholesale Loan Agreement between the Company's wholly-owned subsidiary, Westmark Mortgage Corporation, and Great Eastern Funding, LLC dated May 28, 1999.

10.6 Client Contract between the Company's wholly-owned subsidiary, Westmark Mortgage Corporation, and Residential Funding Corporation dated June 8, 1999.

10.7 Master Mortgage Loan Purchase Agreement between the Company's wholly-owned subsidiary, Westmark Mortgage Corporation and Banc One Financial Services, Inc. dated December 22, 1998.

27.1     Financial Data Schedule (for SEC use only).


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

Dated: August 10, 1999