Form 10QSB
period 1999-09-30
WESTMARK GROUP HOLDINGS INC
filed 1999-11-12
CIK 820771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                               ------------------
                                   (MARK ONE)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                       or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [XX] No [ ]

The number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 1999: 3,447,426 (one class).

Transitional Small Business Disclosure Format:  Yes [ ]   No  [XX]


                          WESTMARK GROUP HOLDINGS, INC.

                            FORM 10-QSB REPORT INDEX



10-QSB Part and Item No.
-----------------------

         Part I-Financial Information

                  Item 1.   Financial Statements (Unaudited)

                           Consolidated balance sheets as of
                                    September 30, 1999 and December 31, 1998...........................3

                           Consolidated statements of operations
                                    for the three months and nine months ended September 30, 1999 and 1998...........................................................4

                           Consolidated statements of cash flows for the nine
                                    months ended September 30, 1999 and 1998...........................5

                           Condensed notes to consolidated financial statements........................6

                  Item 2.  Management's Discussion and Analysis of Financial
                                            Condition and Results of Operations........................7

         Part II-Other Information

                  Item 1.  Legal Proceedings..........................................................11
                  Item 2.  Changes in Securities......................................................12
                  Item 3.  Defaults Upon Senior Securities............................................12
                  Item 4.  Submission of Matters to a Vote of Security Holders........................12
                  Item 5.  Other Information..........................................................12
                  Item 6.  Exhibits and Reports on Form 8-K...........................................12

         Signatures...................................................................................13



      ITEM 1.      Financial Statements
                   --------------------

                  Westmark Group Holdings, Inc. and Subsidiary
                           Consolidated Balance Sheets
        September 30, 1999 with comparative figures for December 31, 1998

                                    UNAUDITED

                               ASSETS                                                             1999                  1998
                               ------
                                                                                           -------------------    -----------------
   Current assets:
      Cash and cash equivalents                                                                   $ 7,929,504           $7,111,373
      Accounts receivable                                                                           5,265,835            1,259,252
      Mortgage loans held for sale                                                                 44,779,906           21,741,557
      Deferred tax asset                                                                            1,275,000            1,275,000
                                                                                           -------------------    -----------------
            Total current assets                                                                   59,250,245           31,387,182

   Property and equipment, net                                                                        830,871              578,382

   Investments in preferred stock                                                                      76,528              349,028

   Property and Notes Held for Sale, net                                                              820,801              211,500

   Investments in real estate                                                                         150,000              300,000

   Other assets                                                                                       540,753              315,982
                                                                                           -------------------    -----------------
           Total assets                                                                           $61,669,198          $33,142,074
                                                                                           ===================    =================


                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
   Current liabilities:
      Warehouse lines of credit                                                                   $57,177,904          $29,006,951
      Notes payable and capital leases                                                                366,890              304,525
      Settlements payable                                                                             180,399              309,746
      Accounts payable                                                                                409,880              723,765
      Accrued liabilities                                                                             483,571              221,775
      Income taxes payable                                                                                  -               32,000
      Dividends payable                                                                                33,803               17,500
                                                                                           -------------------    -----------------
            Total current liabilities                                                              58,652,447           30,616,262
                                                                                           -------------------    -----------------

   Long-term portion of debt and capital lease obligations                                                  -               39,749
                                                                                           -------------------    -----------------

   Stockholders' Equity:
      Preferred stock, $0.001 par value, 10,000,000 shares authorized, 417,154
         (150,005 at December 31, 1998) shares issued and outstanding;
          stated at liquidation value                                                               1,256,510              600,010
      Common stock, $0.005 par value, 15,000,000 shares authorized,
         3,447,426 (3,315,824 at December 31, 1998) shares issued and outstanding                      17,236               16,579
      Additional paid-in capital                                                                   29,622,370           29,293,091
      Treasury Stock (58,173 shares at cost)                                                         (333,333)                   -

      Deficit                                                                                     (27,296,032)         (27,173,617)
      Stock subscription receivable                                                                  (250,000)            (250,000)
                                                                                           -------------------    -----------------
            Total stockholders' equity                                                              3,016,751            2,486,063
                                                                                           -------------------    -----------------
            Total liabilities and stockholders' equity                                            $61,669,198          $33,142,074
                                                                                           ===================    =================

   See accompanying condensed notes to consolidated financial statements.


                  Westmark Group Holdings, Inc. and Subsidiary
                      Consolidated Statements of Operations
     For the three months and nine months ended September 30, 1999 and 1998


                                    UNAUDITED


                                                          Three Months Ended                        Nine Months Ended
                                                 -------------------------------------     ----------------------------------------
                                                      1999                  1998                1999                     1998
                                                      ----                  ----                ----                     ----
Revenues:
   Gain on sale of loans                             $4,462,014            $4,209,187          $11,811,460              $9,803,193
   Loan origination fees                                649,942               294,103            1,686,862               1,173,728
   Interest income                                    1,123,754               642,646            2,594,706               1,306,142
   Other income                                          97,676                41,172              342,653                  74,670
                                                 ---------------       ---------------     ----------------         ---------------
                                                      6,333,386             5,187,108           16,435,681              12,357,733
                                                 ---------------       ---------------     ----------------         ---------------

Costs and Expenses:
   Direct loan fees                                   1,700,673             1,345,083            3,369,171               2,369,259
   Interest expense                                     994,489               606,288            2,090,421               1,356,381
   General and administrative                         3,834,728             2,719,752           10,836,969               7,152,798
   Depreciation and amortization                         22,098                43,576               85,232                 129,211
                                                 ---------------       ---------------     ----------------         ---------------
                                                      6,551,988             4,714,699           16,381,793              11,007,649
                                                 ---------------       ---------------     ----------------         ---------------

Income (loss) from operations                          (218,602)              472,409               53,888               1,350,084
                                                 ---------------       ---------------     ----------------         ---------------

Other Income (Expense):
   Dividend income                                            -                35,000                    -                 105,000
   Provision for impairment in value of
     investment in real estate                         (150,000)                    -             (150,000)                      -
                                                 ---------------       ---------------     ----------------         ---------------

Income (loss) before taxes                             (368,602)              507,409              (96,112)              1,455,084

Income tax expense                                            -               177,593                    -                 509,279
                                                 ---------------       ---------------     ----------------         ---------------

Tax benefit of net operating loss carryforward                -              (177,593)                   -                (509,279)
                                                 ---------------       ---------------     ----------------         ---------------

Net income (loss)                                     $(368,602)            $ 507,409            $ (96,112)             $1,455,084
                                                 ===============       ===============     ================         ===============

Earnings (Loss) Per Common Share:
   Basic                                              $   (0.12)            $    0.17            $   (0.04)             $     0.52
                                                 ===============       ===============     ================         ===============
   Diluted                                            $   (0.12)            $    0.10            $   (0.04)             $     0.30
                                                 ===============       ===============     ================         ===============

Weighted Average Shares Outstanding:
   Basic                                              3,340,601             2,915,225            3,325,295               2,783,998
                                                 ===============       ===============     ================         ===============
   Diluted                                            3,530,675             5,218,609            3,515,369               4,916,886
                                                 ===============       ===============     ================         ===============

See accompanying condensed notes to consolidated financial statements.


                  Westmark Group Holdings, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
              For the nine months ended September 30, 1999 and 1998

                                    UNAUDITED
                                                                                     1999                    1998
                                                                                     ----                    ----
   Cash Flows from Operating Activites:
      Net income (loss)                                                            $ (96,112)            $1,455,084
      Adjustments to reconcile net income to net cash
         provided (used) by operating activities:
                Depreciation                                                          85,232                 49,960
                Amortization                                                               -                 74,187
                Common stock issued for services                                      12,000                237,500
                Changes in operating assets and liabilities:
                Impairment in value of investment in real estate                     150,000                      -
                   (Increase) decrease in:
                      Accounts receivable                                         (4,006,583)                     -
                      Mortgage loans held for sale                               (23,038,349)           (11,061,093)
                      Other assets                                                  (224,771)              (245,306)
                   Increase (decrease) in:
                      Accounts payable                                              (329,582)                60,352
                      Accrued liabilities                                            261,796                (33,370)
                      Settlements payable                                           (129,347)              (452,177)
                      Warehouse lines of credit                                   28,170,953             10,732,642
                                                                             ----------------        ---------------
                         Net cash provided by operating activities                   855,237                817,779
                                                                             ----------------        ---------------

   Cash Flows from Investing Activities:
      Purchases of property and equipment                                           (337,721)              (451,191)
      Investment in property and notes held for sale                                (609,301)                     -
                                                                             ----------------        ---------------

                         Net cash used by investing activities                      (947,022)              (451,191)
                                                                             ----------------        ---------------

   Cash Flows from Financing Activities:
     Proceeds from sale of preferred stock                                           974,436                306,144
     Preferred dividends                                                             (26,303)                     -
     Proceeds from sale of common stock                                                    -                600,000
     Purchase of common stock for treasury                                           (60,833)                     -
     Proceeds from line of credit                                                    100,000                      -
     Payments on notes payable and capital leases                                    (77,384)              (951,407)
                                                                             ----------------        ---------------
                         Net cash provided (used) by financing activities            909,916                (45,263)
                                                                             ----------------        ---------------

   Net Increase in Cash and Cash Equivalents                              818,131                321,325

   Cash and Cash Equivalents, Beginning                                            7,111,373                100,010
                                                                             ----------------        ---------------

   Cash and Cash Equivalents, Ending                                              $7,929,504              $ 421,335
                                                                             ================        ===============

    Supplemental Disclosures:
                Cash paid for interest                                            $1,896,391
                                                                             ================
                Capital leases                                                      $ 39,749
                                                                             ================

     See accompanying condensed notes to consolidated financial statements.

                  Westmark Group Holdings, Inc. and subsidiary
              Condensed Consolidated Notes to Financial Statements

NOTE 1:  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310b of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes related thereto included in the Company's audited annual report on Form 10-KSB for the year ended December 31, 1998.

NOTE 2:  FINANCING ACTIVITY

         The Company has secured warehouse lines of credit on favorable terms from the following institutions:

         Household Financial Services, Inc.          $40 million
         Princap Mortgage Warehouse, Inc.            $10 million
         Great Eastern Funding                       $10 million
         Provident Bank                              $10 million
         National Mortgage Warehouse                 $10 million

         All warehouse lines of credit are one year renewable contracts and there can be no assurance that they will renew or renew on similar terms. Warehouse lines totaling $31.5 million, which are not included in the above table, did not renew in the first three quarters of 1999 due to lenders changing their lending policies to exclude sub-prime business.

NOTE 3:  EARNINGS PER SHARE

         The Company provides for the calculation of basic and diluted earnings per share. Basic earnings per share include only common stock outstanding during the period. Diluted earnings per share assumes exercising warrants and options granted that are "In the Money" and convertible preferred stock and convertible debt. Earnings per share is computed by dividing income available to common stockholders by the basic weighted average number of common shares and income available to all stock holders by the diluted weighted average number of common shares. For the nine months ended September 30, 1999, diluted loss per share has not been adjusted for the anti dilutive effect of preferred stock dividends, warrants, options, convertible debt and convertible preferred stock.

NOTE 4:  RELATED PARTY

         Effective September 30, 1999, Medical Industries of America, Inc., now known as Cyber-Care, Inc., required the Company to repurchase $333,333 of the Company's common stock at $5.73 per share because diluted earnings per share, as defined in an exchange agreement dated September 30, 1998 between the Company and Cyber-Care, did not equal or exceed $.45 per diluted share for the six months ended June 30, 1999. The Company used $272,500 of Cyber-Care preferred stock that it owned as partial consideration in the transaction. Additionally, the Company has agreed to repurchase $333,333 of its common stock owned by Cyber-Care at $5.73 per share if diluted earnings per share do not equal or exceed $0.55 per share for the six months ending December 31, 1999.

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

General
-------

         Westmark Mortgage Corporation, the Company's wholly-owned subsidiary, is a mortgage banking company engaged in the business of funding, purchasing and selling mortgage loans secured primarily by one-to-four family residences. The Company operates in 34 states and has operating offices in Boca Raton, Florida; Santa Ana, California; Chicago, Illinois area; and, Atlanta, Georgia area. In 1999, the Company began a "Retail Operation" which has three South Florida locations and deals directly with borrowers, to compliment its "Wholesale Operation", which deals through mortgage brokers. The Company primarily generates income from (i) gains recognized from premiums on loans sold to institutional purchasers, (ii) investment income earned on loans held for sale, and (iii) origination fees and related revenue received as part of loan closings. Gain on sale of loans, which represents the sales price in excess of loan acquisition costs from whole loan sales, constituted 72% and 79% of total revenues for the nine months ended September 30, 1999 and 1998, respectively, and 70% and 81% of total revenues for the three months ended September 30, 1999 and 1998, respectively. Investment income earned on loans held for sale constituted 16% and 11% of total revenues for the nine months ended September 30, 1999 and 1998, respectively, and 18% and 12% of total revenues for the three months ended September 30, 1999 and 1998, respectively. Loan origination fees and related revenue represented 10% and 9% of total revenues for the nine months ended September 30, 1999 and 1998, respectively, and 10% and 6% of total revenues for the three months ended September 30, 1999 and 1998, respectively.

         The Company sells most of the loans it funds, generally within 30 to 60 days of origination. The loans are sold through purchase agreements with Household Financial Services, Conseco Finance Servicing Corporation, Bay Financial, Associates Home Equity Services, Inc., BancOne Financial Services, Inc., GMAC/Residential Funding Corporation, and various other non-conforming mortgage conduits. These agreements are for specific terms or are open ended, and require the loans to satisfy the underwriting criteria described therein. The Company sold loans totaling $302.2 million and $190.5 million during the nine months ended September 30, 1999 and 1998, respectively, and $115.6 million and $80.8 million during the three months ended September 30, 1999 and 1998, respectively. The Company does not retain the servicing rights for any of the loans it sells, and sells all loans primarily in whole loan sales. The gain on sale of loans was $11,811,460 and $9,803,193 for the nine months ended September 30, 1999 and 1998, respectively; and $4,462,014 and $4,209,187 for the three months ended September 30, 1999 and 1998, respectively.

         Loans held for sale were comprised of all sub-prime loans at September 30, 1999 and 1998. At the time the Company commits to fund a loan, the interest rate is locked for the individual loan transaction. Until the Company obtains a commitment to sell the loan to an investor, the Company is subject to interest-rate fluctuations.

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

The Company assigns credit grades to its sub-prime loans during the underwriting process. These grades range from "A+" to "D". At September 30, 1999, the credit grades assigned to mortgage loans held for sale was approximately 75% "A+", "A" and "A-", 16% "B", 8% "C", and 1% "D". About 55% of these loans were adjustable rate mortgages and 45% were fixed rate. The weighted average interest rate of these loans was approximately 10.7%.

Underwriting
------------

         All home equity loans are underwritten to the Company's mortgage underwriting guidelines. The underwriting process is intended to assess both the prospective borrower's ability to repay the loan and the adequacy of the real property security as collateral for the loan. In the origination process, typically, the loan application is taken by the approved broker/correspondent using the basic application (FNMA Form 1003) and the credit report ordered by the originating office. The Form 1003 and credit report are forwarded via Toll Free fax to the Boca Raton, Florida, Santa Ana, California, Schaumberg, Illinois or Kennesaw, Georgia offices. Westmark underwriters grade the credit report and determine acceptability within program guidelines and a preliminary approval/pre-qualification is faxed back to the originator. Approvals are usually generated within a 24-hour period and closing occurs within days. Account executives rely on pagers, fax machines, cellular phones and overnight delivery to be in contact with corporate headquarters at all times. The underwriting standards involve the following:

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

          o on purchase transactions, the borrower's cash down payment is verified as to amount and source to ensure that they have legitimate equity in the property and on refinances, the length of time of ownership is verified, using FNMA guidelines in this area;
          o and, on a case-by-case basis, after review and approval by the Company's underwriters, home equity loans may be made which vary from the underwriting guidelines if approved by a senior underwriter or by an executive officer of the Company.

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

Results of Operations
---------------------

         Nine months and three months ended September 30, 1999 compared to nine months and three months ended September 30, 1998:

         Total revenues increased 33% and 22% to $16,435,681 and $6,333,386 in the nine months and three months ended September 30, 1999 compared with $12,357,733 and $5,187,108 in the nine months and three months ended September 30, 1998. This increase was primarily due to the Company's increased ability to acquire and sell non-conforming mortgages, offset by a reduction in the premium spread received as described below.

         Gain on sale of loans, all of which was derived from premiums on whole loan sales, increased 20% and 6% to $11,811,460 and $4,462,014 compared with $9,803,193 and $4,209,187 for the nine months and three months ended September 30, 1999 and 1998, respectively. The volume of non-conforming loans sold was approximately $302.2 and $190.5 million compared with $115.6 and $80.8 million for the nine months and three months ended September 30, 1999 and 1998, respectively. This is an increase of 58% and 43% for the nine and three months ended September 30, 1999 as compared to the nine and three months ended September 30, 1998, respectively. This increase was the result of increased sales volume due to the implementation of management's strategy to increase the volume of originating and selling loans, offset by a reduction in the premium spread received, discussed below.

         In October and November 1998 industry wide margins on the sale of loans and the rate of growth in whole loan sales were both reduced. This resulted in an industry wide reduction of premiums on whole loan sales of approximately 30% due to many investors deciding to invest in more liquid securities with higher yields. At the same time several investors who historically had acquired mortgage loans for resale in credit enhanced and non-enhanced packages went out of business or lost their funding sources. Since this October 1998 correction, margins have begun to stabilize and the Company has been able to continue growing. This is due primarily to certain investors the Company has developed long-term relationships with, who purchase a significant majority of the Company's mortgages, buying mortgages to hold for investment rather than resale. As a result of this investment approach the investors are less concerned with liquidity and are again purchasing the Company's loans in the same or greater quantities as during 1998, although at premium reductions of 35% and 32% for the nine months and three months ended September 30, 1999 compared to 1998.

         Loan origination fees increased 44% and 121% to $1,686,862 and $649,942 compared to $1,173,728 and $294,103 for the nine months and three months ended September 30, 1999 and 1998, respectively. This increase is primarily due to increased loan volume, management adjusting the wholesale loan origination pricing structure to provide for an increase in per loan origination fees, and a higher fee structure on retail loans.

         Investment income, comprised primarily of interest earned on loans held for sale, increased 99% and 75% to $2,594,706 and $1,123,754 compared to $1,306,142 and $642,646 for the nine and three months ended September 30, 1999 and 1998, respectively. This increase is due primarily to more loan production in 1999 as compared to 1998.

         Total operating expenses increased 49% and 39% to $16,381,793 and $6,551,988 compared to $11,007,649 and $4,714,699 for the nine months and three months ended September 30, 1999 and 1998, respectively. This increase is primarily due to (i) an increase in direct loan fees, (ii) an increase in interest expense and, (iii) an increase in general and administrative expenses.

         Direct loan fee expenses increased 42% and 26% to $3,369,171 and $1,700,673 compared to $2,369,259 and $1,345,083 for the nine months and three months ended September 30, 1999 and 1998, respectively, due primarily to the increase in loan volume, higher fees paid on increased correspondent loan purchases and increased loan processing fees charged by the Company's warehouse lenders.

         Interest expense increased 54% and 64% to $2,090,421 and $994,489 compared to $1,356,381 and $606,288 for the nine months and three months ended September 30, 1999 and 1998, respectively, due primarily to the increased volume of whole loan originations and correspondent loan purchases.

         General and administrative expense increased 52% and 41% to $10,836,969 and $3,834,728 compared to $7,152,798 and $2,719,752 for the nine months and three months ended September 30, 1999 and 1998, respectively, due primarily to increased personnel costs necessary to implement management's strategy to increase loan volumes and provide additional staff for future growth. Personnel cost increased 42% to $7,037,540 for the nine months ended September 30, 1999 compared to $4,960,900 for the nine months ended September 30, 1998. The balance of the increase in general and administrative expense was primarily attributable to increases in rent, office supplies, telephones, and overnight deliveries.

         Depreciation and amortization expenses decreased to $85,232 and $22,098 compared to $129,211 and $43,576 for the nine and three months ended September 30, 1999 and 1998, respectively, primarily due to reduced amortization expense as a result of fully amortizing in 1998 assets acquired, offset by increased depreciation on purchases of computer hardware and software, and leasehold improvements.

         The Company had a net loss of $96,112 and $368,602 compared to a net income of $1,455,084 and $507,409 for the nine months and three months ended September 30, 1999 and 1998, respectively. The decrease in net income in 1999 compared to 1998 was the result of the following:

      o increased warehouse interest expense as a result of prime increasing and the retirement of LIBOR based lines;
      o  staffing up for expected fourth quarter levels of production;
      o  reduced premium spread received; and
      o the net realizable value writedown of "Investment in Real Estate" by $150,000 to reflect the Company's current evaluation of facts and circumstances.

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

         On September 30, 1999, total stockholders equity was $3,016,751, working capital was $597,798 and the net loss was $96,112 for the nine months ended September 30, 1999. Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans, are essential to the continuation of the Company's ability to originate and purchase loans. The Company borrows funds on a short- term basis to support the accumulation of loans prior to sale. These short-term borrowings are made under warehouse lines of credit with various lenders as described in note 2 to the condensed consolidated financial statements. Pursuant to the warehouse lines of credit, the Company has available total secured revolving credit lines of $80 million to finance the Company's origination or purchase of loans, pending sale to investors. The warehouse lines of credit are collateralized by the assignment and pledge of eligible mortgage loans. The various warehouse lines of credit bear interest at annual rates ranging from prime plus 1 to prime plus 2%, payable at the time of purchase by the permanent investor. The warehouse lines of credit provide for a transaction charge from $100 per loan to as low as $25 per loan and require the Company to possess a minimum net worth of $2.5 million, a current ratio of 1.1 and a compensating cash balance on deposit in the amount of $5,000 under the more restrictive covenants. On September 30, 1999, the balance outstanding, pursuant to the warehouse lines of credit, totaled $57,177,904. In April 1999, the Company obtained a working capital line of credit for $150,000 with Northern Trust Bank, of which $100,000 has been used and is outstanding as of September 30, 1999.

         Pursuant to an exchange agreement dated September 30, 1998 between the Company and Medical Industries of America, Inc., now known as Cyber-Care, Inc., the Company has agreed to repurchase $333,333 of its common stock owned by Cyber-Care at $5.73 per share if diluted earnings per share do not equal or exceed $0.55 per share for the six months ending December 31, 1999. The Company anticipates that it will be required to make this repurchase based on its earnings for the first nine months of 1999. The Company expects to have sufficient funds available from operations to make the repurchase payment.


Year 2000 Compliance
--------------------

         Computer-based systems that utilize two digits rather than four digits to define the applicable year may fail to properly recognize date sensitive information when the year changes to 2000. The Company has completed a comprehensive review of its computer-based systems to determine if they will be affected by resulting Year 2000 related compliance issues, that is whether those systems have Year 2000 related "computer bugs." This review has revealed no material Year 2000 related compliance issues, primarily because the Company has developed or purchased most of its computer hardware and software systems within the last four years. Therefore, it does not expect to be affected by Year 2000 issues because very few of the Company's computer-based systems were installed before the Y2K problem was recognized. We do not expect to incur Year 2000 compliance related costs that would be material to us. The Company is asking for confirmation from outside vendors, financial institutions and others that they are Year 2000 compliant or that they are developing and implementing plans to become Year 2000 compliant. However, there is no assurance that these outside vendors, financial institutions and others will timely resolve their own Year 2000 compliance issues or that any such failure would not have an adverse effect on the Company. The Company has completed contingency plans to assure the continuation of its operations if these outside vendors, financial institutions or others fail to timely resolve their own Year 2000 compliance issues. The Company believes it is devoting the necessary resources to timely address all Year 2000 compliance issues over which we have control.

PART II-OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS
         -------------------------

         The Company was named as a respondent in Ted BRISTOW and Gary PHILLIPPE VS. GREEN WORLD TECHNOLOGIES, INC., MEDICAL INDUSTRIES OF AMERICA, INC., and WESTMARK GROUP HOLDINGS, INC., Case #74-160-00629-99, filed with the American Arbitration Association in California on May 10, 1999. The claimants were employed by Green World Technologies, Inc., a former affiliate of the Company. The claimants were terminated by Green World Technologies, Inc. in August of 1997. The claimants allege that they are entitled to severance compensation from the Company as a result of their employment termination. The Company filed a complaint in the Circuit Court of Palm Beach County, Florida on June 24, 1999, Case #CL 99-6201 AO, seeking a judicial determination that the Company is not bound to arbitrate this matter. The Circuit Court has denied BRISTOW's and PHILLIPPE's motion to dismiss them from the Circuit Court action for lack of jurisdiction. The parties have since stipulated to a permanent stay of the arbitration proceedings against the Company. In a separate action, the United States District Court for the Eastern District of California has denied PHILLIPPE's and BRISTOW's motion to compel the Company to submit to arbitration and granted the Company's motion to dismiss the Company for lack of personal jurisdiction.

         The Company does not believe that any of these pending legal proceedings and those reported in its 1998 Annual Report on Form 10-KSB and in its Quarterly Reports on Form 10-QSB for the periods ending March 31, 1999 and June 30, 1999, individually or in the aggregate, will materially impact the company's financial condition or results of operations. From time to time, the company is a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such routine litigation is likely to have a material adverse effect on the Company's financial condition or results of operations.

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
         -------------------------------------------------

         In November 1999, the Company completed a private placement in which it sold a total of 367,147 shares of Series H Preferred Stock and warrants to purchase 367,147 shares of the Company's common stock. These figures include the 263,977 shares of preferred stock and warrants to purchase 263,977 shares of common stock which were sold in the initial closing of the private placement in June 1999, as previously reported in the Company's quarterly report for the period ending June 30, 1999 on Form 10-QSB. Each share of preferred stock has a liquidation preference of $3.15 per share, is convertible into one share of common stock, and is entitled to a cumulative dividend of 10% per year. Each warrant is exercisable at $3.75 per share into one share of common stock at the election of the holder. The warrants expire on May 31, 2004. The securities were sold to "accredited investors" as that term is defined in Regulation D of the Securities Act of 1933. After payment of $115,650 in commissions, placement agent expenses of $28,913 and legal fees of $37,502 the Company received net proceeds of approximately $974,436 from the private placement. The net proceeds will be used for working capital and general corporate purposes. The exemption the Company relied upon for the above transactions is Section 4(2) of the Securities Act of 1933.

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES
         ---------------------------------------

               None.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         -----------------------------------------------------------

               None.

         ITEM 5. OTHER INFORMATION
         -------------------------

               None

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
         ----------------------------------------

               (a)      EXHIBITS

Exhibit                    Description
-------                    -----------

4.1               Series H Preferred Stock Designation.
10.1 Warehouse Loan and Security Agreement between the Company's wholly-owned subsidiary, Westmark Mortgage Corporation and The Provident Bank dated July 7, 1999.
10.2 Broker Origination Agreement between the Company's wholly-owned subsidiary, Westmark Mortgage Corporation and WMC Mortgage Corp. dated April 27, 1999.
10.3 Master Agreement for Purchase and Sale of Mortgage Loans between the Company's wholly-owned subsidiary, Westmark Mortgage Corporation and EquiCredit Corporation of America dated June 9, 1999.
10.4 Addendum to the Master Agreement for Purchase and Sale of Mortgage Loans between the Company's wholly-owned subsidiary, Westmark Mortgage Corporation and EquiCredit Corporation of America dated June 25, 1999.
10.5 Broker Agreement between the Company's wholly-owned subsidiary, Westmark Mortgage Corporation and Chase Manhattan Mortgage Corporation dated July 21, 1999.
10.6 Master Commitment between the Company's wholly-owned subsidiary, Westmark Mortgage Corporation and Merrill Lynch Credit Corporation dated April 14, 1999.

10.7 Master Loan Purchase and Sale Agreement between the Company's wholly-owned subsidiary, Westmark Mortgage Corporation and Merrill Lynch Credit Corporation dated April 14, 1999.
10.8 Master Agreement for Sale and Purchase of Mortgage Loans between the Company's wholly-owned subsidiary, Westmark Mortgage Corporation and BankBoston, N.A. dated August 31, 1999.
10.9 Mortgage Broker Agreement between the Company's wholly-owned subsidiary, Westmark Mortgage Corporation and First Franklin Financial Corporation dated March 23, 1999.
10.10 Master Agreement for Sale and Purchase of Mortgages between the Company's wholly-owned subsidiary, Westmark Mortgage Corporation and Bay Financial Savings Bank, F.S.B. dated February 12, 1999.
10.11 Amendment to Master Agreement for Sale and Purchase of Mortgages between the Company's wholly-owned subsidiary, Westmark Mortgage Corporation and Bay Financial Savings Bank, F.S.B dated February 12, 1999.
27.1              Financial Data Schedule (for SEC use only).


        (b)       REPORTS ON FORM 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


         WESTMARK GROUP HOLDINGS, INC.


         By: /c/ Irving H. Bowen
         -----------------------
         Irving H. Bowen, Executive Vice President, Treasurer
         & Chief Financial Officer, Director (Principal Accounting Officer & Duly Authorized Director & Officer of the Registrant)
         By: /c/ Mark D. Schaftlein
         --------------------------
         Mark D. Schaftlein, President & Chief Executive
         Officer,  Director (Duly Authorized Director & Officer
         of the Registrant)

Dated: November 12, 1999