Form 10KSB40
period 1999-12-31
WESTMARK GROUP HOLDINGS INC
filed 2000-08-18
CIK 820771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
                                   (MARK ONE)

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

                         COMMON STOCK, $0.005 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the 12 months ended December 31, 1999:  $23,408,448.

Nasdaq delisted the Company's common stock on June 29, 2000, after suspending trading of the Company's common stock on March 30, 2000. The Company's common stock is no longer listed on any exchange, nor is it quoted on the National Association of Securities Dealers, Inc. Automated Quotation System. There is no established trading market now for the Common Stock, which may be traded infrequently in the over-the-counter market under the symbol "WGHI" on the "pink sheets" issued by the National Quotation Bureau, Inc. As of August 4, 2000, the last reported trade of the Company's common stock took place at $0.11 per share. The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last reported sales price for such stock of $0.10 per share on August 16, 2000 was: $264,093.

The number of shares outstanding of each of the registrant's classes of common stock, as of August 8, 2000: 3,730,708 (one class).

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format:  Yes [ ]   No  [XX]

                                TABLE OF CONTENTS

ITEMS                                                                                                                     PAGE
-----                                                                                                                     ----


PART I
      ITEM 1.       BUSINESS.............................................................................................    1
      ITEM 2.       PROPERTIES...........................................................................................    3
      ITEM 3.       LEGAL PROCEEDINGS....................................................................................    3
      ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................    5


PART II

      ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................................    5
      ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................    6
      ITEM 7        FINANCIAL STATEMENTS.................................................................................    10
      ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT AND FINANCIAL DISCLOSURE....................    10


PART III

      ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION
                    16(A) OF THE EXCHANGE ACT EXECUTIVE OFFICERS AND DIRECTORS...........................................    10
      ITEM 10.      EXECUTIVE COMPENSATION...............................................................................    11
      ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................................    14
      ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................................    15
      ITEM 13       EXHIBITS AND REPORTS ON FORM 8-K.....................................................................    17


SIGNATURES...............................................................................................................    22

                                     PART I

ITEM 1.  BUSINESS

         On July 22, 2000, we suspended operations of our wholly owned mortgage banking subsidiary, Westmark Mortgage Corporation . Those operations were our sole operations. Our value as a shell, if any, is limited. Potential and actual claims against us, arising both from the ordinary course of our former business and from misstatements in our 1999 quarterly reports filed on Form 10-QSB described below, may significantly reduce our value as a shell company.

         Until July 22 2000, we were in the business of underwriting, originating, and purchasing sub-prime mortgage loans through Westmark Mortgage Corporation. The capital to fund our new loans and loan purchases came mostly from institutional lenders under lines of credit which allowed us to "warehouse" loans until we could sell them to our investors.

         As of June 2000, all of our institutional lenders except one had stopped extending us credit under their warehouse lines because of the financial issues described below. Our only remaining lender, Household Commercial Financial Services, Inc., stopped extending us credit on June 30, 2000, forcing us to suspend all of our operations except our California operations.

         We were able to continue operating our California branch until July 21, 2000 under an interim financing agreement with First NLC Financial Services, LLC. On July 21, 2000, we sold the assets of our California branch to G.I.E., Inc. for $125,000.

         On August 2, 2000, Household Financial Services, Inc. acquired approximately $12.4 million of loans in an ordinary course of business sale. Also on August 2, 2000, Household Commercial Financial Services, Inc. acquired all of our remaining loans, including all related foreclosed upon real estate or real estate taken back in lieu of foreclosure, which had been funded using our Household warehouse line of credit. These remaining loans and real estate were acquired in exchange for an amount equal to our outstanding balance on our Household warehouse line of credit. We and Westmark Mortgage Corporation also executed a settlement agreement with Household Financial Services and Household Commercial Financial Services on August 2, 2000 in which we agreed to release to Household all mortgage loan files and documents in our loan portfolio relating to loans financed under Household's warehouse line of credit. The settlement agreement included mutual general releases. Under the settlement agreement, we remain responsible for any act or omission of Westmark Mortgage Corporation related to its servicing of the loans. We are also required to remit to Household any payments on the related mortgage loans we receive on or after August 1, 2000.

         We have also delivered approximately $2.3 million of loans funded by our other former warehouse lenders back to those lenders.

         As of August 9, 2000, we have liquidated substantially all of our portfolios of mortgage loans and related foreclosed real estate and real estate taken back in lieu of foreclosure.

         In the process of conducting our audit for the year ending December 31, 1999, we discovered that during 1999 the value of our loan inventory was substantially overstated and the amount of our operating expenses was substantially understated. This inaccurate information was reflected in our quarterly reports filed on Form 10-QSB during 1999. If our financial resources permit, we intend to file an amended Form 10-QSB for each of the first three quarters of 1999.

         We issued a press release on March 30, 2000 stating that we expected to report a net loss of approximately $5 million for fiscal 1999. Nasdaq suspended trading of our common stock that day and delisted our common stock on June 29, 2000. Our common stock is now traded infrequently in the over-the-counter market on the "pink sheets" issued by the National Quotation Bureau, Inc.

         Our actual net loss for 1999 was ($6,815,739) consisting of the following:

          o        a net operating loss of $3,882,663
          o        litigation settlement costs of approximately $920,000
          o reduction of the carrying value of various platted road rights of way land strips we own by $300,000 to their estimated net realizable value of $0
          o reduction of the carrying value of stock we hold in a former subsidiary by $76,528 to its estimated net realizable value of $0
          o payroll tax penalties of $400,000 due to late filing of payroll tax returns, late payment of payroll taxes, and failure to use electronic funds transfer to make payroll tax payments - we are negotiating the amount of these penalties and expect to substantially reduce them, and

          o reduction of the carrying value of our deferred tax asset by $1,275,000 to its estimated net realizable value of $0 as of December 31, 1999, due to the uncertainty of our ability to earn enough future taxable income to utilize the deferred tax asset.

         During 2000, we were unable to deliver the promissory notes underlying approximately $7,300,000 of mortgage loans we sold to at least two institutional investors. This is because we were unable to repay the warehouse line lenders who funded the mortgage loans, and who have physical possession of the promissory notes as security for repayment of their warehouse lines. We have satisfied $5.5 million of that liability to one of the warehouse lenders, Household Finance, through a settlement agreement, but Household Finance is still retaining physical possession of the related promissory notes. We have additional potential significant liability for deficiencies and accrued interest to our other former warehouse line lenders. The only warehouse line lender we have executed a settlement agreement with is Household Commercial Financial Services.

         Before ceasing operations, we attempted to secure financing that would have allowed us to continue our business. We were unsuccessful.

         On May 15, 2000, we executed a non-binding letter of intent with First NLC Financial Services, LLC, providing for First NLC to acquire all of the stock or assets of Westmark Mortgage Corporation. The letter of intent called for First NLC to pay $6,000,000 to Westmark Mortgage Corporation at the closing of the contemplated transaction. The letter of intent provided that the $6,000,000 would be used to satisfy our obligations under our warehouse lines of credit. It also provided for First NLC, upon closing, to grant us an option with a 90 day term to acquire 5% of First NLC for $925,000. The transaction was conditioned upon a number of items, including:

          o        completion of due diligence by First NLC,
          o First NLC securing third party investments in First NLC, totaling $7.7 million,
          o        approval by First NLC's warehouse lenders,
          o receipt of other third party or governmental approvals, including the assignment of material contracts, and
          o        execution of a definitive agreement.

         We were also negotiating the terms of a separate agency agreement with First NLC that would have allowed us to act as a loan processor and underwriter for First NLC pending closing of the transaction contemplated under the non-binding letter of intent. We anticipated acting as First NLC's agent under this agreement in Florida and other states where we might no longer be licensed to operate as a mortgage lender because of our financial condition.

         We were unable to conclude the proposed agreements with First NLC.

         On June 1, 2000, we signed an agreement with Generation Capital Associates, providing for us to issue Generation Capital 3,500,000 shares of our preferred stock in exchange for $2,000,000. The preferred stock would be convertible into the greater of 48% of our common stock on a fully diluted basis or 3,500,000 shares of our common stock. The holders of the preferred stock would have had one vote per one share voting rights on the same basis as holders of our common stock. The agreement was conditioned upon a number of items, including:

         o closing of the above-described transaction with First NLC on or before July 31, 2000,
         o our net worth increasing to $2,200,000 upon sale of the preferred stock,
         o        maintenance of our listing on the Nasdaq Small Cap Stock
                  Market,
         o authorization of our subsidiary, Westmark Mortgage USA, to originate and purchase mortgage loans, and
         o        approval of the agreement by our stockholders.

         We were unable to sell the preferred stock to Generation Capital because we were unable to satisfy these conditions.

         Because of our current financial situation, our inability to secure additional financing, and our loss of our warehouse lenders, we were unable to remain in the mortgage loan business. We are now in the process of liquidating Westmark Mortgage Corporation's assets, including its existing loan portfolio, with a small workout team.

Employees

         As of December 31, 1999, we had 124 full-time administrative employees and 64 full-time production and operations employees. Due to our financial condition and the suspension of our operations, we have reduced our work force to a staff of 12 as of August 8, 2000.

Green World Sale

         Effective July 1996, we acquired all of the issued and outstanding capital stock of Green World Technologies, Inc., a provider of air conditioner enhancement products, from GTB Company. GTB had recently acquired Green World from Medical Industries of America, Inc. (now known as Cyber-Care, Inc.), an affiliate of the Company. We subsequently decided to focus our resources exclusively on our mortgage operations. In December 1997, we divested substantially all of our interest in Green World pursuant to an exchange agreement between us, GTB and Green World. As a result of the Exchange Agreement, we have reduced our ownership interest in Green World to Green World Series A Preferred Stock. The preferred stock represents approximately 18.5% of Green World's capital stock on a fully diluted basis. This 18.5% interest in Green World is reflected in our financial statements as an investment in preferred stock. At the end of 1999, we wrote down the value of our investment in Green World from $76,778 to $0.

Westmark - Cyber-Care Agreement

         On October 20, 1998, we executed an exchange agreement with our largest equity and debt holder, Cyber-Care, Inc., formerly known as Medical Industries of America, Inc., settling pending litigation with Cyber-Care and resolving all outstanding issues relating to our stock and debt held by Cyber-Care. The agreement supersedes all prior agreements entered into between us and Cyber-Care.

         The agreement, among other things, provided for: (1) the conversion of 200,000 shares of Westmark Series C Convertible Preferred Stock ($3.50 stated value per share) held by Medical Industries into 350,000 shares of our common stock, at a conversion ratio of $2.00 per share - as a result, Cyber-Care now owns 587,615 shares of our common stock, or approximately 15.8% of our 3.730 million shares of common stock outstanding at June 8, 2000; (2) the issuance to Cyber-Care of two-year warrants to buy 100,000 shares of our common stock at $3.25 per share; (3) elimination of Cyber-Care's claim to a guaranteed 49% ownership interest in us; (4) satisfaction of our Promissory Note payable to Cyber-Care with a principal balance as of September 30, 1998 of approximately $1,707,555 in exchange for the return by us to Cyber-Care of 172,750 shares of Cyber-Care's Series B Convertible Preferred Stock with a $10.00 stated value per share, and payment of $112,500 to Cyber-Care; and (5) our waiver of the right to payment of approximately $350,000 of Cyber-Care's Series B Convertible Preferred Stock accrued dividends, and waiver by Cyber-Care of the right to payment of approximately $179,000 of Westmark Series C Preferred Stock accrued dividends.

         The agreement provides us the right to repurchase our common stock held by Cyber-Care at varying prices. The agreement also provided for our obligation to repurchase $666,667 of our stock at $5.73 per share from Cyber-Care, because our fully diluted earnings per share, excluding non-recurring gains and losses, were less that $0.45 per share in the first half of 1999 and less than $0.55 per share in the second half of 1999. We have repurchased $549,177 of our common stock held by Cyber-Care. We have a remaining obligation to purchase $117,490 of our common stock from Cyber-Care.


ITEM 2.  PROPERTIES

         We maintain our executive and production offices in 27,000 square feet of leased space at 8000 North Federal Highway, Boca Raton, Florida 33487. Lease expense is $41,753.20 per month. We have made lease payments for this office through June 2000.

         We also leased space for our satellite offices in Santa Ana, California (4,819 square feet), Schaumberg, Illinois (5,378 square feet), and Kennesaw, Georgia (6,215 square feet). The total lease expense for these offices is approximately $25,927.80 per month which is considered market We have closed these facilities. G.I.E., Inc. has assumed the lease on our Santa Ana office. We are negotiating with the landlord for early termination of the Schaumberg and Kennesaw offices. The Schaumberg lease expires under its terms on June 30, 2002 and has a monthly lease payment of $7,955. The Kennesaw lease expires under its terms on January 31, 2004 and has a monthly lease payment of $8,403.20. We have made lease payments for both the Schaumber and Kennesaw offices through April, 2000.

ITEM 3.  LEGAL PROCEEDINGS

         We were a plaintiff in NETWORK FINANCIAL SERVICES, INC. V. MCCURDY RAICHE, RYALS, NASH & MOSS LAND COMPANY, filed March 1993 in Monterey County, California Superior Court, Case No. 95887. The Cross-Complaint filed by cross-defendants McCurdy and Moss Land Company was dismissed by the Court and the cross-defendants filed an appeal from the trial court order. On March 6, 2000, the Court of Appeal of the State of California for the 6tah Appellate District affirmed the lower Court's judgment, dismissing the cross-defendants' action against us.

         We are a defendant in HOMESIDE VS. WESTMARK filed on December 15, 1997, in Palm Beach County, Florida, Case #CL97-11164-AE. Plaintiff contends that Westmark Mortgage is obligated to repurchase four loans previously sold to Homeside Lending, Inc. due to various borrower deficiencies. Protracted discovery is ongoing and the extent of our liability, if any, cannot be ascertained until further discovery has been completed.

         We are a defendant in CROWN BANK VS. WESTMARK MORTGATE CORPORATION filed on March 25, 1998 in the Circuit Court of Seminole County, Florida, Case #98625CA15A. Plaintiff alleges that Westmark Mortgage is obligated to repurchase multiple loans. Protracted discovery is ongoing and the extent of our liability, if any, cannot be ascertained until further discovery has been completed.

         We are a defendant in IMPERIAL CREDIT INDUSTRIES, INC. VS. WESTMARK MORTGAGE CORPORATION, American Arbitration Association Case #804880004597X filed in Irvine, California on December 2, 1996. Plaintiff alleges that Westmark Mortgage is obligated to repurchase various loans. This matter is currently scheduled for arbitration from June 27 through June 30, 2000. Protracted discovery is ongoing but inconclusive with respect to our potential liability.

         We were a defendant in RICHARD J. KRENN VS. WESTMARK GROUP HOLDINGS, INC., filed in the Circuit Court in Palm Beach County, Florida, Case #98-007190AN on August 12, 1998. The case was resolved by settlement pursuant to which we paid the plaintiff a settlement amount of $30,000. Plaintiff delivered a general release and the case was dismissed with prejudice on February 25, 2000.

         We were a defendant in WHITEHALL FINANCIAL SERVICES, INC. VS. WESTMARK GROUP HOLDINGS, INC. filed on October 2, 1998 in the Circuit Court of the Fifteenth Judicial District in and for Palm Beach County, Florida, Case #988770AD. The case was resolved by settlement pursuant to which the Plaintiff gave us a certificate for 100,000 shares of our preferred stock in exchange for us delivering a certificate for 190,000 shares of our common stock. We paid $25,000 in consideration for satisfaction of a mortgage on certain property at issue in the lawsuit and paid the Plaintiff $137,500. All of the requirements of the settlement were satisfied on or about January 22, 2000, and a stipulation of dismissal with prejudice was filed and a order of dismissal with prejudice was signed by the Court on March 24, 2000.

         We were named as a respondent in TED BRISTOW and GARY PHILLIPPE VS. GREEN WORLD TECHNOLOGIES, INC. ("Green World"), MEDICAL INDUSTRIES OF AMERICA, INC., and WESTMARK GROUP HOLDINGS, INC., Case #74-160-00629-99, filed with the American Arbitration Association in California on May 10, 1999. Mr. Bristow and Mr. Phillippe were employed by Green World, a former affiliate of ours, under alleged employment agreements containing an arbitration provision. We were not a party to the employment agreements. Mr. Bristow and Mr. Phillippe alleged they were terminated by Green World in August of 1997, and that they are entitled to severance compensation from us as a result of those terminations.

         When we refused to participate in arbitration, a California state court action was filed by Mr. Bristow and Mr. Phillippe to compel us to arbitrate in California. We removed the action to United States District Court for the Eastern District of California and were successful in obtaining a ruling from the California Court dismissing the California action against us for lack of personal jurisdiction, and deferring to the Florida court on the issues relating to arbitration.

         Prior to the service by Mr. Bristow and Mr. Phillippe of the California action to compel arbitration, we had filed a complaint in the Circuit Court of Palm Beach County, Florida on June 24, 1999, Case #CL 99-6201 AO, seeking a judicial determination that we are not bound to arbitrate this matter. The Circuit Court denied Mr. Bristow and Mr. Phillippe's motion to dismiss for lack of jurisdiction and an order was entered permanently staying the arbitration proceedings against us. Our amended complaint filed in the Florida state court also seeks a declaration by the Court that the we are not obligated to Mr. Bristow or Mr. Phillippe for the amounts claimed relating to the alleged termination of employment. Mr. Bristow and Mr. Phillippe have filed an answer to the complaint, as well as a counterclaim for alleged breach of the employment agreements or alleged guarantees or assumptions thereof. We are filing an answer denying any obligation to Mr. Bristow and Mr. Phillippe. The case is set on a six-week jury trial docket commencing September 4, 2000. However, we were also sued separately on February 29, 2000 by Tom Stoermer, Palm Beach County Circuit Court Case #CL 00-211 AI. The complaint in that case mirrors the allegations of the counterclaim in the Phillippe/Bristow action. Therefore, we believe the Stoermer case should be transferred to the division in which the Phillippe/Bristow case is pending and consolidated with that case. In that event, the Phillippe/Bristow case should be removed from the trial docket, as the Stoermer case is not at issue. A motion to dismiss is pending in that case. Discovery is in preliminary stages and the probable outcome of the suits cannot be determined at this time.

         We are a defendant in ROBERT DAVIS V. WESTMARK MORTGAGE CORPORATION filed on August 18, 1999 in the Circuit Court of the Fifteenth Judicial District in and for Palm Beach County, Florida, Case # CL 99-7928 AN. Mr. Davis, a former employee of Westmark Mortgage, alleges breach of the employment agreement he had with us. We have filed an answer and affirmative defenses and are vigorously defending the action on the basis that Mr. Davis was sexually and otherwise harassing various of our employees. Discovery is proceeding and the extent of our liability, if any, cannot be ascertained until further discovery has been completed. The case was set for trial, but Mr. Davis asked for a continuance. The case is not currently set on any trial docket.

         We are a defendant in BLOUNT VS. WESTMARK MORTGAGE CORPORATION filed February 24, 2000, in the Circuit Court of Hinds County, Mississippi First Judicial District, Case #25100218. The plaintiff alleges that Westmark Mortgage Corporation violated the Real Estate Settlement Procedures Act arising out of certain compensation paid to real estate brokers with regard to the origination, closing and funding of mortgage loans in the State of Mississippi. We have recently been served with a summons and complaint and have not had an opportunity to determine our potential liability nor have we filed an answer to the complaint. Counsel for us has obtained an open extension of time to respond to the complaint.

         We are a defendant in VOGLER VS. WESTMARK MORTGAGE CORPORATION filed on April 7, 1999 in the Circuit Court of Camden County, Missouri, Case No. CV199-208CC. The complaint alleges that we failed to disburse a portion of loan proceeds payable to creditors of plaintiff, Eva Janell Vogler. We have filed an answer to the complaint as well as a cross-claim against Eagle Title Company, the entity responsible for receipt and distribution of loan proceeds. We do not anticipate any liability with respect to this matter.

         Our securities transactions during 1999 may be subject to rescission. Because of material misstatements of our earnings and financial condition as presented in the quarterly reports filed on Form 10-QSB during 1999, any purchasers of our common or preferred stock during 1999 may have the right to rescind their purchase or acceptance in settlement those shares of our common or preferred stock. During 1999, we completed a private placement offering of Series H convertible preferred shares. A total of 367,147 shares were sold for total gross proceeds of $1,156,500. We also issued 190,000 shares of our common stock in settlement of a law suit. These shares were valued based upon their market value at date of settlement of $237,500. The potential rescission of these transactions could result in us having to pay $1,394,000 plus interest, costs, or other related penalties, if any, that might be incurred in connection with any rescission. We have deducted $1,394,000 of proceeds received by us from the purchasers of our common and preferred stock during 1999 from stockholders' deficiency and reflected them separately on the consolidated balance sheet under the caption "Common and Preferred Stock Subject to Potential Rescission." We have not provided for interest and other costs, if any, that may be incurred in connection with any rescission. We have received a letter from counsel for the placement agent of $1,156,500 of our preferred stock during 1999 advising us to place our directors and officers liability insurance carrier on notice of a potential claim.

         The aggregate expense of these claims had a material effect on our financial condition and results of operations in 1999 and may continue to do so. From time to time, we are a defendant, actual or threatened, in certain lawsuits encountered in the ordinary course of our business, the resolution of which, in the opinion of our management, should not have a material adverse affect on our financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Nasdaq suspended trading of our common stock effective March 30, 2000, and delisted our common stock on June 29, 2000. Until then, our common stock had been traded since June 1992 on the NASDAQ Small Cap Stock Market under the symbol "WGHI". Prior to June 1992, there was no public market for our common stock. The following table sets forth the range of high and low closing sale prices for our common stock as reported on the NASDAQ Small Cap Stock Market during each of the quarters presented. The quotations shown below are inter-dealer quotations, without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

COMMON STOCK[1]

QUARTERLY PERIOD ENDED              HIGH                   LOW

March 31, 1999                      $3.50                  $1.50

June 30, 1999                       $3.063                 $1.844

September 30, 1999                  $2.50                  $1.344

December 31, 1999.                  $2.125                 $1.031

[1] Our common stock is no longer listed on any exchange, nor is it quoted on the National Association of Securities Dealers, Inc. Automated Quotation System. There is no established trading market now for our common stock, which may be traded infrequently in the over-the-counter market under the symbol "WGHI" on the "pink sheets" issued by the National Quotation Bureau, Inc. As of August 16, 2000, a reported trade of our common stock took place at $0.10 per share.

         As of August 8, 2000, there were approximately 661 holders of record of our Common Stock. This number does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

         We have never declared or paid any cash dividends. We currently have no operations and do not anticipate paying any cash dividends in the foreseeable future.

Issuance of Unregistered Securities

         In July 1999, we issued 5,882 shares of our common stock to one of our creditors in satisfaction of $12,000 in debt, pursuant to Section 4(2) of the Securities Act of 1933.

         In September 1999, in connection with the conversion of 100,000 shares of Series G Preferred Stock, we issued 123,212 shares of our common stock to Sterling Bank and Trust, the successor to MCA Financial Corp., pursuant to
Section 4(2) of the Securities Act of 1933.

         In December 1999, in connection with the settlement agreement between us and Whitehall Financial Services described under Item 1 of this Form 10-KSB, we issued 190,000 shares of common stock, pursuant to Section 4(2) of the Securities Act of 1933.

         In February 2000, in connection with modifications to an existing convertible promissory note held by Generation Capital Associates, we issued a warrant to Generation Capital that expires June 30, 2003 to purchase up to 150,000 shares of our common stock at an exercise price of 1.0625 per share, pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

         This Annual Report on Form 10-KSB contains forward-looking statements. For this purpose, any statements contained in it that are not statements of historical fact should be regarded forward-looking statements. For example, the words "believes," "anticipates," "plans," and "expects" are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, those shown at the end of this section under the caption "Certain Factors That May Affect Future Results."

         The following discussion of our results of operations and financial condition should be read along with our Consolidated Financial Statements listed in Item 7 and the Notes to them appearing elsewhere in this Form 10-KSB.

General

         Westmark Mortgage, our wholly-owned subsidiary, was a mortgage banking company engaged in the business of funding, purchasing and selling mortgage loans secured primarily by one-to-four family residences. We primarily generated income from (i) gains recognized from premiums on loans sold through whole loan sales to institutional purchasers, (ii) investment income earned on loans held for sale, and (iii) origination fees and related revenue received as part of loan closings. Gain on sale of loans, which represents the sales price in excess of loan acquisition and related costs from whole loan sales, constituted 72% and 79% of total revenues in 1999 and 1998, respectively. Investment income earned on loans held for sale constituted 16% and 11% of total revenues in 1999 and 1998, respectively. Loan origination fees and related revenue represented 12% and 10% of total revenues in 1999 and 1998, respectively.

         In the process of conducting our audit for the year ending December 31, 1999, we discovered that during 1999 the value of our loan inventory was substantially overstated and the amount of our operating expenses was substantially understated. This inaccurate information prevented management from acting swiftly to curtail rising operating losses. This inaccurate information was also reflected in our quarterly reports filed on Form 10-QSB during 1999. If our financial resources permit, we intend to file an amended Form 10-QSB for each of the first three quarters of 1999.

         We issued a press release on March 30, 2000 stating that we expected to report a net loss of approximately $5 million for fiscal 1999. Nasdaq suspended trading of our common stock that day and delisted our common stock on June 29, 2000. Our common stock is now traded infrequently in the over-the-counter market on the "pink sheets" issued by the National Quotation Bureau, Inc.

         Our actual net loss for 1999 was ($6,815,739) consisting of the following:

          o        a net operating loss of $3,882,663
          o        litigation settlement costs of approximately $920,000
          o reduction of the carrying value of various platted road rights of way land strips we own by $300,000 to their estimated net realizable value of $0
          o reduction of the carrying value of stock we hold in a former subsidiary by $76,528 to its estimated net realizable value of $0
          o payroll tax penalties of $400,000 due to late filing of payroll tax returns, late payment of payroll taxes, and failure to use electronic funds transfer to make payroll tax payments - we are negotiating the amount of these penalties and expect to substantially reduce them, and
          o reduction of the carrying value of our deferred tax asset by $1,275,000 to its estimated net realizable value of $0 as of December 31, 1999, due to the uncertainty of our ability to earn enough future taxable income to utilize the deferred tax asset.

         During 2000, we were unable to deliver the promissory notes underlying approximately $7,300,000 of mortgage loans we sold to at least two institutional investors. This is because we were unable to repay the warehouse line lenders who funded the mortgage loans, and who have physical possession of the promissory notes as security for repayment of their warehouse lines. We have satisfied $5.5 million of that liability to one of the warehouse lenders, Household Finance, through a settlement agreement, but Household Finance is still retaining physical possession of the related promissory notes. We have additional potential significant liability for deficiencies and accrued interest to our other former warehouse line lenders. The only warehouse line lender we have executed a settlement agreement with is Household Commercial Finance.

         Before ceasing operations, we attempted to secure financing that would have allowed us to continue our business. We were unsuccessful.

         We attempted to sell all of the loans we funded when we were operating, generally within 30 to 60 days of origination. The loans were sold through purchase agreements with Household Financial Services, Residential Financing Corp, Bank One, Conseco Mortgage Services, Associates Home Equity Services, Inc., and various non-conforming mortgage conduits. These agreements were for specific terms or are open ended, and required the loans to satisfy the underwriting criteria described therein. During 1999 and 1998, we sold loans totaling $432 million and $276 million, respectively. We did not retain the servicing rights for any of the loans we sold, and sold all loans primarily in whole loan sales. The gain on sale of loans was $16,791,605 and $13,592,080 in 1999 and 1998, respectively.

         On July 22, 2000, we suspended operations of our wholly owned mortgage banking subsidiary, Westmark Mortgage Corporation . Those operations were our sole operations. Our value as a shell, if any, is limited. Potential and actual claims against us, arising both from the ordinary course of our former business and from misstatements in our 1999 quarterly reports filed on Form 10-QSB described above, may significantly reduce our value as a shell company.

         See Notes to Consolidated Financial Statements of the Company (included in Item 7) for further discussion of accounting policies and other significant items.

Results of Operations

         We incurred a net operating loss of ($3,882,663) in 1999 compared to net operating income of $1,716,647 in 1998.

         Loan production increased 54% to $447,210, 216 in 1999 compared to $290,154,464 in 1998. Loan sales increased 56% to $431,772,845 in 1999 compared to $276,938,431 in 1998. Total revenues increased 35% to $23,408,448 in 1999 from $17,300,099 in 1998. This increase was primarily due to the Company's increased ability to acquire and sell non-conforming mortgages.

         Gain on sale of loans, all of which was derived from premiums on whole loan sales, increased 24% to $16,791,605 in 1999 from $13,592,080 in 1998. This increase was the result of an increase in sales volume of $154,834,414 in 1999 compared to 1998. Beginning in October 1998 margins on the sale of loans and the rate of growth of our whole loan sales were both reduced. This was the result of many investors deciding to invest in more liquid securities with higher yields. At the same time several investors who historically had acquired mortgage loans for resale in credit enhanced and non-enhanced packages went out of business or lost their funding sources. Premiums on whole loan sales declined to 3.9% in 1999 compared to 4.9% in 1998.

         Loan origination fees increased 67% to $2,747,859 in 1999 from $1,650,143 in 1998. This increase is primarily due to increased loan volume and management adjusting the loan origination pricing structure to provide for an increase in per loan origination fees.

         Investment income, comprised primarily of interest earned on loans held for sale, increased 106% to $3,868,984 in 1999 from $1,881,755 in 1998. This increase is due primarily to more loan production in 1999 as compared with 1998 and an increase in interest charged to borrowers.

         Although total revenues only increased 35% in 1999, total expenses increased 75% to $27,291,111 in 1999 from $15,583,452 in 1998 and 6.1% as a percent of production in 1999 compared to 5.4% in 1998.

         Direct loan fee expenses increased 39% to $5,772,088 in 1999 from $4,154,060 in 1998 (1.3% of production in 1999 compared to 1.4% in 1998), due primarily to the increase in loan production, fees paid to brokers and loan processing fees charged by our warehouse lenders.

         Interest expense increased 105% to $3,710,088 in 1999 from $1,811,529 in 1998 (.8% of production in 1999 compared to .6% in 1998), due primarily to the increased volume of whole loan production, increased borrowing cost associated with our Warehouse Facilities and loans staying on warehouse facilities for longer periods.

         General and administrative expense increased 81% to $16,537,715 in 1999 from $9,127,825 in 1998, due primarily to increased personnel costs of $10.9 million in 1999 compared to $6.2 million in 1998. We had increased our personnel in anticipation of increased loan volume and in order to staff our new retail and correspondent loan programs. Our retail and correspondent loan programs have now been terminated and we have reduced our staff.

         We acquired defaulted mortgage loans and real estate properties in connection with problem loans repurchased during 1999. The loans and properties are reported at the lower of aggregate cost or estimated net realizable value. We established an allowance at December 31, 1999 in the amount of $1,045,000 for estimated losses to reduce these assets to estimated net realizable value.

Liquidity and Capital Resources

         We had a net loss of ($6,815,739) in 1999 and net income of $1,186,718 in 1998. As of December 31, 1999, we had negative working capital of approximately ($4,600,000) and a stockholders' deficiency of approximately ($4,800,000), compared to working capital of approximately $771,000 and stockholders' equity of approximately $2,500,000 at December 31, 1998.

         In addition to our net operating loss of ($3,882,663) in 1999, we incurred approximately $3 million of the following non-operating expenses:

          o        litigation settlement costs of approximately $920,000
          o reduction of the carrying value of various platted road rights of way land strips we own by $300,000 to its estimated net realizable value of $0
          o reduction of the carrying value of stock we hold in a former subsidiary by $76,528 to its estimated net realizable value of $0
          o payroll tax penalties of $400,000 due to late filing of payroll tax returns, late payment of payroll taxes, and failure to use electronic funds transfer to make payroll tax payments - we are negotiating the amount of these penalties and expect to substantially reduce them, and
          o reduction of the carrying value of our deferred tax asset by $1,275,000 to its estimated net realizable value of $0 as of December 31, 1999, due to the uncertainty of our ability to earn enough future taxable income to utilize the deferred tax asset.

         We funded our operations during 1999 primarily with our warehouse lines of credit All our warehouse lender have ceased extending us credit, forcing us to stop operations as of July 27, 2000.

Year 2000 Compliance

         We completed a comprehensive review of our computer-based systems to determine if they would be affected by resulting Year 2000 related compliance issues, that is whether those systems had Year 2000 related "computer bugs." The review revealed no material Year 2000 related compliance issues. Because we had developed or purchased most of our computer hardware and software systems within the last four years, we did not incur any material Year 2000 compliance related costs. We reviewed confirmation from outside vendors, financial institutions and others that they were Year 2000 compliant. We believe we devoted the necessary resources to timely address all Year 2000 compliance issues and have encountered no Year 2000 problems.

Certain Factors That May Affect Future Results

         Our independent accountants have qualified their opinion with respect to our financial statements for the year ended December 31, 1999 to reflect that it is subject to certain significant risks and uncertainties, including a substantial net loss and negative cash flows from operating activities. Our consolidated financial position reflects a significant balance of negative working capital and stockholders' deficiency. We are also experiencing other events which have had a significant negative effect upon us, including the halting of trading in our common stock by Nasdaq and material noncompliance with debt covenants. These conditions raised substantial doubt about our ability to continue as a going concern. We have, in fact, ceased all of our operations as of July 27, 2000.

         Our common stock has been delisted by Nasdaq. On March 30, 2000, Nasdaq halted trading of our common stock, and delisted our common stock on June 29, 2000. Trading in those securities is now conducted in the over-the-counter market on the "pink sheets" issued by the National Quotation Bureau, Inc. Trading in our securities is now subject to the "penny stock" regulations. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock. In addition, our common stock cannot trade in the NASD OTC Electronic Bulletin Board over-the-counter market until we file amended Form 10-QSB quarterly reports for each of the first three quarters of 1999, and a Form 10-QSB for the first quarter of 2000. Trading in our common stock in the over-the-counter market may be halted if we declare bankruptcy.

         Our value as a shell, if any, is limited. Potential and actual claim against us, arising both from the ordinary course of our former business and from the misstatements in our 1999 quarterly reports filed on Form 10-QSB, may significantly reduce our value as a shell company.

         We may declare bankruptcy. Due to our poor financial condition as reflected in our consolidated financial statements listed in Item 7 and the notes to them appearing elsewhere in this Form 10-KSB, we are considering liquidating our company under Chapter 7 of the Bankruptcy Code. If we do, it would materially adversely effect the value of our stock.

         Our securities transactions in 1999 during 1999 may be subject to rescission. Because our earnings and financial condition as presented in the quarterly reports filed on Form 10-QSB during 1999 were misstated, purchasers of our common or preferred stock during 1999 may have the right to rescind their purchase or acceptance in settlement those shares of our common or preferred stock. During 1999, we completed a private placement offering of Series H convertible preferred shares. A total of 367,147 shares were sold for which we received gross proceeds of $1,156,500. We also issued 190,000 shares of our common stock in settlement of a law suit. These shares were valued based upon their market value at date of settlement of $237,500. The potential rescission of these transactions could result in us having to pay $1,394,000 plus interest, costs, or other related penalties, if any, that might be incurred in connection with any rescission.

         We have significant potential liability related to our former warehouse line of credit lenders. During 2000, we were unable to deliver the promissory notes underlying approximately $7,300,000 of mortgage loans we sold to at least two institutional investors. This is because we were unable to repay the warehouse line lenders who funded the mortgage loans, and who have physical possession of the promissory notes as security for repayment of their warehouse lines. We have additional potential significant liability for deficiencies and accrued interest to our other former warehouse line lenders. The only warehouse line lender we have executed a settlement agreement with is Household Finance.

         We could incur significant liabilities or legal expenses as a result of claims against us related to the misstatements in our quarterly reports filed on Form 10-QSB during 1999. During 1999, the value of our loan inventory was substantially overstated and the amount of operating expenses was substantially understated. As a result, our earnings and financial condition as presented in the quarterly reports filed on Form 10-QSB during 1999 were misstated. Because of these misstatements, third parties may make claims against us. These claims could result in legal expenses or judgments which could have a material adverse effect on us.

         We could incur significant liabilities or legal expenses as a result of claims against us arising in the ordinary course of our former business. In the ordinary course of doing business with us, borrowers and investors who purchased our loans may continue to make claims against us and sue us. They may claim, for example, that our employees, officers, appraisers and other agents are responsible for losses caused by breach of fiduciary duties, misrepresentations, incomplete documents, or failure to comply with applicable regulations. These claims could result in legal expenses or judgments which could have a material adverse effect on us.

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

ITEM 7.  FINANCIAL STATEMENTS

         Information with respect to this item is set forth in the "Index" to Consolidated Financial Statements on Page F-1 through F-25.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT AND FINANCIAL DISCLOSURE

         Comiskey & Company resigned as our independent certified public accountants effective January 2, 1998. There were no disagreements between us and Comiskey & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure in connection with the audits of the fiscal years ended December 31, 1994, 1995, and 1996, and all subsequent interim periods. Rachlin, Cohen & Holtz was engaged on January 2, 1998 as our independent certified public accountants. This change in accountants was previously reported in our Form 8-K filed on January 6, 1998, our 1997 Form 10-KSB filed on March 31, 1998 and our 1998 Form 10-KSB filed on March 30, 1999.

           PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT EXECUTIVE OFFICERS AND DIRECTORS

         The following information is provided with respect to each director and officer of ours as of August 1, 2000, and business experience of all five:

Name                                       Age                    Position
----                                       ---                    --------
Mark D. Schaftlein                          42                    President, CEO and Chairman of the Board of Directors


Payton Story, III                           53                    President of Westmark Mortgage Corporation and Director


Allan C. Sorensen                           62                    Outside Director


John O. Hopkins                             40                    Outside Director


Dori Carpinello                             49                    Outside Director

         Mr. Schaftlein has been our President and Chief Executive Officer of the Company and Chief Executive Officer of Westmark Mortgage Corporation since May 1997, and Chairman of the Board since June 1998. From February 1996 until May 1997, he served as President of Westmark Mortgage Corporation. Mr. Schaftlein has been a Director of the Company since January 1996. From February 1995 until February 1996, he was Director of the Non-conforming Division of Westmark Mortgage Corporation, managing the transition of Westmark Mortgage Corporation from a conforming to a non-conforming lender. He established the bulk loan sales programs with Household Finance Corp. and The Money Store which the Company utilized. From September 1993 until February 1995, Mr. Schaftlein was a Senior Vice President with National Lending Center, Inc., where he oversaw expansion of operations into multiple states and assisted in development of the non-conforming loan program. From January 1993 until September 1993, he served as Vice President of Fleet Finance and was responsible for developing a new wholesale division in the non-conforming credit market. From 1984 to January 1993, he was a Vice President at Citicorp. In 1996, he was the President of the Gold Coast Chapter of the Florida Association of Mortgage Brokers.

         Mr. Story has been President and Director of Westmark Mortgage since May 1997. From May 1996 until May 1997, he was Senior Vice-President of Lending.

He has served as a Director of the Company since February 1997. From July 1985 to April 1996, he was Chief Executive Officer and President of West Coast Mortgage Services, Inc. From January 1969 to July 1985, he was the Marketing Director of Beneficial Management Corporation in Peapock, New Jersey. In 1992, he was President of the Florida Association of Mortgage Brokers-Gulf Coast. He is a certified mortgage consultant of the Florida and National Associations of Mortgage Brokers.

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

         Mr. Sorensen has been an outside director of the Company since February, 1998. From April 1967 until October 1997, he served in various capacities, including President, Chief Executive Officer, Chairman of the Board of Directors of Interim Services, Inc., a New York Stock Exchange company. Since October 1997, he has been a Director and Vice Chairman of Interim HealthCare, Inc., a spin-off of Interim Services, Inc. He has been a Director of Let's Talk Cellular & Wireless, Inc. since October 1994. Let's Talk Cellular & Wireless successfully completed an initial public offering in November 1997. He has also been a director of Republic Services, Inc., a New York Stock Exchange company, since November 1998.

         Ms. Carpinello has been an outside director of the Company since July 2000. From January 1990 to the present, she has served as President and Chief Executive Officer of Whitehall Financial Services, Inc., a privately held concern specializing in workouts and turnarounds of distressed companies. From February 1983 to January 1990 she served in various other capacities with Whitehall Financial Services. From November 1981 to February 1983, she served as Director of New Market Development at Tropical Shipping Company, a major containerized shipping company wholly owned by NICOR (NYSE:GAS). From June 1976 to November 1981, she served in various other capacities with Tropical Shipping.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and any persons who beneficially own ten percent or more of the Company's Common Stock, to file with the Securities and Exchange Commission (the "Commission") initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock. Such persons are required by regulations of the Commission to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of (i) copies of section 16(a) filings received by the Company during or with respect to the 1998 fiscal year and (ii) certain written representations of its officers and directors with respect to the filing of annual reports of changes in beneficial ownership, the Company believes that each filing required to be made pursuant to Section 16(a) of the Exchange Act during the 1999 fiscal year has been filed in a timely manner.

ITEM 10.          EXECUTIVE COMPENSATION

         All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors who are not employees and do not otherwise receive compensation from the Company are entitled upon appointment to the Board of Directors to receive an option to purchase 5,000 shares of Common Stock of the Company at an exercise price equal to or above market value at the date of grant, $1,000 per full day meeting attended, $500 per half-day meeting attended (other than telephonic meetings), and $250 per committee meeting of the Board of Directors attended (which are not held in conjunction with a meeting of the full Board of Directors), in addition to the reimbursement of reasonable expenses incurred to attend any meetings.

SUMMARY OF COMPENSATION.

         The following table sets forth the annual and long term compensation paid by the Company for services performed on the Company's behalf for fiscal years ended December 31, 1997, December 31, 1998 and December 31, 1999, with respect to those persons who were, as of December 31, 1999, (i) the Company's Chief Executive Officer and (ii) Company executive officers who earned in excess of $100,000 in salary and bonus during 1999 (the "Named Executive Officers").*


                                                                                              Long-Term Compensation
                          --------------------------------------------------- --------------------------------------------

                                         Annual Compensation                         Awards        Payouts
                          --------------------------------------------------- --------------------------------------------
                                                                                   Securities
                                                                                   Underlying
Name and Principal                                                                  Options
-------------------                                            Other Annual        ----------       LTIP      All Other
Position                    Year       Salary       Bonus      Compensation   (Number of Shares)   Payouts   Compensation
--------                    ----       ------       -----      ------------   ------------------   -------   ------------
                                                                                                     ($)         ($)
Mark D. Schaftlein,         1997     $181,281    $   38,531    $       0                135,000     $   0       $   0
President and Chief         1998     $222,692    $  169,906    $   7,800 [1]                  0     $   0       $   0
Executive Officer, and      1999     $245,002    $        0    $   7,200 [3]             15,000     $   0       $   0
Chairman of the Board

Payton Story, III           1997     $152,745    $        0    $  15,300 [2]            115,000     $   0       $   0
President of the            1998     $215,980    $  169,906    $   7,800 [1]                  0     $   0       $   0
Company's wholly owned      1999     $240,411    $        0    $   7,200 [3]             15,000     $   0       $   0
subsidiary Westmark
Mortgage Corporation
and Director

Irving H. Bowen4,           1997     $ 60,000    $        0    $   3,600 [2]             80,000     $   0       $   0
former Chief Financial      1998     $199,230    $   91,401    $   6,900 [1]                  0     $   0       $   0
Officer and Director        1999     $216,972    $        0    $   7,200 [3]             15,000     $   0       $   0

----------
1  Consists of consulting fees.
2  Consists of $7,500 automobile allowance and $7,800 in consulting fees.
3  Consists of $7,200 automobile allowance.
4 Mr. Bowen resigned from his positions as one of our officers and directors on March 29, 2000.
*See "Employment Agreements" for a detailed description of the Employment Agreements for the Named Executive Officers. See "Certain Relationships and Related Transactions" for a description of the Consulting Agreements with (i) Harry C. Coolidge, a beneficial owner of over 5% of the Company's Common Stock, who earned in excess of $100,000 for services performed for the Company during 1999, (ii) Louis J. Resweber, a former
Company Director and consultant, who earned in excess of $100,000 for services performed for the Company during 1999, and Irving H. Bowen, a former Company Director and employee, who is a beneficial owner of over 5% of the Company's Common Stock, and who earned in excess of $100,000 for services performed for the Company during 1999.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth all grants of options for the Company's Common Stock to our Named Executive Officers during fiscal 1999. In addition, the table shows the hypothetical gains or "option spreads" that would exist for the respective options. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted over the full option terms.

           Option and Warrant Grants For Year Ended December 31, 1999

                                         Individual Grants

                                                                            Potential Realizable
                                                                           Value at Assumed Annual
                          Number of                                         Rates of Stock Price
                          Securities      Exercise or                      Appreciation for Option
                          Underlying      Base Price                                Term[1]
         Name              Options         ($/Share)   Expiration Date         5%           10%
         ----              --------        ---------   ---------------         --           ---
Mark D. Schaftlein           15,000          2.32       June 30, 2004       $ 9,754       $21,765
                             ------                                         -------       -------

Payton Story                 15,000          2.32       June 30, 2004       $ 9,754       $21,765


Irving H. Bowen[2]           15,000          2.32       June 30, 2004       $ 9,754       $21,765
                             ------                                         -------       -------

TOTAL                        45,000                                         $29,262       $62,295
                             ======                                         =======       =======

(1) The dollar amounts under these columns represent the potential tangible value, before income taxes, of each option assuming that the market price of the Common Stock appreciates in value from fair market value at the date of grant to the end of the option term at 5% and 10% annual rates and therefore are not intended to forecast possible future appreciation, if any, of the price of the Common Stock. All grants of options have been made with exercise prices equal to fair value at date of grant.
(2) Mr. Bowen resigned from his positions as one of our officers and directors on March 29, 2000.



     Aggregated Option and Warrant Exercises in Year Ended December 31, 1999
                     and Year-End Option and Warrant Values

                                     Number of Securities                     Value of Unexercised
                                Underlying Unexercised Options               In-The-Money Options1
         Name                        at December 31, 1999                     at December 31, 1999
         ----                        --------------------                     --------------------
                              Exercisable           Unexercisable      Exercisable           Unexercisable
                              -----------           -------------      -----------           -------------
Mark D. Schaftlein                168,000                      0       $         0            $          0
Payton Story, III                 130,000                      0       $         0            $          0
Irving H. Bowen[2]                 95,000                      0       $         0            $          0
                                  =======          -------------       -----------            ------------
TOTAL:                            393,000                      0       $         0            $
                                  =======          =============       ===========            ============

(1) The dollar value of the unexercised options has been calculated by determining the difference between the fair market value of the securities underlying the options and the exercise or base price of the option at exercise or fiscal year-end, respectively.
(2) Mr. Bowen resigned from his positions as one of our officers and directors on March 29, 2000.

EMPLOYMENT AGREEMENTS

MARK D. SCHAFTLEIN

         Mr. Schaftlein entered into an employment agreement on April 25, 1997 pursuant to which he serves as President and Chief Executive Officer of Westmark Group Holdings, Inc. and Chief Executive Officer of Westmark Mortgage Corporation. The agreement was amended on August 27, 1997 and March 31, 1998. The term of employment ended on April 25, 2000. The agreement provided for an initial annual salary of $150,000, increasing to $162,000 the second year, and $174,000 the third year. On February 21, 1998, the Board of Directors increased Mr. Schaftlein's annual salary to $225,000. Mr. Schaftlein's salary was increased to $245,000 per year commencing April 1, 1999. In addition, the agreement provided Mr. Schaftlein with options to purchase 120,000 shares of common stock of Westmark Group Holdings, Inc. The options are fully vested, are exercisable at $2.50 per share, and terminate in June 2004. The vested options may be exercised on or after the following dates: 30,000 shares on 3/31/98; 15,000 on 10/31/98; 30,000 shares on 3/31/99; 15,000 shares on 10/31/99; and
30,000 shares on 3/31/00. In the event of a sale, divestiture, spin-off or transfer of all or substantially all of the assets or stock of Westmark Mortgage Corporation, all options shall immediately become exercisable, provided, however, that no option shall be exercisable after the expiration of ten years from the date of grant.

PAYTON STORY, III

         Mr. Story entered into an employment agreement on April 25, 1997 pursuant to which he serves as the President of the Company's wholly-owned subsidiary, Westmark Mortgage Corporation. The agreement was amended on August 27, 1997 and March 31, 1998. The term of employment ended on April 25, 2000. The agreement provided for an initial annual salary of $126,000, increasing to $138,000 the second year, and $150,000 the third year. On February 21, 1998, the Board of Directors increased Mr. Story's annual salary to $225,000. Mr. Story's salary was increased to $245,000 per year commencing April 1, 1999. In addition, the agreement provided Mr. Story with options to purchase 100,000 shares of Common Stock of Westmark Group Holdings, Inc. The options are fully vested, are exercisable at $2.50 per share, and terminate in June 2004. The vested options may be exercised on or after the following dates: 25,000 shares on 3/31/98; 15,000 on 10/31/98; 25,000 shares on 3/31/99; 15,000 shares on 10/31/99; and
25,000 shares on 3/31/00. In the event of a sale, divestiture, spin-off, or transfer of all or substantially all of the assets or stock of Westmark Mortgage Corporation, all options shall immediately become exercisable, provided, however, that no option shall be exercisable after the expiration of ten years from the date of grant.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below is based on information obtained from the persons named below with respect to the shares of Common Stock beneficially owned, as of August 8, 2000, by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director and nominee for director, (iii) each executive officer included in the Summary Compensation Table and (iv) all executive officers and directors of the Company as a group.

                                                                                                    PERCENTAGE OF
                                                             AMOUNT AND NATURE OF                OUTSTANDING SHARES
       NAME AND ADDRESS OF BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP[1]                   OWNED[2]
----------------------------------------------------    ------------------------------        -----------------------
Dori Carpinello                                                        757,111                          20.3%
Whitehall Financial Services, Inc.[3]
         644 Cypress Key Drive
         Atlantis, Florida 33462

Cyber-Care, Inc.[4]                                                    687,615                          18.0%
         1903 S. Congress Avenue, #400
         Boynton Beach, Florida 33426


Generation Capital Associates[5]                                       520,427                          12.3%
         1085 Riverside Trace
         Atlanta, Georgia 30328


Mark D. Schaftlein[6]                                                  340,289                           8.7%
         8000 North Federal Highway
         Boca Raton, Florida 33487


Payton Story, III[7]                                                   273,334                           7.1%
         8000 North Federal Highway
         Boca Raton, Florida 33487


Harry C. Coolidge, Esq.[8]                                             256,821                           6.7%
         Twin Palms Financial Center
         1260 41st Avenue, Suite N
         Capitola, California  95010


Irving H. Bowen                                                         94,334                           2.5%
         333 Sunset Drive, Apt. 407
         Fort Lauderdale, Florida 33301


Allan C. Sorensen[9]                                                    30,000                           0.8%
         8000 North Federal Highway
         Boca Raton, Florida 33487

John O. Hopkins[10]                                                     27,048                           0.7%
         8000 North Federal Highway
         Boca Raton, Florida 33487


All executive officers and directors as a                            1,527,843                          36.8%
group (5 persons) [11]


(1) The number of shares of common stock beneficially owned by each person is determined under the rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the holder has sole or shared voting power or investment power and also any shares of common stock which the holder has the right to acquire within 60 days after June 8, 2000 through the exercise of any stock option or other right. The inclusion in this table of any shares of common stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2) Percentage of outstanding shares owned is calculated on the basis of the amount of outstanding shares plus, for each person or group, any shares that person or group has the right to acquire within 60 days after August 8, 2000, pursuant to options, warrants, conversion privileges, or other rights.
(3) Includes 190,000 shares owned by Whitehall Financial Services, Inc. Also includes 567,111 shares for which Whitehall Financial Services, Inc. has a limited proxy until June 30, 2001 from Cyber-Care, Inc. to vote the shares only for the election of our directors. Dori Carpinello, one of our directors, is the president of Whitehall Financial Services.
(4) Includes 100,000 shares that may be issued upon the exercise of outstanding warrants.
(5) Includes: (i) 240,498 shares that may be issued upon the conversion of 50,005 shares of the Company's Series B Convertible Preferred Stock plus accrued dividends; ii) 60,518 shares that may be issued upon the conversion of convertible debt; and (iii) 189,555 shares that may be issued upon the exercise of outstanding warrants. Generation Capital has agreed not to convert the Series B Convertible Preferred Stock it holds if the conversion would result in Generation Capital owning more than 5% of our outstanding stock. This restriction does not prevent Generation Capital from obtaining more than 5% of our common stock through other means.
(6) Includes: (i) 150,000 shares that may be issued upon the exercise of outstanding options; and (ii) 18,000 shares that may be issued upon the exercise of outstanding warrants.
(7) Includes 130,000 shares that may be issued upon the exercise of outstanding options.
(8) Includes 104,500 shares that may be issued upon the exercise of outstanding options.
(9) Includes 20,000 shares that may be issued upon the exercise of outstanding option.
(10) Includes 20,000 shares that may be issued upon the exercise of outstanding options.
(11)     See footnotes (1) through (11) above.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Whitehall Financial Services, Inc.

         We were the defendant in a lawsuit filed against us by Whitehall Financial Services, Inc. in 1998. The case was settled by January 2000 under the terms of a settlement agreement pursuant to which Whitehall Financial gave us a certificate for 100,000 shares of our preferred stock in exchange for us delivering a certificate for 190,000 shares of our common stock. We paid $25,000 in consideration for satisfaction of a mortgage on certain property at issue in the lawsuit and paid Whitehall Financial $137,500. In addition to the 190,000 shares of ours it received pursuant to the lawsuit settlement, Whitehall Financial also has a limited proxy until June 30, 2001 from Cyber-Care, Inc. to vote 567,111 of our shares only for the election of our directors. Dori Carpinello, the President and Chief Executive Officer of Whitehall Financial Services, became an outside director on our board of directors in July 2000.

Green World Sale

         Effective July 1996, we acquired all of the issued and outstanding capital stock of Green World Technologies, Inc., a provider of air conditioner enhancement products, from GTB Company. GTB had recently acquired Green World from Medical Industries of America, Inc. (now known as Cyber-Care, Inc.), an affiliate of the Company. We subsequently decided to focus our resources exclusively on our mortgage operations. In December 1997, we divested substantially all of our interest in Green World pursuant to an exchange agreement between us, GTB and Green World. As a result of the exchange agreement, we have reduced our ownership interest in Green World to Green World Series A Preferred Stock. The preferred stock represents approximately 18.5% of Green World's capital stock on a diluted basis. This 18.5% interest in Green World is reflected in our financial statements as an investment in preferred stock. At the end of 1999, we wrote down the value of our investment in Green World from $76,778 to $0.

Westmark-Cyber-Care, Inc. Agreement

         On October 20, 1998, we executed an exchange agreement with our largest equity and debt holder, Cyber-Care, Inc., formerly known as Medical Industries of America, Inc., settling pending litigation with Cyber-Care and resolving all outstanding issues relating to our stock and debt held by Cyber-Care. The agreement supersedes all prior agreements entered into between us and Cyber-Care.

         The agreement, among other things, provided for: (1) the conversion of 200,000 shares of Westmark Series C Convertible Preferred Stock ($3.50 stated value per share) held by Medical Industries into 350,000 shares of our common stock, at a conversion ratio of $2.00 per share - as a result, Cyber-Care now owns 587,615 shares of our common stock, or approximately 15.8% of our 3.730 million shares of common stock outstanding at June 8, 2000; (2) the issuance to Cyber-Care of two-year warrants to buy 100,000 shares of our common stock at $3.25 per share; (3) elimination of Cyber-Care's claim to a guaranteed 49% ownership interest in us; (4) satisfaction of our Promissory Note payable to Cyber-Care with a principal balance as of September 30, 1998 of approximately $1,707,555 in exchange for the return by us to Cyber-Care of 172,750 shares of Cyber-Care's Series B Convertible Preferred Stock with a $10.00 stated value per share, and payment of $112,500 to Cyber-Care; and (5) our waiver of the right to payment of approximately $350,000 of Cyber-Care's Series B Convertible Preferred Stock accrued dividends, and waiver by Cyber-Care of the right to payment of approximately $179,000 of Westmark Series C Preferred Stock accrued dividends.

         The agreement provides us the right to repurchase our common stock held by Cyber-Care at varying prices. The agreement also provided for our obligation to repurchase $666,667 of our stock at $5.73 per share from Cyber-Care, because our fully diluted earnings per share, excluding non-recurring gains and losses, were less that $0.45 per share in the first half of 1999 and less than $0.55 per share in the second half of 1999. We have repurchased $549,177 of our common stock held by Cyber-Care. We have a remaining obligation to purchase $117,490 of our common stock from Cyber-Care.


Harry C. Coolidge

         Mr. Coolidge, a beneficial owner of over 5% of the Company's Common Stock, entered into a Consulting Services Agreement (the "Agreement") effective January 24, 1996 pursuant to which he provides consulting services to Westmark Group Holdings, Inc. and Westmark Mortgage Corporation. Pursuant to a February 4, 1997 amendment to the Agreement, Mr. Coolidge was appointed Corporate Counsel for us effective February 1, 1997. The Agreement was further amended on August 27, 1997 and March 31, 1998. The term of the Agreement ended on April 24, 2000. The Agreement initially provided for compensation consisting of $9,000 per month and the issuance of common stock of Westmark Group Holdings, Inc. with a net value of $6,000 per month. On February 21, 1998, our Board of Directors increased Mr. Coolidge's annual compensation to $180,000 per year commencing April 1, 1998, payable $10,000 per month in cash and $15,000 quarterly in arrears in cash or restricted shares of Company Common Stock. In addition to the $180,000 in annual compensation, Mr. Coolidge receives $6,000 per month in cash to cover his operating expenses. In addition, the Agreement provided Mr. Coolidge with options to purchase 80,000 shares of common stock of Westmark Group Holdings, Inc. The options are fully vested, are exercisable at $2.50 per share, and terminate in June 2004. The vested options may be exercised on or after the following dates: 20,000 shares on 3/31/98; 10,000 on 10/31/98; 20,000 shares on 3/31/99; 10,000 shares on 10/31/99; and 20,000 shares on 3/31/00. In the event of a sale, divestiture, spin-off or transfer of all or substantially all of the assets or stock of Westmark Mortgage Corporation, all options shall immediately become exercisable, provided, however, that no option shall be exercisable after the expiration of ten years from the date of grant.

Louis J. Resweber

         Mr. Resweber resigned his positions as a director and consultant of ours on July 5, 2000. He had entered into a consulting agreement effective July 1, 1998 pursuant to which he provided consulting services to us with regard to investor relations and capital markets. The term of the agreement ended on June 30, 1999. The agreement provided for annual compensation of $120,000, payable $10,000 per month in two equal installments. Mr. Resweber receiveD an additional $6,000 per month in cash to cover his business expenses and was eligible for an annual bonus as determined by our Compensation Committee and Board of Directors based upon performance. Mr. Resweber acted as an independent contractor in the performance of his duties under the Agreement. The employment agreement entered into between Westmark Group Holdings, Inc. and Mr. Resweber on July 1, 1997, as amended, was terminated upon execution of the consulting agreement. Previous stock options granted to Mr. Resweber pursuant to said Employment Agreement were to continue in full force and effect. The employment agreement provided Mr. Resweber with options to purchase 30,000 shares of common stock of Westmark Group Holdings, Inc. The options are fully vested, are exercisable at $2.50 per share, and terminate in June 2004. The vested options may be exercised on or after the following dates: 10,000 shares on 3/31/98; 4,000 on 10/31/98; 6,000 on 3/31/99; 4,000 shares on 10/31/99; and 6,000 shares on 3/31/00. In the event of a sale, divestiture, spin-off or transfer of all or substantially all of the assets or stock of Westmark Mortgage, all options shall immediately become exercisable, provided, however, that no option shall be exercisable after the expiration of ten years from the date the options were granted. The foregoing options are in addition to warrants previously issued to purchase 50,000 shares of Common Stock of Westmark Group Holdings, Inc. with an exercise price of $2.50 per share, which expire in December 2001.

Irving H. Bowen

         Mr. Bowen resigned his positions with us as a Director and Chief Financial Officer on March 29, 2000. Mr. Bowen continued to serve as a consultant to us through April 30, 2000. Prior to his resignation, Mr. Bowen entered into an employment agreement commencing July 1, 1997 pursuant to which he served as an Advisor to Westmark Group Holdings, Inc. and Westmark Mortgage Corporation, specifically with regard to corporate finance, mergers and acquisitions, capital raises, financial audits, accounting due diligence and miscellaneous tax and legal matters. The agreement provided for an initial annual salary of $120,000. The agreement was amended on March 31, 1998 and the term of employment was extended by mutual agreement for an additional thirty
(30) months. Pursuant to the provisions for an extended term of employment, Mr. Bowen's annual salary increased to $132,000 the second year, and $144,000 the third year. On February 21, 1998, the Board of Directors increased Mr. Bowen's annual salary to $200,000. Mr. Bowen's salary was increased to $215,000 commencing April 1, 1999. In addition, the agreement provided Mr. Bowen with options to purchase 80,000 shares of common stock of Westmark Group Holdings, Inc. which expired thirty days after his resignation as one of our officers and directors.

Advances to Officers and Stock Subscriptions Receivable

         Mark D. Schaftlein, our Chief Executive Officer and Chairman of the Board of Directors, owes us approximately $99,071 in the form of an advance to officers and a stock subscription receivable in connection with the purchase of 124,510 shares of our common stock by Mr. Schaftlein during 1998. Payton Story, the President of our operating subsidiary, Westmark Mortgage Corporation, and a member of our Board of Directors, owes us approximately $130,400 in the form of an advance to officers and a stock subscription receivable in connection with the purchase of 124,510 shares of our stock by Mr. Story during 1998. Irving H. Bowen, our former Chief Financial Officer and former member of our Board of Directors owes us approximately $96,739 in the form of an advance to officers and a stock subscription receivable in connection with the purchase of 93,334 shares of our stock by Mr. Bowen during 1998.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

Exhibit                    Description
-------                    -----------
2.1(a)*                    Form of Plan and Agreement of Merger by and between
                           Westmark Group Holdings, Inc., a Colorado Corporation
                           and Westmark Group Holdings, Inc.-Delaware, a
                           Delaware corporation (See Exhibit 2.1(a) to Form
                           10-KSB filed with the Commission on March 31, 1998).
2.1(b)*                    Exchange Agreement among the Company, GTB Company,
                           and Green World Technologies, Inc. dated December 14,
                           1997 (See Exhibit 2.1 to Form 8-K filed with the
                           Commission on December 30, 1997).
2.1(c)*                    Exchange Agreement between the Company and Medical
                           Industries of America, Inc. dated October 20, 1998.
                           (See Exhibit 99.1 to Form 8-K filed with the
                           Commission on November 9, 1998).
3.1(a)*                    Articles of Incorporation of Eagle Venture
                           Investments, Inc. (See Exhibit 3.1 to Registration
                           Statement on Form S-18 filed with the Commission on
                           August 24, 1987).
3.1(b)*                    Articles of Amendment to Articles of Incorporation of
                           Eagle Venture Investments, Inc. (See Exhibit 3.1 to
                           Registration Statement on Form S-18 filed with the
                           Commission on August 24, 1987).
3.1(c)*                    Article of Amendment to Articles of Incorporation of
                           Eagle Venture Acquisitions, Inc. (See Exhibit 3.1(c)
                           to Form 10-KSB filed with the Commission on March 31,
                           1998).
3.1(d)*                    Articles of Amendment to Articles of Incorporation of
                           Network Real Estate of California, Inc. (See Exhibit
                           3.1(d) to Form 10-KSB filed with the Commission on
                           March 31, 1998).
3.1(e)*                    Articles of Amendment to Articles of Incorporation of
                           Network Real Estate of California, Inc. (See Exhibit
                           3.1(e) to Form 10-KSB filed with the Commission on
                           March 31, 1998).
3.1(f)*                    Articles of Amendment to Articles of Incorporation of
                           Network Real Estate of California, Inc. (See Exhibit
                           3.1(f) to Form 10-KSB filed with the Commission on
                           March 31, 1998).
3.1 (g)*                   Articles of Amendment to Articles of Incorporation of
                           Network Financial Services, Inc. (See Exhibit 3.1 to
                           Form 10-K405 filed with the Commission on April 14,
                           1995).
3.1(h)*                    Articles of Amendment to Articles of Incorporation of
                           Westmark Group Holdings, Inc. (See Exhibit 3.1(h) to
                           Form 10-KSB filed with the Commission on March 31,
                           1998).
3.2(a)*                    Certificate of Incorporation of Westmark Group
                           Holdings, Inc.- Delaware (See Exhibit 3.2(a) to Form
                           10-KSB filed with the Commission on March 31, 1998).
3.2(b)*                    Certificate of Amendment to Certificate of
                           Incorporation of Westmark Group Holdings, Inc. (See
                           Exhibit 3.1 to Form 8-K filed with the Commission on
                           August 29, 1997).
3.3*                       By-laws of the Company (See Exhibit 3.3 to Form
                           10-KSB filed with the Commission on March 31, 1998).
4.1*                       Form of Specimen Common Stock Certificate (See
                           Exhibit 4.1 to Form 10-KSB filed with the Commission
                           on March 31, 1998).
4.2*                       Series A Preferred Stock Designation (See Exhibit 4.2
                           to Form 10-KSB filed with the Commission on March 31,
                           1998).
4.3*                       Series B Preferred Stock Designation (See Exhibit 4.3
                           to Form 10-KSB filed with the Commission on March 31,
                           1998).



4.4* Series C Preferred Stock Designation (See Exhibit 4.4 to Form 10-KSB filed with the Commission on March 31,
                           1998).
4.5* Series D Preferred Stock Designation (See Exhibit 4.5 to Form 10-KSB filed with the Commission on March 31,
                           1998).
4.6* Series E Preferred Stock Designation (See Exhibit 4.6 to Form 10-KSB filed with the Commission on March 31,
                           1998).
4.7* Series F Preferred Stock Designation (See Exhibit 4.7 to Form 10-KSB filed with the Commission on March 31,
                           1998).
4.8* Series G Preferred Stock Designation (See Exhibit 4.8 to Form 10-KSB filed with the Commission on March 30,
                           1999).
4.9* Series H Preferred Stock Designation (See Exhibit 4.1 to Form 10-QSB filed with the Commission on November
                           12, 1999).
10.1*                      Warehouse Credit and Security Agreement between the
                           Company and Princap Mortgage Warehouse, Inc. dated
                           October 26, 1997 (See Exhibit 10.1 to Form 10-KSB filed with the Commission on March 31, 1998).
10.2* Warehouse and Security Agreement between the Company and TMS Mortgage, Inc. dated March 3, 1997 (See
                           Exhibit 10.2 to Form 10-KSB filed with the Commission on March 31, 1998).
10.3*                      Sales and Purchase Agreement between the Company and
                           TMS Mortgage, Inc. dated March 25, 1995 (See Exhibit
                           10.3 to Form 10-KSB filed with the Commission on March 31, 1998).
10.4* $5,000,000 Warehouse Line Revolving Credit Agreement between the Company and Household Financial Services,
                           Inc. dated April 7, 1997 (See Exhibit 10.4 to Form
                           10-KSB filed with the Commission on March 31, 1998).
10.5*                      Security and Collateral Agency Agreement between the
                           Company and Household Financial Services, Inc. dated
                           April 7, 1997 (See Exhibit 10.5 to Form 10-KSB filed with the Commission on March 31, 1998).
10.6*                      First Amendment to Credit Agreement and First
                           Amendment to Revolving Credit Line between the
                           Company and Household Financial Services, Inc. dated
                           April 7, 1997 (See Exhibit 10.6 to Form 10-KSB filed with the Commission on March 31, 1998).
10.7*                      Continuing Loan Purchase Agreement between the
                           Company and Household Financial Services, Inc. dated
                           February 26, 1996 (See Exhibit 10.7 to Form 10-KSB filed with the Commission on March 31, 1998).
10.8* Mortgage Warehousing and Security Agreement between the Company and Mortgage Corporation of America (See
                           Exhibit 10.8 to Form 10-KSB filed with the Commission on March 31, 1998).
10.9*                      Master Purchase Agreement between the Company and
                           Mortgage Corporation of America dated June 2, 1997
                           (See Exhibit 10.9 to Form 10-KSB filed with the
                           Commission on March 31, 1998).
10.10* Master Agreement for Sale and Purchase of Mortgages between the Company and Conti Mortgage Corporation dated June 3, 1997 (See Exhibit 10.10 to Form 10-KSB filed with the Commission on March 30, 1999).
10.11* Amendment to Master Agreement for Sale and Purchase of Mortgages between the Company and ContiMortgage
                           Corporation dated June 3, 1997 (See Exhibit 10.11 to
                           Form 10-KSB filed with the Commission on March 30,
                           1999).
10.12*                     Mortgage Loan Warehousing Agreement between the
                           Company and First Union National Bank (See Exhibit
                           10.1 to Form 10-QSB filed with the Commission on May
                           14, 1998).
10.13*                     Security Agreement between the Company and First
                           Union National Bank (See Exhibit 10.2 to Form 10-QSB filed with the Commission on May 14, 1998).
10.14* Warehouse Line of Credit and Security Agreement between the Company and Republic Bank dated October
                           6, 1998 (See Exhibit 10.14 to Form 10-KSB filed with the Commission on March 30, 1999).
10.15*                     Second Amendment to Credit Agreement, Second
                           Amendment to Revolving Note and First Amendment to
                           Security Agreement between the Company and Household
                           Financial Services, Inc. dated October 7, 1998 (See
                           Exhibit 10.15 to Form 10-KSBfiled with the Commission on March 30, 1999).
10.16*                     Third Amendment to Credit Agreement and Second
                           Amendment to Security Agreement between the Company and Household Financial Services, Inc. dated February
                           4, 1999 (See Exhibit 10.16 to Form 10-KSB filed with the Commission on March 31, 1998).
10.17*                     Mark Schaftlein Employment Agreement (See Exhibit
                           10.15 to Form 10-KSB filed with the Commission on March 31, 1998).
10.18*                     Mark Schaftlein Amendment to Employment Agreement
                           (See Exhibit 10.16 to Form 10-KSB filed with the
                           Commission on March 31, 1998).
10.19* Payton Story Employment Agreement (See Exhibit 10.17 to Form 10-KSB filed with the Commission on March 31,
                           1998).
10.20*                     Payton Story Amendment to Employment Agreement (See
                           Exhibit 10.18 to Form 10-KSB filed with the Commission on March 31, 1998).


10.21* Louis Resweber Director Agreement (See Exhibit 10.19 to Form 10-KSB filed with the Commission on March 31,
                           1998).
10.22*                     Louis Resweber Employment Agreement (See Exhibit
                           10.20 to Form 10-KSB filed with the Commission on March 31, 1998).
10.23* Irving Bowen Employment Agreement (See Exhibit 10.21 to Form 10-KSB filed with the Commission on March 31,
                           1998).
10.24*                     Harry Coolidge Amended and Restated Consulting
                           Agreement (See Exhibit 10.22 to Form 10-KSB filed with the Commission on March 31, 1998).
10.25*                     Harry Coolidge Amendment to Consulting Agreement (See
                           Exhibit 10.23 to Form 10-KSB filed with the Commission on March 31, 1998).
10.26*                     Harry Coolidge Second Amendment to Consulting
                           Agreement (See Exhibit 10.24 to Form 10-KSB filed with the Commission on March 31, 1998).
10.27* Amendment to Employment Agreement of Mark Schaftlein dated March 31, 1998 (See Exhibit 10.27 to Form
                           10-KSB filed with the Commission on March 30, 1999).
10.28* Amendment to Employment Agreement of Payton Story III dated March 31, 1998 (See Exhibit 10.28 to Form
                           10-KSB filed with the Commission on March 30, 1999).
10.29* Amendment to Employment Agreement of Louis Resweber dated March 31, 1998 (See Exhibit 10.29 to Form
                           10-KSB filed with the Commission on March 30, 1999).
10.30* Amendment to Employment Agreement of Irving H. Bowen dated March 31, 1998 (See Exhibit 10.30 to Form
                           10-KSB filed with the Commission on March 30, 1999).
10.31* Amendment to Consulting Agreement of Harry Coolidge dated March 31, 1998 (See Exhibit 10.31 to Form
                           10-KSB filed with the Commission on March 30, 1999).
10.32*                     Stock Purchase Agreement between the Company and Mark
                           Schaftlein (See Exhibit 10.32 to Form 10-KSB filed with the Commission on March 30, 1999).
10.33*                     Stock Purchase Agreement between the Company and
                           Payton Story, III (See Exhibit 10.33 to Form 10-KSB filed with the Commission on March 30, 1999).
10.34*                     Stock Purchase Agreement between the Company and
                           Irving Bowen (See Exhibit 10.34 to Form 10-KSB filed with the Commission on March 30, 1999).
10.35* Form of Indemnification Agreement between the Company and each of its Directors (See Exhibit 10.1 to Form
                           8-K filed with the Commission on November 9, 1998).
10.36*                     1990 Non-Qualified Stock Option Plan (See Exhibit
                           10.25 to Form 10-KSB filed with the Commission on March 31, 1998).
10.37*                     1993 Non-Qualified Stock Option Plan (See Exhibit
                           10.26 to Form 10-KSB filed with the Commission on March 31, 1998).
10.38*                     1994 Non-Qualified Stock Option Plan (See Exhibit
                           10.27 to Form 10-KSB filed with the Commission on March 31, 1998).
10.39*                     Settlement Agreement between the Company and Medical
                           Industries of America, Inc. dated January 23, 1997
                           (See Exhibit 10.30 to Form 10-KSB filed with the
                           Commission on March 31, 1998).
10.40*                     Modification to Settlement Agreement between the
                           Company and Medical Industries of America, Inc. dated
                           March 31, 1997 (See Exhibit 10.31 to Form 10-KSB filed with the Commission on March 31, 1998).
10.41* Amendment to Modified Settlement Agreement between the Company and Medical Industries of America dated
                           June 26, 1997 (See Exhibit 10.32 to Form 10-KSB filed with the Commission on March 31, 1998).
10.42*                     Revised Settlement Agreement between the Company and
                           Medical Industries of America, Inc. (See Exhibit
                           10.33 to Form 10-KSB filed with the Commission on March 31, 1998).
10.43* Settlement Agreement and Mutual Release of All Claims between the Company and Harden dated November 3, 1997
                           (See Exhibit 10.34 to Form 10-KSB filed with the
                           Commission on March 31, 1998).
10.44* Settlement Agreement by and among the Company and Michael Morrell and Linda Moore dated January 23,
                           1997 (See Exhibit 10.35 to Form 10-KSB filed with the
                           Commission on March 31, 1998).
10.45* Amendment to Settlement Agreement by and among the Company and Michael Morrell and Linda Moore dated
                           November 19, 1997 (See Exhibit 10.36 to Form 10-KSB filed with the Commission on March 31, 1998).
10.46* Green Tree Mortgage Services Correspondent Agreement between Westmark Mortgage Corporation and Green Tree
                           Financial Corporation, dated May 21, 1997 (See
                           Exhibit 10.46 to Form 10-KSB filed with the Commission on March 30, 1999).
10.47*                     Master Purchase and Sale Agreement between Westmark
                           Mortgage Corporation and FC Capital Corporation, dated November 2, 1998 (See Exhibit 10.47 to Form
                           10-KSB filed with the Commission on March 30, 1999).
10.48* $150,000 Line of Credit Agreement between the Company and Northern Trust Bank dated April 29, 1999 (See
                           Exhibit 10.1 to Form 10-QSB filed with the Commission on August 12, 1999).



10.49*                     Promissory Note between the Company and Northern
                           Trust Bank dated April 29, 1999 (See Exhibit 10.2 to
                           Form 10-QSB filed with the Commission on August 12,
                           1999).
10.50* Guaranty between the Company and Northern Trust Bank dated April 29, 1999 (See Exhibit 10.3 to Form 10-QSB filed with the Commission on August 12, 1999).
10.51*                     Security Agreement between the Company and Northern
                           Trust Bank Dated April 29, 1999 (See Exhibit 10.4 to
                           Form 10-QSB filed with the Commission on August 12,
                           1999).
10.52* Wholesale Loan Agreement between the Company's wholly-owned subsidiary, Westmark Mortgage
                           Corporation, and Great Eastern Funding, LLC dated May
                           28, 1999 (See Exhibit 10.5 to Form 10-QSB filed with the Commission on August 12, 1999).
10.53* Client Contract between the Company's wholly-owned subsidiary, Westmark Mortgage Corporation, and
                           Residential Funding Corporation dated June 8, 1999
                           (See Exhibit 10.6 to Form 10-QSB filed with the
                           Commission on August 12, 1999).
10.54*                     Master Mortgage Loan Purchase Agreement between the
                           Company's wholly-owned subsidiary, Westmark Mortgage
                           Corporation and Banc One Financial Services, Inc.
                           dated December 22, 1998 (See Exhibit 10.7 to Form
                           10-QSB filed with the Commission on August 12, 1999).
10.55*                     Warehouse Loan and Security Agreement between the
                           Company's wholly-owned subsidiary, Westmark Mortgage
                           Corporation and The Provident Bank dated July 7, 1999
                           (See Exhibit 10.1 to Form 10-QSB filed with the
                           Commission on November 12, 1999).
10.56* Broker Origination Agreement between the Company's wholly-owned subsidiary, Westmark Mortgage
                           Corporation and WMC Mortgage Corp. dated April 27,
                           1999 (See Exhibit 10.2 to Form 10-QSB filed with the
                           Commission on November 12, 1999).
10.57*                     Master Agreement for Purchase and Sale of Mortgage
                           Loans between the Company's wholly-owned subsidiary, Westmark Mortgage Corporation and EquiCredit
                           Corporation of America dated June 9, 1999 (See
                           Exhibit 10.3 to Form 10-QSB filed with the Commission on November 12, 1999).
10.58*                     Addendum to the Master Agreement for Purchase and
                           Sale of Mortgage Loans between the Company's wholly-owned subsidiary, Westmark Mortgage
                           Corporation and EquiCredit Corporation of America dated June 25, 1999 (See Exhibit 10.4 to Form 10-QSB filed with the Commission on November 12, 1999).
10.59* Broker Agreement between the Company's wholly-owned subsidiary, Westmark Mortgage Corporation and Chase
                           Manhattan Mortgage Corporation dated July 21, 1999
                           (See Exhibit 10.5 to Form 10-QSB filed with the
                           Commission on November 12, 1999).
10.60* Master Commitment between the Company's wholly-owned subsidiary, Westmark Mortgage Corporation and Merrill
                           Lynch Credit Corporation dated April 14, 1999 (See
                           Exhibit 10.6 to Form 10-QSB filed with the Commission on November 12, 1999).
10.61*                     Master Loan Purchase and Sale Agreement between the
                           Company's wholly-owned subsidiary, Westmark Mortgage
                           Corporation and Merrill Lynch Credit Corporation dated April 14, 1999 (See Exhibit 10.7 to Form 10-QSB filed with the Commission on November 12, 1999).
10.62*                     Master Agreement for Sale and Purchase of Mortgage
                           Loans between the Company's wholly-owned subsidiary, Westmark Mortgage Corporation and BankBoston, N.A.
                           dated August 31, 1999 (See Exhibit 10.8 to Form
                           10-QSB filed with the Commission on November 12,
                           1999).
10.63* Mortgage Broker Agreement between the Company's wholly-owned subsidiary, Westmark Mortgage
                           Corporation and First Franklin Financial Corporation dated March 23, 1999 (See Exhibit 10.9 to Form 10-QSB filed with the Commission on November 12, 1999).
10.64* Master Agreement for Sale and Purchase of Mortgages between the Company's wholly-owned subsidiary,
                           Westmark Mortgage Corporation and Bay Financial
                           Savings Bank, F.S.B. dated February 12, 1999 (See
                           Exhibit 10.10 to Form 10-QSB filed with the Commission on November 12, 1999).
10.65* Amendment to Master Agreement for Sale and Purchase of Mortgages between the Company's wholly-owned subsidiary, Westmark Mortgage Corporation and Bay
                           Financial Savings Bank, F.S.B. dated February 12,
                           1999 (See Exhibit 10.11 to Form 10-QSB filed with the
                           Commission on November 12, 1999).
10.66 Correspondent Origination and Sales Agreement between the Company's wholly-owned subsidiary, Westmark
                           Mortgage Corporation and Chase Manhattan Mortgage
                           Corporation dated April 27, 1999.
10.67 Addendum to Origination and Sales Agreement between the Company's wholly-owned subsidiary, Westmark
                           Mortgage Corporation and Chase Manhattan Mortgage
                           Corporation dated July 21, 1999.
10.68                      Warehouse Credit and Security Agreement between the
                           Company's wholly-owned subsidiary, Westmark Mortgage
                           Corporation and National Mortgage Warehouse, LLC dated October 4, 1999.
10.69                      Mortgage Loan Purchase and Sale Agreement between the
                           Company's wholly-owned subsidiary, Westmark Mortgage
                           Corporation and EquiCredit Corporation of America dated March 13, 2000.
10.70                      Letter of Intent between the Company and First NLC
                           Financial Services, LLC dated May 15, 2000.
10.71                      Preferred Stock Purchase Agreement between the
                           Company and Generation Capital Associates dated June
                           1, 2000.



10.72 Loan Purchase Agreement between the Company's wholly-owned subsidiary, Westmark Mortgage
                           Corporation and Bayview Financial Trading Group, L.P.
                           dated March 16, 2000.
10.73 Settlement Agreement and Mutual Release of All Claims by and among the Company's wholly-owned subsidiary, Westmark Mortgage Corporation, the Company and
                           Household Financial Services, Inc. dated August 2,
                           2000.
10.74                      Memorandum of Sale dated July 21, 2000 regarding
                           Westmark Mortgage Corporation Asset Sale.
11.1                       Statement Re: Computation of Per Share Earnings.
16.1 *                     Letter on change in certifying accountant (See
                           Exhibit 1.1 to Form 8-K filed with the Commission on January 6, 1998).
21.1* List of Subsidiaries (See Exhibit 21.1 to Form 10-KSB filed with the Commission on March 31, 1998).
23.1                       Consent of Rachlin Cohen & Holtz, LLP.
27.1                       Financial Data Schedule.

* The exhibits thus designated are incorporated herein by reference as exhibits hereto. Following the description of such exhibits is a reference to the copy of the exhibit heretofore filed with the Commission, to which there have been no amendments or changes.

(b)      REPORTS ON FORM 8-K:       None

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WESTMARK GROUP HOLDINGS, INC.
                                          (Registrant)

Date: August 17, 2000                     By: /s/ Mark Schaftlein
                                          -----------------------
                                          Mark Schaftlein
                                          President, Chief Executive Officer and
                                          Chairman of the Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                             TITLE                                                DATE
---------                                             -----                                                ----
/s/ MARK SCHAFTLEIN                                   President, Chief Executive                           August 17, 2000
-------------------                                   Officer and Chairman of the Board
Mark Schaftlein                                       of Directors (Principal Executive Officer)

/S/ PAYTON STORY, III                                 Director                                             August 17, 2000
---------------------
Payton Story, III


/S/ ALLAN C. SORENSEN                                 Outside Director                                     August 17, 2000
---------------------
Allan C. Sorensen


/S/ JOHN O. HOPKINS                                   Outside Director                                     August 17, 2000
-------------------
John O. Hopkins


/S/ DORI CARPINELLO                                   Director                                             August 17, 2000
-------------------
Dori Carpinello

================================================================================





















                  WESTMARK GROUP HOLDINGS, INC. and SUBSIDIARY


                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999





























================================================================================

                  WESTMARK GROUP HOLDINGS, INC. and SUBSIDIARY



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------




                                                                       PAGE
                                                                       ----


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      F-1


CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheet                                                        F-2

   Statements of Operations                                             F-3

   Statements of Stockholders' Equity (Deficiency)                      F-4

   Statements of Cash Flows                                             F-5

   Notes to Consolidated Financial Statements                       F-6 - F-25

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


We have audited the accompanying consolidated balance sheet of Westmark Group Holdings, Inc. and Subsidiary as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westmark Group Holdings, Inc. and Subsidiary as of December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company is subject to certain significant risks and uncertainties, including a substantial net loss and negative cash flows from operating activities incurred for the year ended December 31, 1999, which continued in 2000. In addition, as of December 31, 1999, the Company's consolidated financial position reflects a significant balance of negative working capital and a stockholders' deficiency. The Company is also experiencing other significant events, including the halting of trading in the Company's common stock by NASDAQ and material noncompliance with debt covenants. On July 26, 2000, the Company filed a Form 8-K with the Securities and Exchange Commission reporting the suspension of the operations of its subsidiary and the intention to liquidate the assets and existing loan portfolio of that subsidiary. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these significant risks and uncertainties.


                            RACHLIN COHEN & HOLTZ LLP


Fort Lauderdale, Florida

May 9, 2000, except for the fifth paragraph of Note 2, as to which the date is July 26, 2000

                  WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1999


                                    ASSETS
                                    ------
Current Assets:
    Cash and cash equivalents                                                                                          $  3,932,870
    Restricted certificate of deposit                                                                                       213,388
    Accounts receivable                                                                                                   2,357,781
    Mortgage loans held for sale                                                                                         29,495,548
    Defaulted mortgage loans and property held for sale, net of allowance                                                 3,591,246
    Advances to employee/officer/stockholders                                                                               221,519
                                                                                                                       ------------
      Total current assets                                                                                               39,812,352

Property and Equipment, Net                                                                                               1,025,658

Other Assets                                                                                                                289,593
                                                                                                                       ------------
      Total assets                                                                                                     $ 41,127,603
                                                                                                                       ============


                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                   ----------------------------------------
Current Liabilities:
    Warehouse lines of credit                                                                                          $ 42,096,467
    Notes payable and current maturities of capital leases                                                                  449,843
    Settlements payable                                                                                                      54,679
    Accounts payable                                                                                                        471,654
    Accrued liabilities                                                                                                   1,330,731
    Income taxes payable                                                                                                     15,400
    Dividends payable                                                                                                        36,413
                                                                                                                       ------------
      Total current liabilities                                                                                          44,455,187
                                                                                                                       ------------

Long-Term Portion of Capital Lease Obligations                                                                              112,355
                                                                                                                       ------------

Commitments, Contingencies, Subsequent Events and Other Matters                                                                  --

Common and Preferred Stock Subject to Potential Rescission                                                                1,394,000
                                                                                                                       ------------

Stockholders' Deficiency:
    Preferred stock $.001 par value; 10,000,000 shares authorized;
      417,152 shares issued and outstanding; stated at liquidation value                                                    100,010
    Common stock, $0.005 par value; 15,000,000 shares authorized;
      3,579,253 shares issued and outstanding                                                                                17,896
    Additional paid-in capital                                                                                           29,286,377
    Deficit                                                                                                             (34,044,472)
    Stock subscriptions receivable                                                                                         (193,750)
                                                                                                                       ------------
         Total stockholders' deficiency                                                                                  (4,833,939)
                                                                                                                       ------------
         Total liabilities and stockholders' deficiency                                                                $ 41,127,603
                                                                                                                       ============

                  WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                                                        1999                1998
                                                                                                   ------------        ------------
Revenues:
    Gain on sale of loans                                                                          $ 16,791,605        $ 13,592,080
    Loan origination fees                                                                             2,747,859           1,650,143
    Interest income                                                                                   3,868,984           1,881,755
    Other income                                                                                             --             176,121
                                                                                                   ------------        ------------
                                                                                                     23,408,448          17,300,099

Costs and Expenses:
    Direct loan fees                                                                                  5,772,088           4,154,060
    Interest expense, primarily warehouse interest                                                    3,710,088           1,811,529
    General and administrative                                                                       16,537,715           9,127,825
    Provision for estimated losses on property held for sale and
      problem loans                                                                                   1,045,000                  --
    Common stock issued for services                                                                         --             237,500
    Depreciation                                                                                        135,181             153,622
    Amortization                                                                                         91,039              98,916
                                                                                                   ------------        ------------
                                                                                                     27,291,111          15,583,452

Income (Loss) from Operations                                                                        (3,882,663)          1,716,647
                                                                                                   ------------        ------------

Other Income (Expense):
    Litigation settlements                                                                             (919,923)                 --
    Dividend income                                                                                          --             105,000
    Provision for estimated impairment in value of investment in preferred stock                        (76,528)           (800,000)
    Provision for estimated impairment in value of investment in land strips                           (300,000)           (110,000)
    Loss arising from exchange agreement with Cyber-Care (formerly MIOA)                                     --            (349,945)
    Other                                                                                              (361,625)            (85,768)
                                                                                                   ------------        ------------
                                                                                                     (1,658,076)         (1,240,713)

Income (Loss) Before Income Taxes                                                                    (5,540,739)            475,934

Income Tax Expense (Benefit)                                                                          1,275,000            (710,784)
                                                                                                   ------------        ------------

Net Income (Loss)                                                                                  $ (6,815,739)       $  1,186,718
                                                                                                   ============        ============

Earnings (Loss) Per Common Share (Basic and Diluted)                                               $      (2.10)       $        .37
                                                                                                   ============        ============

                  WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                       Preferred Stock                  Common Stock
                                                                    -------------------              ------------------
                                                                    Shares        Amount           Shares          Amount
                                                                    ------        ------           ------           ------
Balance, December 31, 1997                                         250,005    $    800,010       2,389,655    $     11,948

Year Ended December 31, 1998:
    Conversion of Series C preferred shares to common stock       (200,000)       (700,000)        350,000           1,750
    Sale of Series G preferred shares and conversion of
      common stock into Series G preferred stock                   100,000         500,000         (48,624)           (243)
    Sale of common stock to management                                  --              --         400,000           2,000
    Conversion of debt into common stock                                --              --          92,315             469
    Cumulative preferred dividends                                      --              --              --              --
    Payment of dividend in common stock                                 --              --          19,634              98
    Issuance of common stock for management bonus                       --              --         112,930             558
    Cancellation of common stock                                        --              --         (20,228)           (102)
    Exercise of cashless warrant                                        --              --          20,142             101
    Net income                                                          --              --              --              --
                                                              ------------    ------------    ------------    ------------

Balance, December 31, 1998                                         150,005         600,010       3,315,824          16,579

Year Ended December 31, 1999:
    Conversion of Series G preferred shares to common stock       (100,000)       (500,000)        123,212             616
    Sale of Series H preferred stock                               367,147       1,156,500              --              --
    Conversion of debt into common stock                                --              --           8,390              42
    Issuance of common stock for legal settlement                       --              --         190,000             950
    Purchase of common stock - Cyber-Care, Inc.                         --              --         (58,173)           (291)
    Cumulative preferred dividends                                      --              --              --              --
    Repayment of stock subscription receivable                          --              --              --              --
    Reclassification of proceeds to common and preferred                --
      stock subject to potential rescission                             --      (1,156,500)             --              --
    Net loss                                                            --              --              --              --
                                                              ------------    ------------    ------------    ------------

Balance, December 31, 1999                                         417,152    $    100,010       3,579,253    $     17,896
                                                              ============    ============    ============    ============

[RESTUBBED]

                                                                 Additional                          Stock
                                                                   Paid-In                       Subscriptions
                                                                   Capital         Deficit        Receivable         Total
                                                                   -------         -------        ----------         -----
Balance, December 31, 1997                                       $ 27,496,031    $(28,245,684)   $         --    $     62,305

Year Ended December 31, 1998:
    Conversion of Series C preferred shares to common stock           698,250              --              --              --
    Sale of Series G preferred shares and conversion of
      common stock into Series G preferred stock                     (193,613)             --              --         306,144
    Sale of common stock to management                                848,000              --        (250,000)        600,000
    Conversion of debt into common stock                              206,971              --              --         207,440
    Cumulative preferred dividends                                         --         (70,000)             --         (70,000)
    Payment of dividend in common stock                                44,553         (44,651)             --              --
    Issuance of common stock for management bonus                     236,942              --              --         237,500
    Cancellation of common stock                                      (43,942)             --              --         (44,044)
    Exercise of cashless warrant                                         (101)             --              --              --
    Net income                                                             --       1,186,718              --       1,186,718
                                                                 ------------    ------------    ------------    ------------

Balance, December 31, 1998                                         29,293,091     (27,173,617)       (250,000)      2,486,063

Year Ended December 31, 1999:
    Conversion of Series G preferred shares to common stock           499,384              --              --              --
    Sale of Series H preferred stock                                 (182,077)             --              --         974,423
    Conversion of debt into common stock                                9,971              --              --          10,013
    Issuance of common stock for legal settlement                     236,550              --              --         237,500
    Purchase of common stock - Cyber-Care, Inc.                      (333,042)             --              --        (333,333)
    Cumulative preferred dividends                                         --         (55,116)             --         (55,116)
    Repayment of stock subscription receivable                             --          56,250          56,250
    Reclassification of proceeds to common and preferred
      stock subject to potential rescission                          (237,500)             --              --      (1,394,000)
    Net loss                                                               --      (6,815,739)             --      (6,815,739)
                                                                 ------------    ------------    ------------    ------------

Balance, December 31, 1999                                       $ 29,286,377    $(34,044,472)   $   (193,750)   $ (4,833,939)
                                                                 ============    ============    ============    ============

                  WESTMARK GROUP HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                                          1999             1998
                                                                                                          ----             ----
Cash Flows from Operating Activities:
    Net income ( loss)                                                                              $ (6,815,739)      $  1,186,718
    Adjustments to reconcile net income (loss) to net cash
      provided (used) by operating activities:
         Depreciation                                                                                    135,181            153,622
         Amortization                                                                                     91,039             98,916
         Deferred income taxes                                                                         1,275,000           (742,784)
         Provision for estimated losses in property held for sale and problem loans                    1,045,000                 --
         Common stock issued for services                                                                     --            237,500
         Common stock issued for legal settlement                                                        237,500                 --
         Loss on disposal of assets                                                                           --            105,877
         Impairment in value of investment in land and preferred stock                                   376,528            910,000
         Loss on exchange agreement with MIOA                                                                 --            349,945
         Changes in operating assets and liabilities:
           Increase in:
             Accounts receivable                                                                      (1,098,529)        (1,234,102)
             Mortgage loans held for sale                                                             (7,753,991)       (13,978,333)
             Defaulted mortgage loans and property held for sale                                      (4,424,746)                --
             Other assets                                                                                (64,680)          (144,145)
           Increase (decrease) in:
             Accounts payable                                                                           (195,831)           238,144
             Accrued liabilities                                                                       1,108,956           (137,512)
             Settlements payable                                                                        (272,805)          (424,233)
             Warehouse lines of credit                                                                13,089,516         21,273,459
             Income taxes payable                                                                        (16,600)            32,000
                                                                                                    ------------       ------------
                Net cash provided (used) by operating activities                                      (3,284,201)         7,925,072
                                                                                                    ------------       ------------

Cash Flows from Investing Activities:
    Purchases of property and equipment                                                                 (411,849)          (576,373)
    Proceeds from sale of buildings                                                                           --            394,078
    Purchase of restricted certificate of deposit                                                       (213,388)
    Advances to employee/officer/stockholders                                                           (221,519)
    Investment in intangible assets                                                                           --           (171,837)
                                                                                                    ------------       ------------
                Net cash used by investing activities                                                   (846,756)          (354,132)
                                                                                                    ------------       ------------

Cash Flows from Financing Activities:
    Dividends paid                                                                                       (36,203)                --
    Sale of preferred stock                                                                              974,423            306,144
    Proceeds from issuance of notes payable                                                              173,324            346,311
    Payments on debt                                                                                     (98,257)        (1,812,032)
    Sale of common stock                                                                                      --            600,000
    Purchase of retired treasury stock                                                                   (60,833)                --
                                                                                                    ------------       ------------
                Net cash provided (used) by financing activities                                         952,454           (559,577)
                                                                                                    ------------       ------------

Net Increase (Decrease) in Cash and Cash Equivalents                                                  (3,178,503)         7,011,363

Cash and Cash Equivalents, Beginning                                                                   7,111,373            100,010

Cash and Cash Equivalents, Ending                                                                   $  3,932,870       $  7,111,373
                                                                                                    ------------       ------------

Supplemental Disclosures:
    Cash paid for interest                                                                          $  3,602,069       $  1,654,348
                                                                                                    ============       ============
    Cash paid for income taxes                                                                      $     16,609       $         --
                                                                                                    ============       ============

                  WESTMARK GROUP HOLDINGS, INC. and SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Capitalization

             Westmark Group Holdings, Inc. ("Company"), through its wholly-owned subsidiary, is engaged in the business of purchasing and selling residential mortgage loans. The Company deals primarily in non-conforming loans (generally those borrowers outside the conforming guidelines).

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

             Series H, $3.15 stated value, 10% cumulative, convertible, 367,147 shares authorized, issued and outstanding. Convertible into 367,147 shares of common stock.

         Principles of Consolidation

             The entities included in these consolidated financial statements are as follows:

             Westmark Group Holdings, Inc. - This company was originally incorporated under the laws of the State of Colorado in 1986, but was reincorporated under the laws of the State of Delaware in June 1996.

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

                  WESTMARK GROUP HOLDINGS, INC. and SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Mortgage Loans Held for Sale

             Mortgage loans are originated by retail brokers and closed and purchased by the Company to be sold to investors. The loans are reported at the lower of aggregate cost or market. The cost of mortgage loans held for sale is the cost of the mortgage loans, reduced or increased by the net deferred fees or costs associated with originating or acquiring the loans. Market value is determined by outstanding commitments from investors or current investor yield requirements.

         Property and Equipment

             Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Repairs, maintenance and replacements, which do not extend the lives of the respective assets, are charged to expense as incurred. Gain or loss on disposition of assets is recognized currently.

         Concentrations of Credit Risk

             Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents, accounts receivable, mortgage loans held for sale, and defaulted mortgage loans.

             From time to time during the year, the Company had deposits in financial institutions in excess of the federally insured limits. At December 31, 1999, the Company had deposits in excess of federally insured limits of approximately $4,542,000. The Company maintains its cash with high quality financial institutions, which the Company believes limits these risks.

             In addition, the Company maintains an investment account with a financial institution which is not insured by the FDIC. These funds, which were invested primarily in money market instruments at December 31, 1999, are subject to insurance by SIPC, Securities Investor Protection Corporation, subject to various limitations. At December 31, 1999, approximately $248,000 was held in this account.

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

             Mortgage loans held for sale include amounts due from mortgagees prior to the sale of the loans to investors which usually occurs within 30 to 60 days. The Company originates and purchases mortgage loans based on an evaluation of the mortgagees' financial condition and based upon an appraisal of the collateral real estate. Management believes the collateral, coupled with the short holding period, limits risk.

                  WESTMARK GROUP HOLDINGS, INC. and SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Use of Estimates

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates as to which it is reasonably possible that a change in the estimate could occur in the near term include allowance for market losses on mortgage loans held for sale and real estate owned, estimated valuation allowance for deferred tax assets, estimated fair value of investments in preferred stock and real estate, and estimated liability for payroll tax penalties. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

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

         Advertising Costs

             Advertising costs are expensed as incurred. Advertising costs incurred for the years ended December 31, 1999 and 1998 were not material.

         Fair Value of Financial Instruments

             The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These instruments include cash, accounts receivable, mortgage loans held for sale, defaulted mortgage loans, warehouse lines of credit, debt and capital leases, and accounts and settlements payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

             In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

             Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

         Reclassifications

             Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the 1999 presentation.


NOTE 2.  SIGNIFICANT RISKS AND UNCERTAINTIES

         Going Concern Considerations

             The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern.

                  WESTMARK GROUP HOLDINGS, INC. and SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 2.  SIGNIFICANT RISKS AND UNCERTAINTIES (Continued)

         Going Concern Considerations (Continued)

             As reflected in the consolidated financial statements, the Company incurred a net loss of approximately $6,800,000 and negative cash flows from operating activities of approximately $3,300,000 for the year ended December 31, 1999. As of December 31, 1999, the Company's consolidated financial position reflects a negative working capital of approximately $4,600,000 and stockholders' deficiency of approximately $4,800,000.

             Subsequent to December 31, 1999, the Company determined that all three quarterly reports on Form 10-QSB, filed with the Securities and Exchange Commission during 1999, were materially misstated. This was primarily attributed to discrepancies discovered between reported and actual amounts of mortgage loans held for sale, and underestimated allowances for losses on defaulted loans and real estate owned. When the Company notified NASDAQ of this situation, NASDAQ agreed to suspend trading in the Company's common stock awaiting further information. The Company intends to file restated and amended quarterly reports for 1999 as soon as practicable.

             The significant loss incurred and the erosion of stockholders' equity has caused the Company to be in non-compliance with various covenants of warehouse line agreements, state mortgage lender licensing requirements and NASDAQ listing requirements. In addition, the Company's Chief Financial Officer and a member of the Board of Directors resigned effective March 29, 2000.

             On July 26, 2000, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that the Company had suspended the operations of its wholly-owned mortgage banking subsidiary, and that it is in the process of liquidating the subsidiary's assets and existing loan portfolio (see Note 18).

         Issuances of Common and Preferred Stock Subject to Potential Rescission

             Due to the material misstatements of Company earnings and financial condition as presented in the quarterly reports filed with the Securities and Exchange Commission during 1999, and either incorporated by reference or included in the private placement offering documents, any purchasers of common or preferred shares during 1999 may have the right to rescind their decision to purchase or accept in settlement those shares of the Company's common and preferred stock. If the purchasers elect to rescind the purchase, the Company may have an obligation to refund the purchase price, including interest, at the applicable rate within the state of their domicile. Those purchasers that have the right to rescind would be entitled to receive payment by the Company upon tender of the underlying shares.

             The Company has deducted the amount of proceeds received by the Company from the purchasers from stockholders' deficiency and reflected them separately on the consolidated balance sheet under the caption "Common and Preferred Stock Subject to Potential Rescission." The Company has not provided for interest and other costs, if any, that may be incurred relative to the rescission.

                  WESTMARK GROUP HOLDINGS, INC. and SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 2.  SIGNIFICANT RISKS AND UNCERTAINTIES (Continued)

         Issuances of Common and Preferred Stock Subject to Potential Rescission (Continued)

             In 1999, the Company completed a private placement offering of Series H convertible preferred shares. A total of 367,147 shares were sold for total gross proceeds of $1,156,500. These shares were issued in June through October 1999.

             In addition, in December 1999, the Company issued 190,000 shares of Company common stock in settlement of certain litigation. These shares were valued based upon the market value at date of settlement, a total of $237,500.

             If the holder of the 190,000 shares issued in settlement of litigation returned the shares to the Company in a rescission transaction, the holder would also have to return approximately $165,000 in cash received in the same settlement transaction. The holder and the Company could then attempt to reach a new agreement with respect to the settlement of the original litigation or continue the litigation.

         Warehouse Lines of Credit

             The Company has warehouse agreements with six lending institutions. The lines of credit vary from $2 to $50 million per lender, totaling $87.3 million. The outstanding aggregate balance as of December 31, 1999 was approximately $42,000,000 and, as of March 31, 2000, was approximately $50,000,000. The lines are collateralized, in part, by the assignment and pledge of funded mortgage loans. Interest on the lines range from 1 1/2 - 2% above the prime rate of interest. The warehouse agreements have certain loan covenants, which require the Company to maintain certain minimum financial and operating requirements. The Company was materially not in compliance with most of these covenants at December 31, 1999. As a result, the lenders may decide not to allow the Company to continue funding loans through use of these warehouse lines and may make demand for payment in full. This could preclude the Company from continuing to operate.

         State Licensing

             The Company, through its operating subsidiary, is required to be licensed by every state in which the Company provides mortgage lending services. Those licenses required certain financial requirements be maintained. The Company was not in compliance with those requirements at December 31, 1999. As a result, the Company may lose its license to provide mortgage lending services in some or all of the states in which it does business.

                  WESTMARK GROUP HOLDINGS, INC. and SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 2.  SIGNIFICANT RISKS AND UNCERTAINTIES (Continued)

         Summary and Management's Plans

             The cumulative effect of the matters described in the preceding paragraphs raise substantial doubt as to the ability of the Company to continue as a going concern. Management's plans with regard to these matters include pursuing certain opportunities with other companies in the same industry to sell its operating subsidiary, merge with another entity or secure a substantial equity infusion. Management recognizes that one of these actions is required in order to cure loan covenant defaults and to qualify for licenses necessary to continue to operate (see Note 18).

             The eventual outcome of the success of management's plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


NOTE 3.  PROPERTY AND EQUIPMENT

        Equipment and furniture                                     $1,630,764
        Less accumulated depreciation                                  605,106
                                                                    ----------
                                                                    $1,025,658

         During 1998, the Company relocated the headquarters of the Company and sold the buildings it previously occupied. These sales resulted in a net loss to the Company of approximately $106,000.

         In 1998 and 1999, the Company incurred a capital lease obligations of $58,026 and $170,608, respectively, in connection with the purchase of furniture and equipment.


NOTE 4.  EXCHANGE AGREEMENT - CYBER-CARE, INC.

         As of December 31, 1997, the Company owned 200,000 shares of Cyber-Care, Inc., formerly known as Medical Industries of America, Inc. ("Cyber-Care"), Series B convertible preferred stock. Additionally, Cyber-Care had an equity investment in the Company, as well as having advanced the Company funds in exchange for promissory notes. Cyber-Care owned 333,458 common shares of the Company, as well as 200,000 shares of the Company's Series C Preferred Stock. The Series C Preferred Stock had a $3.50 per share stated value, earned a 10% cumulative dividend, and was convertible into common shares of the Company at the lesser of $7.50 or 84% of the closing bid on the day prior to conversion.

         The Company and Cyber-Care disputed certain rights and obligations under the various agreements that existed between the Companies and, as a result, in October 1998, all disputes between the Company and Cyber-Care were resolved pursuant to an exchange agreement, which provided the following:

                  WESTMARK GROUP HOLDINGS, INC. and SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 4.  EXCHANGE AGREEMENT - CYBER-CARE, INC. (Continued)

             A promissory note of approximately $1,707,555 due to Cyber-Care by the Company was satisfied in full with the assignment back to Cyber-Care of 172,750 shares of Series B Cyber-Care preferred stock and $112,500 in cash;

             The 200,000 shares of the Company's Series C preferred stock owned by Cyber-Care were converted into 350,000 shares of common stock;

             Required payment of accrued but unpaid dividends receivable and payable was waived;

             Cyber-Care received a warrant to purchase 100,000 shares of Company common stock at $3.25 per share, which expires September 30, 2000;

             The Company agreed to repurchase up to $1 million dollars of common stock owned by Cyber-Care at prices ranging from $4.82 to $5.73 per share if diluted earnings per share criteria, as defined by the agreement, are not attained.

         As a result of this transaction, the Company recorded a loss of $349,945 as of December 31, 1998, which is presented in the statement of operations as "loss arising from exchange agreement with Cyber-Care."

         As of June 30, 1999, Cyber-Care exercised its right and the Company repurchased $333,333 of its common stock. The Company used its ownership of Cyber-Care preferred stock of $272,500 and cash of $60,833 as payment for the repurchase of the common stock. At December 31, 1999, the Company did not meet the diluted earnings per share criteria, and Cyber-Care has made demand that the Company repurchase $333,334 of its common stock. The Company has a certificate of deposit of $213,388 restricted for this purchase. As of December 31, 1999, no additional demands are available to Cyber-Care which would require the Company to repurchase additional common shares.


NOTE 5.  INVESTMENTS IN PREFERRED STOCK AND LAND STRIPS

         Green World Technologies, Inc.

             Effective July 1996, the Company entered into an agreement under which the Company acquired all of the issued and outstanding capital stock of Green World Technologies, Inc. ("Green World").

             In December 1997, the Company divested substantially all of its interest in Green World pursuant to an exchange agreement between the Company and Green World (the "Exchange Agreement"). Under the Exchange Agreement, the Company retained Green World Series A Preferred Stock representing approximately 18.5% of the capital stock of Green World on a fully diluted basis.

                  WESTMARK GROUP HOLDINGS, INC. and SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 5.  INVESTMENTS IN PREFERRED STOCK AND LAND STRIPS (Continued)

         Green World Technologies, Inc. (Continued)

             The Company recorded an allowance for estimated impairment in value of the investment in Green World capital stock of $800,000 in 1998 and of $76,528 in 1999, reducing its carrying value to its estimated fair value of $0 at December 31, 1999.

         Land Strips

             The Company is the owner of various parcels (land strips) of real property in Florida. The property consists of various strips of 25-30 foot platted road rights of way. The properties have potential marketability problems due to certain title considerations. The carrying value of the properties has been reduced by $300,000 and $110,000 in 1999 and 1998, respectively, for an estimated impairment in value, to an estimated fair value of $0 at December 31, 1999.


NOTE 6.  DEFAULTED MORTGAGE LOANS AND PROPERTY HELD FOR SALE

             Defaulted mortgage loans                               $3,751,498
             Property held for sale                                    884,748
                                                                    ----------
             Total                                                   4,636,246
             Less allowance for estimated losses                     1,045,000
                                                                     ---------
             Net                                                    $3,591,246
                                                                    ==========

         The Company acquired defaulted mortgage loans and real estate properties in connection with problem loans repurchased during 1999. The loans and properties are reported at the lower of aggregate cost or estimated net realizable value. An allowance in the amount of $1,045,000 for estimated losses to reduce these assets to estimated net realizable value has been established as of December 31, 1999 (see Note
         18).


NOTE 7.  ACQUISITIONS OF ASSETS AND ASSEMBLED WORKFORCE

         Prestige Financial Services

             In October 1998, the Company acquired selected property and equipment, a covenant not to compete, and an assembled workforce from a competitor, Prestige Financial Services Corporation, for a total of approximately $172,000. The purchase price was allocated as follows:

             Assembled workforce                                      $121,400
             Covenant not to compete                                    40,600
             Property and equipment                                     10,000
                                                                     ---------
                                                                       172,000
             Less accumulated amortization                              93,539
                                                                     ---------
                                                                     $  78,461
                                                                     =========

                  WESTMARK GROUP HOLDINGS, INC. and SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 7.  ACQUISITIONS OF ASSETS AND ASSEMBLED WORKFORCE (Continued)

         Prestige Financial Services (Continued)

             The covenant not to compete is being amortized over the term of the agreement, one year. The assembled workforce is being amortized over three years. Amortization of these assets was $93,539 for the year ended December 31, 1999. The investment in Prestige Financial Services is included in other assets in the accompanying consolidated financial statements.


NOTE 8.  ACCRUED LIABILITIES

         Payroll tax penalties                                     $   400,000
         Interest                                                      368,554
         Taxes                                                         280,812
         Insurance                                                     147,576
         Compensation                                                  125,148
         Other                                                           8,641
                                                                    ----------
                                                                    $1,330,731
                                                                    ==========

NOTE 9.  SETTLEMENTS PAYABLE

         The Company has negotiated settlement agreements allowing extended monthly payments with various creditors totaling approximately $3,500 in 1999 and $171,000 in 1998. These agreements resolve prior defaults and unsatisfied judgments for amounts past due. In addition, the Company negotiated some settlement agreements with creditors to settle outstanding obligations through the issuance of common stock.

                  WESTMARK GROUP HOLDINGS, INC. and SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 10. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

        Capital lease obligation, collateralized by furniture and equipment, interest at 7%
        to 14%, with monthly payments totaling approximately $6,800, through February 2005
        (a).                                                                                              $192,588

        Unsecured demand notes payable with interest at 10%                                                 59,610

        Unsecured notes payable, interest at 15% due September 30, 2000                                    160,000

        Line of  credit  payable to  bank, $150,000, interest at prime plus 1% (9.5% at
        December 31, 1999), due April 2000, collateralized by a blanket lien on all net
        assets.                                                                                            150,000
                                                                                                          --------

           Total                                                                                           562,198

           Long-term portion of capital leases                                                             112,355
                                                                                                          --------

           Current portion                                                                                $449,843
                                                                                                          ========

         (a) The Company is obligated under leases for equipment through the year 2005. Future minimum capital lease payments at December 31, 1999 are as follows:

             Year ending December 31:
                2000                                                                                      $ 80,233
                2001                                                                                        80,597
                2002                                                                                        43,480
                2003                                                                                        12,708
                2004 and after                                                                              14,826
                                                                                                          --------
                   Total minimum lease payments                                                            231,844
                Less amount representing interest                                                           39,256
                                                                                                          --------
                Present value of net minimum capital lease payments                                        192,588
                Less current maturities                                                                     80,233
                                                                                                          --------
                Long-term portion                                                                         $112,355
                                                                                                          ========


NOTE 11. COMMITMENTS, CONTINGENCIES, SUBSEQUENT EVENTS AND OTHER MATTERS

         Litigation Settlements

             The Company entered into a settlement agreement in connection with litigation in December 1999. The agreement required the Company pay $400,000, comprised of $162,500 in cash and $237,500 satisfied through the issuance of 190,000 shares of Company common stock (see
             Note 2). In addition, the Company entered into various other litigation settlements during 1999 with various parties. The total of the litigation settlements, including related attorney fees, amounted to approximately $920,000.

                  WESTMARK GROUP HOLDINGS, INC. and SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 11. COMMITMENTS, CONTINGENCIES, SUBSEQUENT EVENTS AND OTHER MATTERS (Continued)

         Pending Litigation

             The Company is involved in certain litigation arising in the ordinary course of business, primarily in connection with alleged losses on loans sold to investors. In the opinion of management, as supported by legal counsel, the amount and probability of potential liability resulting from such litigation can not be estimated at this time. As a result, no provision for those losses, if any, is provided in these financial statements.

         Employment Agreements

             The Company has employment agreements with its executive officers, which expire at various times through April 23, 2000. Such agreements, which have been revised from time to time, provide for minimum salary levels, car allowances, incentive stock options and incentive bonuses which are payable if specified management goals are attained.

             The aggregate commitment for future salaries at December 31, 1999, excluding bonuses, was $217,000 for the year ending December 31, 2000.

         Consulting Agreements

             The Company has consulting agreements with certain individuals for legal and investor relation services. One of these individuals is a member of the Board of Directors and another is an officer of the Company. The consulting agreements require monthly payments of $35,000 and expire at various times through June 2000.

             The aggregate future payments at December 31, 1999 for consultants is $192,000 for the year ending December 31, 2000.

         Operating Leases

             The Company leases certain of its facilities and equipment under operating leases. The leases, which expire at various dates through May 2008, require monthly payments of approximately $79,000. In addition, the Company is responsible for all taxes, insurance, maintenance and utilities on the office leases.

                  WESTMARK GROUP HOLDINGS, INC. and SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 11. COMMITMENTS, CONTINGENCIES, SUBSEQUENT EVENTS AND OTHER MATTERS (Continued)

         Operating Leases (Continued)

             Minimum future lease payments on these leases are as follows:

              Year Ending December 31:
                 2000                                                $  780,000
                 2001                                                   766,000
                 2002                                                   734,000
                 2003                                                   684,000
                 2004                                                   484,000
                 Thereafter                                           1,769,000
                                                                     ----------
                    Total                                            $5,217,000
                                                                     ==========

             Rent expense was approximately $1,040,000 and $210,000 for 1999 and 1998, respectively.

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

         Payroll Tax Penalties

             The Company has received and expects to receive various tax notices from the Internal Revenue Service assessing penalties and interest for late filing, failure to make payments electronically, and late payments in connection with 1999 quarterly payroll tax returns. The Company has recorded a liability, included in accrued expenses (see
             Note 8), of approximately $400,000 at December 31, 1999 related to these payroll tax penalties.


NOTE 12. STOCK OPTION PLAN AND WARRANTS

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

                  WESTMARK GROUP HOLDINGS, INC. and SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 12. STOCK OPTION PLAN AND WARRANTS (Continued)

         Stock Option Plan (Continued)

             As of December 31, 1999, a total of 694,300 options were outstanding pursuant to this Plan. All the options have an exercise price which was at least equal to market value at the date of grant. All options have an expiration date through June 30, 2004.

                                                                1999                               1998
                                                   --------------------------------    -----------------------------
                                                                     Weighted                           Weighted
                                                                     Average                            Average
                                                     Shares           Price               Shares         Price

              Beginning Balance                        527,500        $2.50                563,383      $2.94
              Options granted                          187,500        $2.31                 10,000      $2.50
              Options exercised                              -          -                        -         -
              Options canceled                         (20,700)       $2.50                (45,883)     $9.02
                                                       -------                             -------
              Ending Balance                           694,300        $2.45                527,500      $2.50
                                                       =======                             =======

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

             Warrants have been issued to non-employees to purchase a total of 1,173,023 shares of common stock at prices ranging from $2.31 per share to $5.00 per share. The warrants expire on various dates through June 2004.

                  WESTMARK GROUP HOLDINGS, INC. and SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 12. STOCK OPTION PLAN AND WARRANTS (Continued)

         Warrants (Continued)

             Warrants have been issued to the Series H Preferred stockholders to purchase 367,147 shares of common stock at $3.75 per share. The warrants, which were issued in connection with the issuance of the convertible preferred stock, expire May 31, 2004. The warrants are considered to have an immaterial fair value and, therefore, have not been reflected in the accompanying consolidated financial statements.

         Fair Value Disclosures

             Had compensation cost for the plan been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company's net earnings would have been as follows:

                                                     1999             1998
                                                     ----             ----
             Net Income (Loss):
                As reported                      $(6,815,739)     $ 1,186,718
                                                 ===========      ===========
                Pro forma                        $(7,395,761)     $   311,280
                                                 ===========      ===========

             Earnings (Loss) Per Share:
                Basic:
                   As reported                        $(2.10)     $       .37
                                                 ===========      ===========
                   Pro forma                          $(2.21)     $       .11
                                                 ===========      ===========

                Diluted:
                   As reported                        $(2.10)     $       .37
                                                 ===========      ===========
                   Pro forma                          $(2.21)     $       .10
                                                 ===========      ===========

             The Company used the Black-Scholes option pricing model to determine the fair value of grants made in 1999 and 1998. The following assumptions were applied in determining the pro forma compensation cost:
                                                         1999             1998
                                                         ----             ----

             Risk Free Interest Rate                    6.5%             6.0%

             Expected Dividend Yield                     -0-              -0-

             Expected Option Life                      1-5 years       2-3 years

             Expected Stock Price Volatility             72%              65%

                  WESTMARK GROUP HOLDINGS, INC. and SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 13. INCOME TAXES

         The income tax provision (benefit) consisted of the following:

                                                       1999            1998
                                                       ----            ----
        Current:
           Federal                                 $        --      $   32,000
                                                   -----------      ----------

        Deferred:
           Federal                                   1,173,000        (683,784)
           State                                       102,000         (59,000)
                                                   -----------      ----------
                                                     1,275,000        (742,784)
                                                   -----------      ----------
        Income tax expense (benefit)               $ 1,275,000      $ (710,784)
                                                   ===========      ==========

         The following table
reconciles the income
tax provision at the U.S.
Statutory rate to that
in the financial statements:
                                                      1999            1998
                                                      ----            ----

        Taxes computed at 37%                      $(2,050,000)     $  439,086
        Net operating loss carryforward                     --        (439,086)
        Valuation allowance change                   2,615,000        (742,784)
        Alternative minimum taxes                            -         32,000
        Non-deductible penalties                       148,000               -
        Allowances for unrealized losses               498,000               -
        Other                                           64,000               -
                                                   -----------      ----------
        Income tax provision (benefit)             $ 1,275,000      $ (710,784)
                                                   ===========      ==========


         The net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company's deferred tax assets as of December 31, 1999 are as follows:

          Benefit of net operating loss carryforwards               $5,010,000
          Less valuation allowance                                  (5,010,000)
                                                                     ---------
             Net deferred tax asset                                 $       --
                                                                    ==========

         At December 31, 1999, the Company had net operating loss carryforwards and capital loss carryforwards for federal income tax purposes of approximately $13,272,000 and $209,000 which are available to offset future federal taxable income, if any, through 2019. These carryforwards are on a consolidated return basis for the members of the consolidated group and, thus, the loss carryforwards may have certain separate income tax return limitations.

         As of December 31, 1999, sufficient uncertainty exists regarding the realizability of the full amount of these operating loss carryforwards, and accordingly, a valuation allowance of $5,010,000 has been established. During 1998, the carrying value of goodwill was reduced by approximately $532,000 relating to the reduction in the valuation allowance in connection with the net operating loss carryforward of the subsidiary in existence at the time of acquisition.

                  WESTMARK GROUP HOLDINGS, INC. and SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 13. INCOME TAXES (Continued)

         The valuation allowance for deferred tax assets as of December 31, 1999 and 1998 was $5,010,000 and $2,395,000, respectively. The net change in valuation allowance for the years ended December 31, 1999 and 1998 was an increase of $2,615,000 and a decrease of $2,305,000, respectively.

         In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of greater than 50% of a corporation within a three year period will place an annual limitation on the corporation's ability to utilize its existing tax benefit carryforwards. Such a change in ownership occurred in 1995. As a result, based upon the amount of the taxable loss incurred to December 31, 1995 (approximately $7,500,000), the Company estimates that an annual limitation of approximately $455,000 will apply to approximately $5,000,000 of the net operating loss carryforward existing as of December 31, 1999. The Company's utilization of its tax benefit carryforwards may be further restricted in the event of subsequent changes in the ownership of the Company.


NOTE 14. EARNINGS (LOSS) PER SHARE

         The Company adopted SFAS No. 128, "Earnings Per Share." which provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share assume exercising warrants and options granted and convertible preferred stock and debt. Earnings per share are computed by dividing income available to common stockholders by the basic and diluted weighted average number of common shares. Diluted loss for 1999 is not presented, as the effect of the conversion is anti-dilutive.

                                                                                           Weighted Average
                                                                                           Number of Shares
                                                                                           ----------------
         Year Ended December 31,                                                        Basic           Diluted
         -----------------------                                                        -----           -------

         1999                                                                           3,342,935       3,342,935
         1998                                                                           2,891,820       3,229,314

         Income (Loss) Available to Common Stockholders
                                                                                         1999            1998
                                                                                         ----            ----
         Basic:
            Net income (loss)                                                         $(6,815,739)     $1,186,718
            Cumulative preferred stock dividend                                         ( 217,485)       (114,651)
                                                                                       ----------      ----------
            Basic earnings (loss) available to common stockholders                    $(7,033,224)      1,072,067
                                                                                      ===========

         Diluted:
            Cumulative preferred stock dividend                                                           114,651
            Interest on convertible debt                                                                   13,448
                                                                                                       ----------
            Diluted earnings (loss) available to common stockholders                                   $1,200,166
                                                                                                       ==========


                  WESTMARK GROUP HOLDINGS, INC. and SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 15. SIGNIFICANT INVESTORS

         The Company currently has purchase agreements with various investors and non-conforming mortgage conduits whereby the Company purchases loans and resells them. The Company sells virtually all of the loans it purchases. These agreements are for specific terms or are open ended, and require the loans satisfy the underwriting criteria described therein. During 1999 and 1998, the Company sold loans totaling $431 million and $276 million, respectively. The Company does not retain servicing rights on any of the loans it sells in whole loan sales. These purchase agreements are non-recourse except for first payment default or if the loan is determined to contain fraudulent information. Two investors accounted for 77% of the outstanding loans sold during 1999, and two investors accounted for 82% of the outstanding loans sold during 1998.


NOTE 16. SUPPLEMENTAL CASH FLOW INFORMATION

         Certain supplemental disclosure of non-cash investing and financing activities for the years ended December 31, 1999 and 1998 is as follows:

                                                                                          1999            1998
                                                                                          ----            ----
         Non-cash investing and financing activities:
            Property and equipment acquired through capital leases                       $170,608       $  58,026
            Exchange of services for payments on stock subscription
            Common stock issued in settlement of debt                                      10,013         207,440
            Common stock issued for legal settlement                                      237,500              --
            Common stock issued for management bonuses                                         --         232,500



NOTE 17. FOURTH QUARTER ADJUSTMENTS

         Adjustment of mortgage loans held for sale to actual amounts                                 $(2,653,000)
         Net increase in valuation allowance for deferred tax assets                                   (1,275,000)
         Increase in allowance for problem loans and property held for sale                            (1,045,000)
         Recording of payroll tax penalties                                                              (400,000)
         Recording of estimated impairments of asset value                                               (226,000)
                                                                                                      -----------

         Total significant fourth quarter adjustments                                                 $(5,599,000)
                                                                                                      ===========

                  WESTMARK GROUP HOLDINGS, INC. and SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 18. EVENTS SUBSEQUENT TO DATE OF AUDITORS' REPORT (UNAUDITED)

         Proposed Sale of Wholly-Owned Subsidiary

             On May 15, 2000, the Company executed a non-binding letter of intent with First NLC Financial Services, LLC, providing for First NLC to acquire all of the stock or assets of Westmark Mortgage Corporation. The letter of intent called for First NLC to pay $6,000,000 to Westmark Mortgage Corporation at the closing of the contemplated transaction. The letter of intent provided that the $6,000,000 shall be used to satisfy existing obligations under warehouse lines of credit. It also provided for First NLC, upon closing, to grant the Company an option with a 90 day term to acquire 5% of First NLC for $925,000. The transaction was conditioned upon a number of items, including:

             o completion of due diligence by First NLC

             o First NLC securing third party investments in First NLC totaling
               $7.7 million

             o approval by First NLC's warehouse lenders

             o receipt of other third party or governmental approvals, including the assignment of material contracts

             o execution of a definitive agreement.

             The Company was also negotiating the terms of a separate agency agreement with First NLC that would allow the Company to act as a loan processor and underwriter for First NLC pending closing of the transaction contemplated under the non-binding letter of intent. The Company anticipated acting as First NLC's agent under this agreement in Florida and other states where the Company may no longer be licensed to operate as a mortgage lender because of the financial condition.

             The Company was unable to conclude the proposed agreements with First NLC.

         Proposed Equity Transaction

             On June 1, 2000, the Company signed an agreement with Generation Capital Associates providing the issue to Generation Capital of 3,500,000 shares of preferred stock in exchange for $2,000,000. The preferred stock would be convertible into the greater of 48% of the Company common stock on a fully diluted basis or 3,500,000 shares of common stock. The holders of the preferred stock would have one vote per one share voting rights on the same basis as holders of common stock. The agreement was conditioned upon a number of items, including:

             o closing of the above-described transaction with First NLC on or before July 31, 2000

             o the net worth increasing to $2,200,000 upon sale of the preferred stock

             o maintenance of the Company's listing on the Nasdaq Small Cap
               Stock Market

             o approval of the agreement by stockholders

             The Company was unable to sell the preferred stock to Generation Capital due to not being able to satisfy the above conditions.

                  WESTMARK GROUP HOLDINGS, INC. and SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 18. SUBSEQUENT EVENTS (Continued)

         Sale of Loan Portfolio

             On August 2, 2000, Household Financial Services, Inc. ("Household") acquired approximately $12.4 million of loans of the Company. Household also acquired all of the remaining loans of the Company, including all related foreclosed upon real estate or real estate taken back in lieu of foreclosure, which had been funded using the Company's Household warehouse line of credit. These remaining loans and real estate were acquired in exchange for an amount equal to the Company's outstanding balance on the Household warehouse line of credit. In connection with these transactions, Westmark Mortgage Corporation executed a settlement agreement with Household, in which the Company agreed to release to Household all mortgage loan files and documents in the loan portfolio relating to loans financed under Household's warehouse line of credit. The settlement included mutual general releases. Under the settlement agreement, the Company remains responsible for any act or omission related to its servicing of the loans. The Company is also required to remit to Household any payments on the related mortgage loans received on or after August 1, 2000.

             The Company has also delivered approximately $2.3 million of loans funded by other former warehouse lenders back to those lenders.

         Defaults of Debt Agreements

             During 2000, all warehouse lenders have suspended warehouse lines due to defaults under the loan agreements.

             During 2000, the Company has been unable to deliver the promissory notes underlying approximately $7,300,000 of mortgage loans sold to at least two institutional investors. This is because the Company has been unable to repay the warehouse line lenders who funded the mortgage loans, and who have physical possession of the promissory notes as security for repayment of their warehouse lines. Significant additional potential liability for deficiencies and accrued interest exists with the warehouse lenders. The Company has executed a settlement agreement with only one warehouse lender.

         Other Matters

             On July 21, 2000, the Company sold the assets of the California branch of Westmark Mortgage Corporation to G.I.E. for $125,000.

             On July 26, 2000, the Company filed a Form 8-K with the Securities and Exchange Commission reporting the suspension of its subsidiary and the intention to liquidate the assets and existing loan portfolio of that subsidiary.