Form 10QSB
period 2000-03-31
WESTMARK GROUP HOLDINGS INC
filed 2001-03-16
CIK 820771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                -----------------
                                   (MARK ONE)

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                       or

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________.

                         Commission file number: 0-18945

                          WESTMARK GROUP HOLDINGS, INC.
                 (name of small business issuer in its charter)

                  DELAWARE                                    84-1055077
         (State or other jurisdiction                       (IRS Employer
         of incorporation or organization)                Identification No.)

                              644 Cypress Key Drive
                             Atlantis, Florida 33462
                               formerly located at
                           8000 North Federal Highway
                              Boca Raton, FL 33487
               (Address of principal executive offices) (Zip Code)
                                 (561) 357-4795
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days. Yes [ ___ ]     No [ X ]

The number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2000: 3,768,377 (one class).

Traditional Small Business Disclosure Format:  Yes [   ]   No  [ X ]

                          WESTMARK GROUP HOLDINGS, INC.


                            FORM 10-QSB REPORT INDEX




10-QSB Part and Item No.                                                           Page No.
------------------------                                                           --------
  Part I - Financial Information

           Item 1.  Financial Statements (Unaudited)

                     Consolidated balance sheets
                             as of March 31, 2000................................... 3

                      Consolidated statement of operations
                             for the three months ended March 31, 2000.............. 4

                      Consolidated statement of cash flows
                             for the three month ended March 31, 2000............... 5

                      Condensed notes to consolidated financial statements.......... 6-7

           Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations, Liquidity and
                       Capital Resources............................................ 8-9

  Part II -  Other Information

           Item 1.    Legal Proceedings............................................. 9-10
           Item 2.    Changes in Securities......................................... 10
           Item 3.    Defaults Upon Securities...................................... 10
           Item 4.    Submission of Matters to a Vote of Security Holders........... 10
           Item 5.    Other Information............................................. 10-12
           Item 6.    Exhibits and Reports on Form 8-K.............................. 12


  Signatures........................................................................ 13


PART I  -  FINANCIAL INFORMATION



                  Westmark Group Holdings, Inc. and Subsidiary
                          Consolidated Balance Sheets

                                   UNAUDITED

                                                                                 March 31,          December 31,
                                                                                   2000                1999
                                                                               ------------        ------------
ASSETS
Current Assets
   Cash and cash equivalents                                                   $  3,626,826        $  3,932,870
   Restricted certificate of deposit                                                213,388             213,388
   Accounts receivable                                                            1,873,975           2,357,781
   Mortgage loans held for sale                                                  38,528,320          29,495,548
   Defaulted mortgage loans and property held for sale, net of allowance          2,458,471           3,591,246
   Advances to employee/officer/stockholders                                        262,524             221,519
                                                                               ------------        ------------
     Total current assets                                                      $ 46,963,504        $ 39,812,352
                                                                               ------------        ------------
Property and Equipment, Net                                                    $    923,647        $  1,025,658

Other Assets                                                                   $    400,432        $    289,593
                                                                               ------------        ------------
   TOTAL ASSETS                                                                $ 48,287,583        $ 41,127,603
                                                                               ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Warehouse lines of credit                                                   $ 50,628,354        $ 42,096,467
   Notes payable and current maturities of capital leases                           185,261             449,843
   Settlements payable                                                                6,680              54,679
   Accounts payable                                                               1,142,694             471,654
   Accrued liabilities                                                            1,433,436           1,330,731
   Income taxes payable                                                                  --              15,400
   Dividends payable                                                                  5,369              36,413
                                                                               ------------        ------------
     Total current liabilities                                                 $ 53,401,794        $ 44,455,187
                                                                               ------------        ------------

Long-Term Portion of Capital Lease Obligations                                      203,333             112,355

Common and Preferred Stock Subject to Potential Recission                         1,394,000           1,394,000
                                                                               ------------        ------------

STOCKHOLDERS' DEFICIENCY
   Preferred stock, $.001 par value; 10,000,000 shares authorized;                  100,010             100,010
  417,152 shares issued and outstanding, stated at liquidation value
   Common stock, $.005 par value; 15,000,000 shares authorized;                      19,569              17,896
   3,768,377 shares issued and outstanding

   Additional paid-in capital                                                    29,286,377          29,286,377
   Accumulated Deficit                                                          (35,923,750)        (34,044,472)
   Stock subscription receivable                                                   (193,750)           (193,750)
                                                                               ------------        ------------
      TOTAL STOCKHOLDERS' DEFICIENCY                                             (6,711,544)         (4,833,939)
                                                                               ------------        ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                           $ 48,287,583        $ 41,127,603
                                                                               ============        ============

                 See Notes to consolidated financial statements

                  Westmark Group Holdings, Inc. and Subsidiary
                      Consolidated Statement of Operations
                   For the three months ended March 31, 2000

                                   UNAUDITED

                                                                March 31, 2000
                                                                --------------
   Gain on sale of loans                                        $    3,772,963
   Loan Origination Fees                                        $      779,047
   Interest income                                              $    1,292,481
   Other Income                                                 $        2,362
                                                                --------------
                                                                $    5,846,853
                                                                --------------

Costs and Expenses:
   Direct loan fees                                             $    1,488,910
   Interest expense                                             $    1,297,730
   General & Administrative                                     $    3,819,682
   Additional Provision for real estate losses                  $      800,000
   Depreciation                                                 $      158,769
   Amortization                                                 $       93,539
                                                                --------------
                                                                $    7,658,631
                                                                ==============

Income (loss) from Operations                                   $   (1,811,778)
                                                                --------------

Other Income (Expense):
   Litigation settlements                                       $      (67,500)
                                                                $      (67,500)

Income (Loss) Before Income Taxes                               $   (1,879,278)
                                                                --------------

Income Tax Expense (Benefit)                                    $           --

Net Income (Loss)                                               $   (1,879,278)
                                                                ==============


Earning (Loss) Per Common Share                                 $        (0.50)


                 See Notes to consolidated financial statements

                  Westmark Group Holdings, Inc. and Subsidiary
                      Consolidated Statement of Cash Flows
                   For the three months ended March 31, 2000

                                                                                    March 31,           December 31,
                                                                                      2000                  1999
                                                                                  ------------          ------------
Cash flows from Operating Activities:
  Net income (loss)                                                               $ (1,879,278)         $ (6,815,739)
   Adjustments to reconcile net income (loss) to net cash provided (used)
    Depreciation                                                                       158,769               135,181
    Amortization                                                                        93,539                91,039
    Deferred income taxes                                                                   --             1,275,000
    Provision for estimated losses in property                                         800,000             1,045,000
    Common stock issued for services                                                        --               237,500
    Impairment in value of investment in land & preferred stock                             --               376,528
    Changes in operating assets and liabilities:
        (Increase) decrease in:
         Accounts receivable                                                           483,806            (1,098,529)
         Mortgage loans held for sale                                               (9,032,772)           (7,753,991)
         Defaulted Mortgage Loans and property held for sale                           248,696            (4,424,746)
         Other assets                                                                 (110,839)              (64,680)
        Increase (decrease) in:
        Accounts payable                                                               671,040              (195,831)
        Accrued liabilities                                                            102,705             1,108,956
        Settlements payable                                                            (47,999)             (272,805)
         Warehouse lines of credit                                                   8,531,887            13,089,516
          Income taxes payable                                                              --               (16,600)
                                                                                  ------------          ------------
              Net cash provided (used) by operating                                     19,554            (3,284,201)
                                                                                  ------------          ------------

Cash Flows from Investing Activities:
    Purchases of property and equipment                                                102,011              (411,849)
    Purchase of restricted certificate of deposit                                           --              (213,388)
    Advances to employee/officer/stockholders                                          (41,005)             (221,519)
                                                                                  ------------          ------------
              Net cash provided (used) by investing activities                          61,006              (846,756)
                                                                                  ------------          ------------

Cash Flows from Financing Activities:
    Sale of Series G preferred stock                                                        --               974,423
    Dividends Paid                                                                     (31,044)              (36,203)
    Proceeds from issuance of notes payable                                                 --               173,324
    Payments on debt                                                                  (355,560)              (98,257)
    Purchase of retired treasury stock                                                      --               (60,833)
                                                                                  ------------          ------------
              Net cash provided (used) by financing                                   (386,604)              952,454
                                                                                  ------------          ------------

Net Increase in Cash and Cash Equivalents                                             (306,044)           (3,178,503)

Cash and Cash Equivalents, Beginning                                                 3,932,870             7,111,373

Cash and Cash Equivalents, Ending                                                 $  3,626,826          $  3,932,870
                                                                                  ------------          ------------

Supplemental Disclosures
   Cash paid for interest                                                         $  1,297,730          $  3,602,069
   Cash paid for income taxes                                                     $         --          $     16,609
                                                                                  ------------          ------------

                 See Notes to consolidated financial statements

                  Westmark Group Holdings, Inc. and Subsidiary


                          NOTES TO FINANCIAL STATEMENTS


Note 1.           Basis of Presentation

                           The accompanying unaudited consolidated financial
                  statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business in accordance with generally accepted accounting principles. The Company has no operations or sources of revenue, and its only business strategy is to acquire or merge with an operating entity. Current management prepares our March 31, 2000 Form 10-QSB on the basis of the limited documentation as herein described. The Company, may after final audit, amend this unaudited financial statement.

                           Certain information and footnote disclosures required
                  under generally accepted accounting principles have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's 1999 Annual Report Form 10-KSB and December 4, 2000 Form 8-K.

Note 2.           Accounting Policies

                           Our financial statements are prepared using generally
                  accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Current management intends to seek out and consummate a merger and or acquisition with an existing, operating company.

                           The preparation of financial statements in conformity
                  with generally accepted accounting principles requires management to make estimates and assumption in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Note 3.           Provision for real estate losses

                           The Company acquired defaulted mortgage loans and
                  real estate properties in connection with problem loans repurchased in 1999. An additional allowance in the amount of $800,000 for estimated losses to reduce these assets to estimated net realizable value has been established as of March 31, 2000.

Note 4.           Loss Per Common Share

                           The Company provides for the basic calculation of
                  basic and diluted earnings per share. Basic earnings per share include only common stock outstanding during the share. Diluted earnings per share assumes exercising warrants and options granted that are "In the Money" and convertible preferred stock and debt. Earnings per share is computed by dividing income (loss) available to common stockholders by the basic weighted average number of common shares and income available to all stockholders by the diluted weighted average number of common shares. For the three months ended March 31, 2000, diluted earnings per share have not been adjusted for the anti-dilutive effect of preferred stock dividends, warrants, options, convertible debt and convertible preferred stock.

         In October 2000, prior management resigned and new management was established. New management has not had access to all of our computer records nor full and complete paper records. On July 22, 2000, the Company ceased operations of its sole operating subsidiary, Westmark Mortgage Corporation. Accordingly current management believes that a quarterly comparative analysis between 2000 and 1999 is immaterial and such comparison is not meaningful. Current management has prepared our Form 10-QSB for period ending March 31, 2000 on the basis of the limited documentation as described above and asserts all Form 10-QSB of 2000 are subject to a final audit and may be amended, if necessary. As of the date of this filing, the Company has no operating business.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

Forward Looking Statements

         This quarterly Report on Form 10-QSB contains forward-looking statements. For this purpose, any statements contained in it that are not statements of historical fact should be regarded forward-looking statements. For example, the words: "believes," "anticipates," and "expects" are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those shown in our 1999 Audited Annual Report Form 10-KSB and December 4, 2000 Form 8-K.

         Actual results may differ materially from those currently anticipated due to a number of factors including, but not limited to history of operating losses, anticipated future losses, future capital needs, dependence upon third parties and disruption of vital infrastructure. All forward-looking statements are made pursuant to the Securities Litigation Reform Act of 1995.

         Our common stock was delisted on Nasdaq on June 29, 2000, since then, our common stock trades in the over-the-counter market under the symbol "WGHI" on the "pink sheets" issued by the National Quotation Bureau, Inc. For the quarterly period ended March 31, 2000, the reported range was a high of $2.25 per share with a low of $1.06 per share.

         As previously stated the Company's sole operating subsidiary, Westmark Mortgage Corporation ceased operations on July 22, 2000. Any comparisons to prior quarters are immaterial.

         Until July 22, 2000, we were in the business of underwriting, originating, and purchasing sub-prime mortgage loans.

         As of August 9, 2000, we liquidated all of our portfolios of mortgage loans and related foreclosed real estate and real estate taken back in lieu of foreclosure.



Results for period ending March 31, 2000


         In the first quarter 2000, we incurred a net operating loss of $1,811,778. Total revenues were $5,846,853, which consisted mostly of gain on sale of loans, loan origination fees and interest held on loans. Total expenses were $7,658,631, consisting of direct loan fees, interest expense, general & administrative, depreciation and amortization. General & administrative fees were $3,819,682.

         On March 31, 2000, total stockholders' deficiency as $6,711,544, negative working capital was $6,438,290 and the net loss was $1,879,278.




PART II  -  OTHER INFORMATION


Item 1.          Legal Proceedings

         Please refer to our 1999 Annual Report Form 10-KSB as the legal proceedings have not changed for the period ending March 31, 2000 with the exception of the following:

         We were a defendant in RICHARD J. KRENN VS. WESTMARK GROUP HOLDINGS, INC., filed on August 12, 1998, in Palm Beach County, Florida, Circuit Court Case #98-007190AN. The case was settled for $30,000 payment and a general release dismissed the case with prejudice on February 25, 2000.

         We were a defendant in WHITEHALL FINANCIAL SERVICES, INC. VS. WESTMARK GROUP HOLDINGS, INC., filed on October 2, 1998, in Palm Beach County, Florida, Circuit Court Case #98-8770AD. The case was settled as follows: exchange of 100,000 shares of preferred stock for 190,000 shares of common stock; $25,000 in consideration for a satisfaction of mortgage and payment of $137,500. All requirements were satisfied in 4th quarter of 1999 except for a balance of payment of $37,500, which was paid on January 22, 2000. A stipulated order dismissed the case with prejudice on March 24, 2000.

         We were named as a respondent in TED BRISTOW and GARY PHILLIPPE VS. GREEN WORLD TECHNOLOGIES, INC. ("Green World"), MEDICAL INDUSTRIES OF AMERICA, INC., and WESTMARK GROUP HOLDINGS, INC., filed with American Arbitration Association in California on May 10, 1998. We filed a complaint on June 24, 1999 in Palm Beach County, Florida, Circuit Court Case #CL-996201AO, seeking a judicial determination that we were not bound to arbitrate this matter and the court allowed the Defendants to file a counterclaim against the Company for damages from employment contracts. In January 2000, the court entered an order staying all action against us in the California arbitration. We were also named in a separate action by TOM STOERMER, filed on February 29, 2000 in Palm Beach County, Florida, Circuit Court Case #CL-00211AI. See Item 5-Other Information
(a) Subsequent Events (3).

         In March 2000, we received a letter from counsel for the placement agent of $1,156,000 of our preferred stock during 1999 advising us to place our directors and officer liability insurance carrier on notice of a potential claim. See Item 5-Other Information (a) Subsequent Events (4).

         We could incur significant liabilities or legal expenses as a result of claims against us due to the corporate guarantees granted to certain creditors on behalf of Westmark Mortgage Corporation.

         The aggregate expense of these claims had a material effect on our financial condition and the results of operations in 2000, and may continue to do so.


Item 2.   Changes in Securities and Use of Proceeds
           None

Item 3.    Defaults upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders
               None

Item 5.    Other Information

         (a) Subsequent Events following the August 18, 2000 filing of our 1999 Annual Report Form 10-KSB. (Current Management urges you to read this filing in its entirety in conjunction with this Form 10-QSB for period ending March 31, 2000.)

                  (1) In August 2000, we entered into a stipulation with  our landlord for our main headquarters located at 8000 North Federal Highway, Boca Raton, Florida, wherein we agreed to vacate said premises on or before October 1, 2000. We vacated the premises on September 29, 2000. Current management is negotiating with the landlord on a settlement arising out of our early termination of this lease.

                  (2) During 2000, we were unable to deliver the promissory
              notes underlying approximately $7.3 million of mortgage loans we sold to at least two institutional investors. This is because we were unable to repay the warehouse line lenders who funded the mortgage loans, and who have physical possession of the promissory notes as security for repayment of their warehouse lines. We have satisfied $5.5 million of that liability to one of the warehouse lenders, Household Finance, through a settlement agreement. Pursuant to the terms of the settlement agreement, Westmark Group Holdings, Inc. received a full release of the guarantee that it had granted Household Finance.

                  (3) In August 2000 regarding the legal proceedings of
              TED BRISTOW, et al vs. GREEN WORLD, et al, our attorneys withdrew and a default was entered against Westmark Group Holdings, Inc. Judgments were entered against us in January 2000 in the amount of $544,371.60 in favor of Ted Bristow and $544,371.60 in favor of Gary Phillippe. We anticipate a judgment will be entered against us in favor of Tom Stoermer. Management is currently negotiating settlement with all three individuals.

                  (4) On November 29, 2000, Plaintiffs, Michael Golden, et al.
              filed a lawsuit against Westmark Group Holdings, Inc., et al. in The United States District Court, Southern District of Florida, Case Number 00-9062-CIV-HURLEY. The complaint was filed against the Company and all former directors on behalf of those parties associated with the May 21, 1999 private placement offering of Series H convertible shares of the Company. The complaint alleges that financial information was materially incorrect and that statements made therein were false and misleading and that all the Defendants were aware of such misrepresentations and that as a result Plaintiffs have suffered damage. The insurance carrier in connection with the directors & officer insurance policy has been put on notice. The Company has been able to obtain legal counsel in this matter and the law firm has agreed that they will negotiate with the carrier to pay our legal fees. The Company has filed a motion to dismiss.

                  Our Certificate of Incorporation requires us to indemnify any of our directors, officers, employees or agents for expenses incurred in actions, suits or proceedings relating to us. This indemnification includes attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred. It applies if the director, officer, employee or agent is named, or threatened to be named in any action, suit or proceeding because he or she serves as a director, officer, employee or agent of ours, or served or serves, at our request, as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise. The Company has notified all of its former directors of its inability to advance any litigation expense on their behalf.

                  (5) On October 25, 2000, a complaint was filed in Pinellas
              County, Florida, Circuit Court Case #00-6812-CI-19 on behalf of Republic Bank against Westmark Group Holdings, Inc. et al. Also the complaint was filed against, Payton Story and Mark Schaftlein, individually. The complaint was based on a guarantee of Westmark Group Holdings, Inc., on behalf of its subsidiary. Management is currently negotiating a release on behalf of Westmark Group Holdings, Inc.

                  (6) On February 16, 2001, an entry of default was entered
              against Westmark Group Holdings, Inc. on behalf of Countrywide Home Loans in the amount of $137,467.90. The complaint was filed on September 29, 2000 in Los Angeles Superior Court, California, Case Number LC 053830 and was based on a guarantee of Westmark Group Holdings, Inc., on behalf of its subsidiary. Management is currently negotiating a settlement.

                  (7) Current management of the Company consists of Dori
              Carpinello as President and Chief Executive Officer and Barbara Nola as Chief Financial Officer and Senior Vice President, as its sole officers. The officers are diligently preparing all delinquent filings; evaluating all claims against the Company as it relates to any guarantees of debt of its non-operating subsidiary; and all direct obligations against Westmark Group Holdings, Inc. and negotiating settlements of said claims. We cannot determine at this time if we will be successful in our settlement negotiations. Our value as a shell, to acquire and/or merge in the future, is totally dependent on successful negotiations being completed with each and every creditor.



Item 6.      Exhibits and Reports on Form 8-K
             None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                           WESTMARK GROUP HOLDINGS, INC.


                           -------------------------------------------
                           By: /c/ Dori Carpinello
                           Dori Carpinello, President & Chief Executive Officer, Director (Duly Authorized Director & Officer of the Registrant)


                           -------------------------------------------
                           By:  /c/ Barbara Nola
                           Barbara Nola, Chief Financial Officer, Director (Principal Accounting Officer & Duly Authorized Director & Officer of the Registrant)

Dated:  March __, 2001