Form 10-K
period 2011-04-30
CHINA ADVANCED TECHNOLOGY
filed 2011-09-27
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2011

[ ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to

Commission file number 0-18945

CHINA ADVANCED TECHNOLOGY

(Exact name of registrant as specified in its charter)

Nevada

84-1055077

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

710 Market Street, Chapel Hill, North Carolina

27516

(Address of principal executive offices)

(Zip Code)

Registrant's telephone number, including area code: (919) 370-4408

Securities registered pursuant to Section 12(b) of the Act:              None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES       NO   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES            NO   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.           YES            NO   X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporation Web site, if any , every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    __

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer [ ]   Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [   ]    No  [  X ]

State issuer's revenues for its most recent fiscal year: $418,353

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 2010 was $155,248  based  on 1,552,477 shares being  owned by non-affiliates,  and the last sale price of $.10 as of October 31, 2010.

The number of shares outstanding of the issuer's classes of Common Stock as of  July 25, 2011

Common Stock, $.001 Par Value – 4,452,477 shares

DOCUMENTS INCORPORATED BY REFERENCE - NONE

PART I

Item 1. BUSINESS

When used in this Form 10-K, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. China Advanced Technology expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-K. Readers should carefully review the risk factors described  in  other  documents  the Company files from time  to  time  with  the  Securities  and Exchange Commission,  including  the Quarterly Reports on Form 10-Q to be filed  by the Company subsequent to this Annual Report on Form 10-K and any Current Reports  on  Form 8-K filed by the Company.

Background

Item 1A. RISK FACTORS.

Our common stock is quoted only on the Pink Sheets,  which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the Pink Sheets. The Pink Sheets is a significantly more limited market than the New York Stock Exchange or NASDAQ system. The quotation of our shares on the Pink Sheets may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock, and could have a long-term adverse impact on our ability to raise capital in the future.

Because we became public by means of a “reverse merger,” we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. We cannot assure you that brokerage firms will want to conduct any secondary offerings on behalf of our company in the future.

We cannot assure you that the common stock will become liquid or that it will be listed on a securities exchange.

We would like to list our common stock on the NASDAQ Capital Market as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of either of those or of any other stock exchange, or that we will be able to maintain any such listing. Until the common stock is listed on an exchange, we expect that it would be eligible to be quoted on the OTC Bulletin Board, another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, investor liquidity may be limited

In the event we seek additional capital through equity or debt offerings, our existing stockholders may be diluted or we may be unable to find additional capital on terms favorable to us and our stockholders.

In the event that we need additional working capital for our projected operations, we may seek capital through debt or equity offerings which could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. Those additional issuances of capital stock would result in a reduction of the percentage of ownership interest held by our existing stockholders. Also, the addition of a substantial number of shares of our common stock into the market or the registration of any other securities may significantly and negatively affect the prevailing market price for our common stock. Finally, we may not be able to find additional capital on terms favorable to us through existing markets or investors due to market conditions, our historical performance, or our stock price.

There may be issuances of shares of preferred stock in the future.

Although we currently do not have preferred shares authorized or outstanding, the Company could at some authorized preferred shares and the board of directors could complete the issuance of a series of preferred stock that would grant holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to common stockholders, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. To the extent that we do issue preferred stock, the rights of holders of common stock could be impaired thereby, including without limitation, with respect to liquidation

Compliance with corporate governance and disclosure standards is costly.

The Company has spent and continues to spend a significant amount of management time and resources to comply with laws, regulations and standards relating to corporate governance and public disclosure. Because the Company qualifies as a smaller reporting company, the Company’s independent registered public accounting firm is not required to provide an attestation report. However, there is no guarantee that the Company will receive management assurance or an attestation by our independent registered public accounting firm that internal control over financial reporting is effective in future periods. In the event that the Company’s chief executive officer, chief financial officer or independent registered public accounting firm determines that the Company’s internal control over financial reporting is not effective as required by Section 404 of Sarbanes-Oxley, investor perceptions of the Company may be adversely affected. In addition, overhead may increase as a result of the additional costs associated with complying with the complex legal requirements associated with being a public reporting company.

Our compliance with SEC rules concerning internal controls may be time consuming, difficult and costly.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by SEC rules including Sarbanes-Oxley.  We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with Sarbanes-Oxley’s internal controls requirements, we may not be able to obtain the independent accountant certifications that Sarbanes-Oxley Act requires publicly-traded companies to obtain.

Item 1B.  UNRESOLVED STAFF COMMENTS

This item is inapplicable because we are a "smaller reporting company" as defined in Exchange Act Rule 12b-2.

Item 2. PROPERTIES

Item 3. LEGAL PROCEEDINGS

Not Applicable.

Item 4. REMOVED AND RESERVED

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

Market information and issuance of unregistered securities

The Company's Common Stock has traded on the OTC Bulletin Board under the symbol CADT.PK since June 23, 2010. Prior to that date the symbol was VDTI.PK. April 30, 2008.  There was a 1-for-1000 reverse split which was effected on June 23, 2010.  The last trade of the common stock was on June 8, 2011 for 292 shares at $.05 per share. To the Company's best knowledge there has been only sporadic trading of the common stock since May 1, 2009.

(b)

Holders

As of June 30,  2011, there were  90  record holders of Company common stock.

(c)

Dividends

The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d)

Equity Compensation Plans

Equity Compensation Plan Information as of April 30, 2011

Number of Securities

remaining available

(a)

(b)

for future issuance

Number of Securities

Weighted Average

under equity

To be issued upon

exercise price of

compensation plans

    exercise of existing  outstanding options,   (excluding securities

Options, warrants

warrants and

reflected in

Plan Category

and rights

rights

column (a)

Equity compensation

 --

$

--

--

plans approved by

security holders

Equity compensation

_-

--

--

plans not approved

by security holders

Total

--

--

--

Company repurchases of common stock during the years ended April 30, 2011 and 2010.

None

(e)

Performance Graphic.  The Company is not required to provide a performance graph since it is a "smaller reporting company" as defined in Regulation S-K Rule 10(f).

Share issuances in 2011

All share issuances have been previously reported.

 Item 6.

SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to respond to this item.

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Disclaimer Regarding Forward-Looking Statements

This Current Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “believes,” “management believes” and similar language.  Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned “Risk Factors,” as well as any cautionary language in this report; provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this Form 10-K.

Critical Accounting Policies and Estimates

Principles of consolidation. The condensed consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company balances and transactions are eliminated on consolidation.

Use of estimates. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation on useful lives of property, plant and equipment. Actual results could differ from those estimates.

Accounts receivable.

Accounts receivable mainly represent amounts earned and are collectible from customers.  Accounts receivable are stated at the amount the Company expect to collect.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make the required payments and uses the specific identification method to record such allowances.  Management of the Companies considers the following factors when determining the collectability of accounts receivable:  a customer's credit-worthiness, past collection history, and changes in a customer's payment terms. Allowance for doubtful accounts is made based on any specifically identified accounts receivable that may become uncollectible.

Plan of  Operations

We have not yet  enjoyed any revenues.On various dates during fiscal year 2011, notes payable in the amount of $103,429 were advanced from business prospects for future business projects with the Company.  These notes carry no interest and are due on demandWe had a loss of $20,988 and $50,804 for the years ended April 30, 2010 and 2009,  respectively.  In the year ended April 30, 2011, we had  general and administrative expenses of $56,889, which included $25,000 in stock based compensation. Our revenues were derived from contracts for internet marketing assistance  and  web design and social media marketing. Other than the $25,000 in stock-based compensation, the remainder of our operating expenses consist primarily of  costs related to developing demonstration projects, and expenses associated with the cost of being public of about $1,500 per month including legal, accounting, and transfer agent fees. We had sales and marketing expenses of $66,849 in fiscal 2011 related to the preparation of projects.  In fiscal 2012,  we do not expect to issue shares for employee services, but to compensate in cash; however, the compensation has not yet been determined. Interest expense in all the periods presented consists of interest on the $57,906 note payable to the officer and director.

Our general and administrative expenses of $14,434 during the year ended April 30, 2010 primarily included marketing expenses and secondarily depreciation on fixed assets. Nearly all our costs in fiscal 2010 were comprised of depreciation on fixed assets and marketing expenses.

Our cash needs in the year ended April 30, 2012 are estimated to be $60,000. This budget is based on the assumption that we will carry out one project at a time for which we will need about $35,000 in working capital; general and administrative expenses of $18,000 for the costs related to being public, and miscellaneous office expenses of $2,000 and working capital of $5,000. These funds will be needed at such time as we have commitments for a  project. We were able to engage in two projects  in fiscal 2011 without working capital, but cannot assure our shareholders that we will be able to do so again. Without additional funding, we expect to be able to carry out 6 projects a year.  We will need such working capital of $60,000 approximately two months  (based on net 60 days' payment) so we cannot under this financing plan undertake more than 6 funded projects per year. The estimate of $35,000 per project means that we would take on additional projects as we have the $35,000 in working capital for each.

We sold 1,300,000 shares for net proceeds of $13,000 in an offering conducted in May and June 2010. This amount together with operating income should be sufficient to cover our cash needs through the end of the 2012 fiscal year.

Information included in this report includes forward looking statements, which can be identified by the use of forward-looking terminology such as may, expect, anticipate, believe, estimate, or continue, or the negative thereof or other variations thereon or comparable terminology. The statements in "Risk Factors" and other statements and disclaimers in this report constitute cautionary statements identifying important factors, including risks and uncertainties, relating to the forward-looking statements that could cause actual results to differ materially from those reflected in the forward-looking statements.

Since we have not yet generated any revenues until after April 30, 2010, we were a development stage company as that term is defined in Section 915 - Development Stage Entities, of the FASB Accounting Standards Codification.   Our activities have mostly been devoted to seeking capital; seeking supply contracts and development of a business plan.  Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds.  We do not believe that conventional financing, such as bank loans, is available to us due to these factors.  We have no bank line of credit available to us.  Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to effect our business plan.

Our future operating results are subject to many facilities, including:

o     our success in obtaining contracts for our services;

o     the success of any joint marketing agreements;

o     our ability to obtain additional financing; and

o     other risks which we identify in future filings with the SEC.

Any or all of our forward looking statements in this prospectus and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward looking statement can be guaranteed. In addition, we undertake no responsibility to update any forward-looking statement to reflect events or circumstances which occur after the date of this prospectus.

Contractual Obligations and Off-Balance Sheet Arrangements

We do not have any contractual obligations or off balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING GUIDANCE

In January 2011, the FASB issued the following ASC Updates:

In January 2011, the FASB issued the ASU No. 2011-06 - Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This Update amends ASC 820 subtopic 10 that requires new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends ASC 820 subtopic 10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2011. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2011. The Company does not expect the provisions of ASU 2011-19 to have a material effect on the financial statements of the Company.

Commitments and Contingencies

The Company did not record any legal contingencies as of April 30, 2011.

 Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable since the Company is a smaller reporting company.

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements include the following:

CHINA ADVANCED TECHNOLOGY AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2011 AND 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

China Advanced Technology

(A Development Stage Company)

Chapel Hill, North Carolina

We have audited the accompanying consolidated balance sheets of China Advanced Technology and its subsidiary, Live Wise, Inc. (collectively the “Company”) as of April 30, 2011 and April 30, 2010, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the period for the years then ended and from the inception on May 1, 2008 to April 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects,  the financial position of the Company (A Development Stage Company) as of April 30, 2011 and April 30, 2010, and the results of their  operations and their cash flows for the years then ended in conformity  with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2011 and April 30, 2010, and accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to those matters are also described in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sam Kan & Company

Sam Kan & Company,

September 23, 2011

Alameda, California

CHINA ADVANCED TECHNOLOGY

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

	APRIL 30,	APRIL 30,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$2	$--
Total Current Assets	2	--

Furniture and equipment, net	9,920	10,030

Total Assets	$9,922	$10,030

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$116	$--
Accounts payable - Related party	7,137	18,899
Notes payable - Related party	161,335	57,906
Accrued interest - Related party	9,277	4,645
Total Current Liabilities	177,865	81,450

Total Liabilities (All current)	177,865	81,450

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 1,000,000
shares authorized; no shares issued and outstanding
at April 30, 2011 and 2010	--	--

Common stock, $.001 par value, 149,000,000 shares
authorized; 4,452,477 and 652,477 shares
issued and outstanding, at April 30, 2011 and 2010	4,452	652
Additional Paid In Capital	33,920	-280
Deficit accumulated during the development stage	(206,315)	(71,792)
Total stockholders' Equity (Deficit)	(167,943)	(71,420)

Total Liabilities and Stockholders’ Equity (Deficit)	$9,922	$10,030

See accompanying Notes to Financial Statements.

CHINA ADVANCED TECHNOLOGY

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
	For the Year	For the Year	May 1, 2008
	Ended	Ended	(inception) to
	April 30, 2011	April 30, 2010	April 30, 2011

Revenue	$--	$--	$--

Cost of Goods Sold	--	1,125	1,125

Gross Profit	--	(1,125)	(1,125)

Operating Expenses
Sales and marketing	66,849	--	66,849
General and administrative	56,889	14,434	122,114
Total Operating Expenses	123,738	14,434	188,963

Income (Loss) From Operations	(123,738)	(15,559)	(190,088)

Other Income (Expense)
Interest expenses	(4,632)	(4,632)	(9,277)
Total Other Income/ (Expense)	(4,632)	(4,632)	(9,277)

Income Before Income Tax	(128,370)	(20,191)	(199,365)

Provision for Income Taxes	6,153	797	6,950

Net Income/ (Loss)	$(134,523)	$(20,988)	$(206,315)

Net Income/(Loss) per Share of Common Stock:
Basic	$(0.03)	$(0.03)

Weighted average shares
outstanding	4,064,035	652,477

See accompanying Notes to Financial Statements.

CHINA ADVANCED TECHNOLOGY

(A Development Stage Enterprise)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Additional

Common Stock

Paid In

Accumulated

Total

Shares

Amount

Capital

Deficit

Capital

Balances, May 1, 2008 (Inception)

--

$

--

$

--

$

--

$

--

Common Stock issued

600,000

600

(228)

--

372

Reverse merger with the shell company

52,477

52

(52)

--

--

    Net loss, period ended April 30, 2009

--

--

--

(50,804)

(50,804)

Balances, April 30, 2009

652,477

652

(280)

(50,804)

(50,432)

Net loss, year ended April 30, 2010

--

--

--

(20,988)

(20,988)

Balances, April 30, 2010

652,477

$

652

$

(280)

$

(71,792)

$

(71,420)

Issuance of shares - services

2,500,000

2,500

22,500

--

25,000

Issuance of shares - Private placement

1,300,000

1,300

11,700

--

13,000

Net income, year ended

  April 30, 2011

--

--

--

(134,523)

(134,523)

Balances, April 30, 2011

4,452,477

$

4,452

$

33,920

$

(206,315)

$

(167,943)

See accompanying Notes to Financial Statements.

CHINA ADVANCED TECHNOLOGY

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
	For the Year	For the Year	May 1, 2008
	Ended	Ended	(inception) to
	April 30, 2011	April 30, 2010	April 30, 2011

Net Income (loss)	$(134,523)	$(20,988)	$(206,315)
Adjustments to reconcile net
income to net cash used by
operating activities:
Depreciation	8,602	8,050	23,336
Issuance of common stock for service rendered	25,000	--	25,000
Changes in operating assets and liabilities:
Increase in accounts receivable	--	--	--
Increase in accrued interest	4,632	--	--
Increase (decrease) in accounts payable	(11,646)	13,531	11,898
Net cash provided by (used in)
operating activities	(107,935)	593	(146,081)
Cash flows from investing activities
Purchase of office furniture
and equipment	(8,492)	(593)	(33,256)
Cash flows used in investing activities	(8,492)	(593)	(9,085)
Cash flows from financing activities
Issuance of common stock	13,000	--	13,372
Loan from shareholder	103,429	--	161,335
Net cash provided by financing activities	116,429	--	174,707
Net change in cash and cash equivalent	2	--	2
Cash and cash equivalent at beginning of period	--	--	--
Cash and cash equivalent at end of period	$2	$--	$2

Supplemental Disclosure of non-cash investing and
financing activities:
Issuance of securities for services rendered	$25,000	$--	$25,000
Supplemental Disclosure of cash flow Information:
Cash paid for interest	$--	$--	$--
Cash paid for taxes	$--	$--	$--

See accompanying Notes to Financial Statements

CHINA ADVANCED TECHNOLOGY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING APRIL 30, 2011 AND 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

China Advanced Technology, a Nevada corporation (the "Company") was incorporated on February 16, 2010 and is the successor by merger to Vitalcare Diabetes Treatment Centers, Inc.  ("Vitalcare"). In February and March 2010, Vitalcare underwent from holding company reorganization under Delaware law, pursuant to which it became a wholly-owned subsidiary of Vitalcare Holding Corporation, and the Vitalcare, together with its assets and liabilities, was sold to a non-affiliated third party. Vitalcare Holding Corporation subsequently reincorporated in Nevada by merger into the Company.   Live Wise, Inc. was organized as a Delaware corporation on May 1, 2008 (date of inception). In February 2010, the Company issued 600,000 shares to the three shareholders of Live Wise, Inc. in exchange for 100% of Live Wise, Inc.’s common stock. The transaction was accounted for as a reverse acquisition in which Live Wise, Inc. is deemed to be the accounting acquiror, and the prior operations of the Company are disregarded for accounting purposes.

Organization, Nature of Business and Trade Name

The Company is engaged in marketing assistance to internet businesses.  The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with ASC 915, “Development Stage Entities”, formerly known as SFAS 7, “Accounting and Reporting by Development State Enterprises.”

These Consolidated financial statements include the accounts of the Company and its subsidiary Live Wise, Inc.  All significant intercompany transactions and accounts have been eliminated in consolidation.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.  Actual results could differ from those estimates.  Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company's system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  A change in managements' estimates or assumptions could have a material impact on the Company's financial condition and results of operations during the period in which such changes occurred.

Actual results could differ from those estimates.  The Company's financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

CHINA ADVANCED TECHNOLOGY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING APRIL 30, 2011 AND 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable, if any are carried at the expected net realizable value. The allowance for doubtful accounts, when determined, will be based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables.  If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations.

The Company has been in the development stage since inception and has no operation to date.  The Company currently does not have any accounts receivable.  The above accounting policies will be adopted upon the Company carries accounts receivable.

Property, Plant and Equipment

Property and equipment are carried at cost.  Expenditures for maintenance and repairs are charged against operations.  Renewals and betterments that materially extend the life of the assets are capitalized.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets.  The estimated useful lives of depreciable assets are:

Estimated

Useful Lives

Office Equipment

5-10 years

Copier

5-7 years

Vehicles

5-10 years

Website / Software

3-5 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system.  For financial statements purposes, depreciation is computed under the straight-line method.

Revenue Recognition

The Company provides internet marketing assistance, using search engine optimization, blogging, and viral marketing, combined with conventional web design.  Revenues from services are recognized when all services have been rendered and collectability is reasonably assured.

The Company has been in the development stage since inception and has no operations to date.  The Company currently does not have a means for generating revenue.  Revenue and Cost Recognition procedures will be implemented based on the type of properties required and sale contract specifications.

CHINA ADVANCED TECHNOLOGY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING APRIL 30, 2011 AND 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the years ended April 30, 2011 and 2010.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the years ended April 30, 2011 and 2010.

Income tax

We are subject to income taxes in the U.S.  Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition of deferred tax assets if realization of such assets is more likely than not.

Non-Cash Equity Transactions

Shares of equity instruments issued for non-cash consideration are recorded at the fair value of the consideration received based on the market value of services to be rendered, or at the value of the stock given, considered in reference to contemporaneous cash sale of stock.

Fair Value Measurements

Effective beginning second quarter 2010, the FASB ASC Topic 825, Financial Instruments, requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports.  For the Company, this statement applies to certain investments and long-term debt.  Also, the FASB ASC Topic 820, Fair Value Measurements and Disclosures , clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

Various inputs are considered when determining the value of the Company’s investments and long-term debt.  The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.  These inputs are summarized in the three broad levels listed below.

•

Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

•

Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc…).

•

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

CHINA ADVANCED TECHNOLOGY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDING APRIL 30, 2011 AND 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company’s adoption of FASB ASC Topic 825 did not have a material impact on the company’s consolidated financial statements.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company’s had no financial assets and/or liabilities carried at fair value on a recurring basis at April 30, 2010.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of April 30, 2010, the Company had no assets other than  accounts receivable, cash, and furniture and equipment.

Basic and diluted earnings per share

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding.  Diluted Earnings per share is based on the weighted-average number of shares of common stock outstanding adjusted for the effects of common stock that may be issued as a result of the following types of potentially dilutive instruments:

•

Warrants,

•

Employee stock options, and

•

Other equity awards, which include long-term incentive awards.

The FASB ASC Topic 260, Earnings Per Share, requires the Company to include additional shares in the computation of earnings per share, assuming dilution.

Diluted earnings per share is based on the assumption that all dilutive options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the time of issuance, and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Basic and diluted earnings per share are the same as there was no dilutive effect of  outstanding stock options for the years ended April 30, 2011 and 2010.

CHINA ADVANCED TECHNOLOGY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDING APRIL 30, 2011 AND 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations, Risks, and Uncertainties

The Company did not have a concentration of business with suppliers or customers constituting greater than 10% of the Company’s gross sales during 2011 and 2010.

Subsequent Events

In May 2010, the FASB issued accounting guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2010. Accordingly, the Company adopted the provisions of FASB ASC Topic 855 on July 9, 2010. The Company has evaluated subsequent events for the period from May 1, 2010 to the date of these financial statements, through September 2, 2010, which represents the date these financial statements are being filed with the Commission. Pursuant to the requirements of FASB ASC Topic 855, subsequent events are disclosed in Note 11.

Stock Based Compensation

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our Condensed Consolidated Statement of Operations and Other Comprehensive Income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

NOTE 2 - RECENTLY ENACTED ACCOUNTING STANDARDS

Accounting Standards Codification

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-01, “Equity (Topic 505-10): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)”.  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. This update is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

CHINA ADVANCED TECHNOLOGY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDING APRIL 30, 2011 AND 2010

NOTE 2 - RECENTLY ENACTED ACCOUNTING STANDARDS (Continued)

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary”.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-6, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3.

The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the company does not expect that the adoption of this update will have a material effect on its financial statements.

NOTE 3- GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations.  Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

Management expects to seek potential business opportunities for merger or acquisition of existing companies.  Currently the Company ahs yet to locate any merger or acquisition candidates.  Management is not currently limiting their search for merger or acquisition candidates to any industry or locations.  Management, while not especially experienced in matters relating to public company management, will rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

CHINA ADVANCED TECHNOLOGY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING APRIL 30, 2011 AND 2010

NOTE 3- GOING CONCERN (continued)

During the next year, the Company's foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with reviewing or investigating any potential business ventures.  The Company may experience a cash shortfall and be required to raise additional capital.

Historically, it has relied upon internally generated funds and funds from the sale of shares of stock to finance its operations and growth.  Management may raise additional capital through future public or private offerings of the Company's stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing.  The Company's failure to do so could have a material and adverse affect upon its and its shareholders.

In the past year, the Company funded operations by using cash proceeds received through the issuance of commons tock.  For the coming year, the Company plans to continue to fund the Company through debt and securities sales and issuances, focus on a possible join venture or merger until the company generates revenues through the operations of such merged company or joint venture as stated above.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consist of the following as of  April 30, 2011 and 2010:

April 30, 2011

Accumulated

Category of Asset

Cost

Depreciation

Net

Equipment

24,087

17,436

6,651

Furniture & Fixtures

9,169

5,900

3,269

Total

33,256

23,336

9,920

April 30, 2010

Accumulated

Category of Asset

Cost

Depreciation

Net

Equipment

18,689

10,982

7,707

Furniture & Fixtures

6,075

3,752

2,323

Total

24,764

14,734

10,030

The depreciation expenses were $8,603 and $8,050 for the years ended April 30, 2011 and 2010, respectively.

NOTE 5 – NOTES PAYABLE

The note payable of $57,906 is payable to the office and director. This is an unsecured loan bearing 8% interest plus 1% of the sales of the Company. This loan is due on demand. The interest accrued as of April 30, 2011 and 2010 is $9,276 and $4,645, respectively.

On various dates during fiscal year 2011, notes payable in the amount of $103,429 were advanced from business prospects for future business projects with the Company.  These notes carry no interest and are due on demand.

CHINA ADVANCED TECHNOLOGY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING APRIL 30, 2011 AND 2010

NOTE 6 - RELATED PARTY TRANSACTIONS

An officer/director has advanced funds to the Company reflected as related party accounts payable.  On April 30, 2009, all outstanding payables were converted into a demand promissory note for $57,906, bearing 8% interest plus 1% sales volume.  During fiscal 2010, additional funds of $18,899 were advanced.  During fiscal 2011, additional funds of $27,523 were advanced and $39,285 was repaid, leaving a balance of $7,137 as of April 11, 2011.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

No amounts were paid for interest or income taxes during the period from May 1, 2008 (date of inception) to April 30, 2011.

NOTE 8 – INCOME TAXES

As of April 30, 2010, the Company had net operating loss carryforwards of approximately $385,481, which expire in varying amounts between 2017 and 2027.  Realization of this potential future tax benefit is dependent on generating  sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this (and other) potential future tax benefits has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforwards period are revised.

Deferred income tax assets of $161,517 at April 30, 2010, was offset in full by a valuation allowance.

The components of the Company's net deferred tax assets, including a valuation allowance, are as follows:

Deferred Tax Assets

As of April 30, 2011

As of April 30, 2010

Net operating loss

  carryforwards

$ 385,481

$    71,792

Net deferred tax assets

  before valuation allowance

161,517

30,081

Less:  Valuation allowance

(161,517)

(30,081)

Net deferred tax assets

0

0

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

As of April 30, 2011

As of April 30, 2010

Statutory federal income tax

(35%)

(35%)

Statutory state income tax

(6.9%)

(6.9%)

Change in valuation allowance

  on deferred tax assets

(41.9%)

(41.9%)

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in the above figures for the periods audited.

CHINA ADVANCED TECHNOLOGY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING APRIL 30, 2011 AND 2010

NOTE 9 – NET LOSS PER COMMON SHARE

Net income (loss) per share is calculated in accordance with ASC 260-10 using the weighted average number of common shares outstanding during the year.

The computation of diluted income (loss) per common share is based on the weighted average number of shares outstanding during the year, plus common stock equivalents calculated under the treasury stock method. The Company has no issued  stock options or warrants outstanding.

NOTE 10 – CAPITAL STOCK

The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at April 30, 2011 or 2010.

The Company has authorized 149,000,000 shares of par value $.001 common stock, of which 4,452,477 and 652,477 shares are outstanding at April 30, 2011 and 2010, respectively.

On May 31, 2010 , the Company issued 2,500,000 shares of common stock for services to its Chief Executive Officer valued at $.01 per share.

On June 21, 2010, the Company sold 1,300,000 shares of common stock for $.01 per share in exchange for $13,000 in cash.

NOTE 11 – SUBSEQUENT EVENTS

In May 2010, the FASB issued accounting guidance now codified as FASB ASC Topic 855, "Subsequent Events," which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FAASB ASB Topic 855 is effective for interim for fiscal periods ending after June 15, 2010.  Accordingly, the Company adopted the provisions of FASB ASC Topic 855 on July 9 2010.

The Company has evaluated subsequent events for the period from May 1, 2011 to the date of these financial statements are being filed with the Commission.  No additional disclosures required.

Item 9A(T).

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. We  maintain  disclosure controls and procedures designed to ensure  that information required  to be disclosed in our reports filed under the Securities Exchange Act of 1934, as  amended  (the  Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting  Principles and within the required  time  periods,  and  that  such information is  accumulated  and  communicated to our management, including our Chief Executive Officer, who is also our acting  Chief Financial  Officer,  as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (April 30, 2011) , we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations  ("COSO"). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our internal control over financial reporting was effective as of the fiscal year ended April 30, 2011.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report on internal control over financial reporting does not include an attestation report of the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Item 9B.

OTHER INFORMATION

               Not applicable

Item 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The member of the Board of Directors of China Advanced Technology serves until the next annual meeting of stockholders, or until their successors have been elected.  The officer serves at the pleasure of the Board of Directors.  The following are the directors and executive officers of China Advanced Technology.

Learned Jeremiah Hand, Chief Executive and Financial Officer

Mr. Hand, age 52, became chief executive and financial officer and director of China Advanced Technology in February, 2010 and founded its operating subsidiary Live Wise, Inc. in May 2008. He has been Chief Executive Officer and a director of Wellstone Filter Science, Inc. since March 2000 and Acting Chief Financial Officer since September, 2006.  From March 2000 to December 2003 he was employed by Warren Pharmaceuticals, Inc. as its Vice President - Chief Operating Officer.  From January 2000 to December 2003 he was Executive Director of the Kenneth S. Warren Institute, a non-profit medical research facility.  In 1999 he founded HFC, a private seed venture capital corporation, which has made many internet and biotechnology related investments and is a founder of Medibuy.com.  Mr. Hand dedicates 10% of his time to the Company.  From 1994 to 1999, he served as Vice President at Morgan Stanley Dean Witter.  He has a BA cum laude from Amherst College.

Code of Ethics

China Advanced Technology  has not adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer, because of our level of operations of the public entity in 2011.  China Advanced Technology intends to adopt a code of ethics during calendar 2011.

Audit Committee Financial Expert

China Advanced Technology  does not have either an Audit Committee or a financial expert on the Board of Directors.   The Board of Directors believes that obtaining the services of an audit committee financial expert is not economically rational at this time in light of the costs  associated  with  identifying and retaining an individual  who  would  qualify  as  an audit committee financial  expert,  the limited scope of our operations and the  relative  simplicity  of our financial statements and accounting procedures .

Section 16(a)  Beneficial Ownership Reporting Compliance

Section   16(a)  of  the  Exchange  Act  requires  China Advanced Technology's  officers, directors and persons  who  own  more than ten percent of a registered class of our equity securities to file reports  of  ownership  and  changes in ownership with the SEC.  Officers, directors and ten percent stockholders are required by regulation  to  furnish China Advanced Technology with copies of all Section 16(a)  forms  they file.  The Company's common stock did not become registered under the Exchange Act until after the year ended April 30, 2011, so Section 16(a)  is not applicable to the Company.

Item 11.

EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Company's sole executive officer for the years ended April 30, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	NonEquity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Learned Hand, CEO and CFO	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	25,000 0	0 0

Mr. Hand received 2,500,000 shares in May 2010 for service valued at $25,000. There is no other cash or non cash compensation paid to Mr. Hand.

No amounts are paid or payable to directors for acting as such.

 Employment Agreements with Executive Officers

We do not have any employment agreements with our executive officers.

Director Compensation

Currently our directors serve without compensation.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

 The following table sets forth information relating to the beneficial ownership of Company common stock as of July 25, 2011 by (i) each person known by China Advanced Technology to be the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of China Advanced Technology' directors and executive officers, and (iii) the Percentage After Offering assumes the sale of all shares offered.  Unless otherwise noted below, China Advanced Technology believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities.  Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Name and Address

Common Stock

Percentage

Learned J. Hand

2,900,000

65.3%

65.3%

CEO, CFO and Director

710 Market Street

Chapel Hill, NC 27516

All executive officers and

directors as a group

(1 person)

2,900,000

  65.3%

65.3%

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Currently, the Company does not have any independent directors. Since the Company’s Common Stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.

Under NASDAQ Listing Rule 5605(a)(2), an "independent director" is a "person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director."

We do not currently have a separately designated audit, nominating or compensation committee.  However, we do intend to comply with the independent director and committee composition requirements in the future.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

            During the period covering the fiscal years ended April 30, 2011 and 2010,   our  principal  accounting  firm Sam Kan & Associates was paid $5,000 in fiscal 2011 for audit fees for the year ended April 30, 2010  and $800 in review fees for the January 2011 financial statements.

Tax Fees

 None.

All Other Fees

None.

Audit Committees pre-approval policies and procedures

We do not have an audit committee.  Our engagement of Sam Kan & Associates as our independent registered public accounting firm, was approved by the Board of Directors.

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Financial Statements. All Financial Statements are listed in Item 7. No schedules are required.

(b)

Exhibits.  The following exhibits of the Company are included herein.

Number

Description

3.1

Articles of Incorporation(1)

3.2

Articles of Merger with Vitalcare Holding Corporation(1)

3.3

Bylaws(1)

21.

Subsidiaries of Registrant- Live Wise, Inc., a Delaware corporation

31.1

Certification of Chief Executive and Financial  Officer pursuant to Exchange Act Rule 13a-14(a)(2)

32.1

Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350(2).

(1)

Incorporated by reference with the exhibit so numbered in the Company's Registration Statement on Form S-1, file number 333-169212.

(2)

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on Septebmer 27, 2011.

CHINA ADVANCED TECHNOLOGY

By:

/s/ Learned J. Hand

Learned J. Hand

Chief Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on September 27, 2011.

By:

/s/ Learned J. Hand

Chief Executive and Financial Officer and Director

Learned J. Hand

(principal executive, accounting and financial officer)