Form 10-Q
period 2011-07-31
CHINA ADVANCED TECHNOLOGY
filed 2011-10-06
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 31,  2011

☐TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 000-18945

CHINA ADVANCED TECHNOLOGY

 (Exact name of registrant as specified in its charter)

Nevada

84-1055077

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification Number)

710 Market Street, Chapel Hill, North Carolina

27516

(address of principal executive offices)

(Zip Code)

Registrant’s telephone number: (919) 370-4408

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding  12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were  4,452,477 shares of common stock issued and outstanding as of September 30, 2011.

CHINA ADVANCED TECHNOLOGY

(A Development Stage Enterprise)

Unaudited Consolidated Financial Statements

For the Three Months Ended July 31, 2011 and 2010

PART I – FINANCIAL INFORMATION	Page(s)
Item 1. Financial Statements
Consolidated Balance Sheets as of July 31, 2011 and 2010	4

Consolidated Statements of Operations for the three month periods ended July 31, 2011 and 2010 and for the cumulative period from May 1, 2008 (inception) to July 31, 2011	5

Consolidated Statements of Cash Flows for the three month periods ended July 31, 2011 and 2010 and for the cumulative period from May 1, 2008 (inception) to July 31, 2011	6

Notes to the Unaudited Consolidated Financial Statements	7-8

Item 2.  Management’s Discussion and Analysis of Financial Condition

and Results of Operations

9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

10

Item 4.  Controls and Procedures

10

PART II – OTHER INFORMATION

Item 1.

     Legal Proceedings

11

Item 1A.    Risk Factors

11

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

11

Item 3.        Defaults Upon Senior Securities

11

Item 4.        Removed and Reserved

11

Item 5.        Other Information

11

Item 6.

     Exhibits

11

Signatures

11

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended July 31, 2011 are not necessarily indicative of the results of operations for the full year.

CHINA ADVANCED TECHNOLOGY

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2011	2011
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$30	$2
Total Current Assets	30	2

Furniture and equipment, net	7,067	9,920

Total Assets	$7,097	$9,922

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$116	$116
Accounts payable - Related party	7,748	7,137
Notes payable - Related party	262,889	161,335
Accrued interest - Related party	10,435	9,277
Total Current Liabilities	281,188	177,865

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value; 1,000,000 shares authorized; no share issued and outstanding at July 31, 2011 and April 30, 2011	-	-
Common stock, $.001 par value; 149,000,000 shares authorized; 4,452,477 shares issued and outstanding at July 31, 2011 and April 30, 2011	4,452	4,452
Additional paid in capital	33,920	33,920
Deficit accumulated during the development stage	(312,463)	(206,315)
Total Stockholders' Equity (Deficit)	(274,091)	(167,943)

Total Liabilities and Stockholders' Equity (Deficit)	$7,097	$9,922

See accompanying notes to financial statements.

CHINA ADVANCED TECHNOLOGY

(A Development Stage Enterprise)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period from May 1, 2008 (inception) to July 31, 2011

	Three months ended July 31,
	2011	2010
	(Unaudited)		(Unaudited)

Revenues	$-	$-	$-
Cost of sales	-	-	1,125

Gross profit	-	-	(1,125)

Operating expenses
Sales and marketing	100,454	-	167,303
General and administrative	4,256	34,836	126,370
Total operating expenses	104,710	34,836	293,673

Loss from operations	(104,710)	(34,836)	(294,798)

Other income/(expenses)
Interest expense	(1,158)	(1,158)	(10,435)
Total other income/(expenses)	(1,158)	(1,158)	(10,435)

Income before income taxes	(105,868)	(35,994)	(305,233)

Provision for income taxes	280	6,153	7,230

Net income/(loss)	$(106,148)	$(42,147)	$(312,463)

Net income/(loss) per share of common stock:
Basic shares	$(0.02)	$(0.02)

Weighted average shares outstanding	4,452,477	2,798,984

See accompanying Notes to Financial Statements.

CHINA ADVANCED TECHNOLOGY

(A Development Stage Enterprise)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
	For the 3 months	For the 3	May 1, 2008
	Ended	Mos. Ended	(inception) to
	July 31, 2011	July 31, 2010	July 31, 2011

Net Income (loss)	$(106,148)	$(42,147)	$(312,463)
Adjustments to reconcile net
income to net cash used by
operating activities:
Depreciation	2,853	2,041	26,189
Issuance of common stock for service rendered	--		25,000
Changes in operating assets and liabilities:
Increase(decrease) in accounts receivable	--	(35,000)	--
Increase in accrued interest	1,158	1,158	13,056
Increase in accounts payable	611	36,095	5,243
Net cash provided by (used in)
operating activities	(101,526)	(37,854)	(242,975)
Cash flows from investing activities
Purchase of office furniture
and equipment	--	--	(33,256)
Cash flows used in investing activities	--	--	(33,256)
Cash flows from financing activities
Common stock issued for cash proceeds	--	38,000	13,372
Loan from shareholder	101,554	--	262,889
Net cash provided by financing activities	101,554	38,000	276,261
Net change in cash and cash equivalent	28	146	30
Cash and cash equivalent at beginning of period	2	--	--
Cash and cash equivalent at end of period	$46	$146	$30

Supplemental Disclosure of cash flow Information:
Cash paid for interest	$--	$--	$--
Cash paid for taxes	$--	$--	$--

Supplemental Disclosure of non-cash investing and
financing activities:
Common stock issued in exchange for services	$--	$--	$25,000

See accompanying Notes to Financial Statements

CHINA ADVANCED TECHNOLOGY

(A Development Stage Enterprise)

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended July 31, 2011 and 2010

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows at July 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s April 30, 2011 and 2010 audited consolidated financial statements.  The results of operations for the periods ended July 31, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

The Company incurred a net loss of $106,148 for the three months ended July 31, 2011.  The Company's liabilities exceed its assets by $274,091 at July 31, 2011.  The Company did not receive revenues during the three months ended July 31, 2011.  These factors create substantial doubt about the Company's ability to continue as a going concern.  The  Company's  management  plans to continue as a going concern  revolves  around  its  ability  to  achieve,  as  well  as  raise  necessary  capital  to pay ongoing general and administrative expenses  of  the  Company.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CHINA ADVANCED TECHNOLOGY

(A Development Stage Enterprise)

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended July 31, 2011 and 2010

NOTE 3 – RELATED PARTY TRANSACTIONS

An officer/director has advanced funds to the Company reflected as related party accounts payable.  On April 30, 2009, all outstanding payables were converted into a demand promissory note for $57,906, bearing 8% interest plus 1% sales volume.  During fiscal 2010, additional funds of $18,899 were advanced.  During fiscal 2011, additional funds of $27,523 were advanced and $39,285 was repaid, leaving a balance of $7,137 as of April 11, 2011. During the three months ended July 31, 2011, additional funds of $611 were advanced leaving a balance of $7,748

NOTE 4 – NOTES PAYABLE

The note payable of $57,906 is payable to the office and director. This is an unsecured loan bearing 8% interest plus 1% of the sales of the Company. This loan is due on demand. The interest accrued as of July 31, 2011 and 2010 is $10,435 and $5,802, respectively.

On various dates during fiscal year 2011, notes payable in the amount of $103,429 were advanced from business prospects for future business projects with the Company.  Additional notes payable of $101,554 were advanced in the three months ended July 31, 2011. These notes carry no interest and are due on demand.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period from July 31, 2011 to the date of these financial statements are being filed with the Commission.  No additional disclosures required.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of China Advanced Technology (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.  Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Plan of  Operations

We have not yet  enjoyed any revenues. In the three months ended July 31, 2011,  notes payable in the amount of $101,454 were advanced from business prospects for future business projects with the Company.  These notes carry no interest and are due on demand. We had a loss of $106,148 and $42,147 for the three months  ended July 31, 2011 and 2010,  respectively.  In the year three months ended July 31, 2011 and 2011, we had  general and administrative expenses of $4,256 and $34,846, respectively,  which included $25,000 in stock based compensation in 2010. Our revenues were derived from contracts for internet marketing assistance  and  web design and social media marketing. Other than the $25,000 in stock-based compensation, the remainder of our operating expenses consist primarily of  costs related to developing demonstration projects, and expenses associated with the cost of being public of about $1,500 per month including legal, accounting, and transfer agent fees. We had sales and marketing expenses of $100,454 and $0 in the three months ended July31,  2011 and 2010 respectively  related to the preparation of projects.  In fiscal 2012,  we do not expect to issue shares for employee services, but to compensate in cash; however, the compensation has not yet been determined. Interest expense in all the periods presented consists of interest on the $57,906 note payable to the officer and director.

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

Any or all of our forward looking statements in this prospectus and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward looking statement can be guaranteed. In addition, we undertake no responsibility to update any forward-looking statement to reflect events or circumstances which occur after the date of this report.

Contractual Obligations and Off-Balance Sheet Arrangements

We do not have any contractual obligations or off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

 As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer, based on his evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of July 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls

 There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

 The Company is not a party to any legal proceeding or litigation.

Item 1A.  Risk Factors.

 As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

 Item 3.  Defaults Upon Senior Securities.

 None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibits

31. Certification of CEO and CFO.

32. Certification pursuant to 18 U.S.C. Section 1350 of CEO and CFO

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA ADVANCED TECHNOLOGY

Dated: October 6, 2011	By:	/s/ Learned J. Hand
Learned J. Hand
CEO and Director
Principal Financial and Accounting Officer and duly authorized officer

11