Form 10-Q
period 2011-10-31
Goliath Film & Media Holdings
filed 2011-12-15
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

☐TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 000-18945

GOLIATH FILM AND MEDIA HOLDINGS

 (Exact name of registrant as specified in its charter)

Nevada

84-1055077

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification Number)

640 S. San Vicente Blvd., Fifth floor, Los Angeles, California

90048

(Address of principal executive offices)

(Zip Code)

Registrant’s telephone number: (303) 885-5501

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding  12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒   Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 67,100,000 shares of common stock issued and outstanding as of October 31, 2011.

GOLIATH FILM AND MEDIA HOLDINGS

PART I – FINANCIAL INFORMATION	Page(s)
Item 1. Financial Statements

Consolidated Balance Sheet as of October 31, 2011	4

Consolidated Statements of Operations for the three and six month periods ended October 31, 2011 and 2010 and for the cumulative period from October 10, 2011 (inception) to October 31, 2011	5

Consolidated Statements of Cash Flows for the six month periods ended October 31, 2011 and 2010 and for the cumulative period from October 10, 2011 (inception) to October 31, 2011	6

Notes to the Consolidated Unaudited Financial Statements	7

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

    11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    13

Item 4.  Controls and Procedures

   13

PART II – OTHER INFORMATION

Item 1.

     Legal Proceedings

  14

Item 1A.    Risk Factors

  14

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

  14

Item 3.        Defaults Upon Senior Securities

  14

Item 4.        Removed and Reserved

   14

Item 5.        Other Information

  14

Item 6.

     Exhibits

  14

Signatures

  15

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

The results for the periods ended October 31, 2011 are not necessarily indicative of the results of operations for the full year.

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEET

October 31,
2011
(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$15,900
Prepaid assets	9,779
Total Assets	$25,679

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$2,642
Total Current Liabilities	2,642

Long term note-related party	38,000
Total long-term liabilities	38,000

Total Liabilities	40,642

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 1,000,000
shares authorized; no shares issued and outstanding
At October 31, 2011	--

Common stock, $.001 par value, 149,000,000 shares
authorized; 67,100,000 shares
issued and outstanding, at October 31, 2011	67,100
Paid in capital	(37,100)
Accumulated deficit	(44,963)
Total stockholders' Deficit	(14,963)

Total Liabilities and Stockholders’ Deficit	$25,679

See accompanying notes to financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the 3 & 6	For the 3 & 6	Oct. 10, 2011
	Mos. Ended	Mos. Ended	(Inception) through
	October 31, 2011	October 31, 2010	October 31, 2011
Revenue	$--	$--	$--

Cost of Sales	--	--	--

Gross Profit	--	--	--

Operating Expenses
Sales and marketing	6,600	--	6,600
Rent	1,221	--	1,221
Professional fees	30,068	--	30,068
General and administrative	7,074	--	7,074
Total Operating Expenses	44,963	--	44,963

Loss From Operations	(44,963)	--	(44,963)

Loss Before Income Tax	(44,963)	--	(44,963)

Provision for Income Taxes	--	--	--

Net Loss	$(44,963)	$--	$(44,963)

Net Loss per Share of Common Stock:
Basic	$(0.00)	$--	$(0.00)
Weighted average shares
Outstanding	49,507,407	--	49,507,407

See accompanying Notes to Financial Statements.

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the 6	For the 6	For the Period 10/10/2011
	Mos. Ended	Mos. Ended	(inception)
	October 31, 2011	October 31, 2010	to October 31, 2011
Cash flows from operating activities
Net Loss	$(44,963)	$--	$(44,963)
Adjustments to reconcile net
income to net cash used by
operating activities:
None
Changes in operating assets and liabilities:
Increase in prepaid assets	(9,779)	--	(9,779)
Increase in accounts payable	2,642	--	2,642
Net cash used in operating activities	(52,100)	--	(52,100)

Cash flows from financing activities
Common stock issued for cash proceeds	30,000	--	30,000
Loan from related party	38,000	--	38,000
Net cash provided by financing activities	68,000	--	68,000

Net change in cash and cash equivalent	15,900	--	15,900
Cash and cash equivalent at beginning of period	--	--	--
Cash and cash equivalent at end of period	$15,900	$--	$15,900

Supplemental Disclosure of cash flow Information:
Cash paid for interest	$--	$--	$--
Cash paid for taxes	$--	$--	$--

Supplemental Disclosure of non-cash investing and financing activities:

None

See accompanying Notes to Financial Statements

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended and Six Months ending October 31, 2011 and 2010

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and operations and cash flows at October 31, 2011 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2011 and 2010 audited financial statements.  The results of operations for the periods ended October 31, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

Description of Business

Goliath Film and Media Holdings (“Goliath” or the “Company”), through its wholly-owned subsidiary Goliath Film and Media International, intends to  develop and distribute film content with an emphasis on  “niche” markets of the entertainment industry, such as, without limitation, education, horror, faith-based, or socially responsible minority content.  Goliath will specialize in developing, and acquiring quality films. Goliath also intends to develop screenplays with the intent of outsourcing the production, and locking in the distribution of the films we develop. Goliath plans to license films domestically and internationally, through a wide distribution network to include major exhibitors, distributors and television networks. Additionally, the Company plans to utilize corporate sponsorships as a means of reducing the expense of production and the costs of advertising and marketing in distribution. Further, the Company plans to augment its marketing efforts with a limited and strategically focused advertising campaign in traditional media with press releases specifically in trade journals such as Daily Variety, Weekly Variety and the Hollywood Reporter on an “as needed” basis.

Goliath's revenue model includes receiving revenue in this process through:

›

Licensing fees from content

›

Acquisition of a property (film or other programming content)

›

Revenue sharing with another distributor and/or production entity

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended and Six Months ending October 31, 2011 and 2010

The following is a breakdown of the average revenue generated by films in both domestic and foreign market:

	Domestic	Foreign
Theatrical	18%	13%
Video	30%	18%
Cable	9%	0%
TV Network	5%	7%
Total	62%	38%

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception has been considered as part of the Company's development stage activities.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

The Company incurred a net loss of $44,963 for the six months ended October 31, 2011.  The Company's liabilities exceed its assets by $14,963 at October 31, 2011. The Company did not have any revenues during the three or six months ended October 31, 2011.  These factors create substantial doubt about the Company's ability to continue as a going concern.  The Company's management plans to continue as a going concern revolves around its ability to execute its business strategy of distributing films, as well as raise necessary capital to pay ongoing general and administrative expenses of the Company.

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

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended and Six Months ending October 31, 2011 and 2010

NOTE 3 - RELATED PARTY TRANSACTIONS

The father of an officer/director has advanced funds to the Company reflected as related party accounts payable.  On October 27, 2011, this individual provided two loans to the Company, one in the amount of $38,000 for various expenses relating to the reverse merger and a short term note in the amount of $11,500 for the Company’s website.  The $38,000 note is an unsecured loan bearing 3% interest and due on October 27, 2013. The short term note for $11,500 bears no interest and has been paid as of October 31, 2011.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Lease

Total rent and lease expense was $1,221 from October 25, 2011 (date of inception) to October 31, 2011.

On October 12, 2011, we entered into a 12-month lease for 597 square feet of office space. The rent is $2,263.83 per month.  .

Consulting Agreements

The Company has a consulting agreement with its Chief Financial Officer, under which he is compensated $3,000 per month, plus $4,000 of the Company’s restricted common stock.  This contract is for twelve (12) months beginning November 2011, automatically renews for one twelve (12) month term on its anniversary date (“Renewal Term”), and can be terminated during the Renewal Term with thirty (30) days’ notice.

In addition, the Company has a consulting agreement with a third party individual, under which he is compensated $1,000 per month, plus $2,000 of the Company’s restricted common stock.  This contract is for twelve (12) months beginning November 2011, automatically renews for one twelve (12) month term on its anniversary date (“Renewal Term”), and can be terminated during the Renewal Term with thirty (30) days’ notice.

The Company is not involved in any legal matters arising in the normal course of business.  While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

NOTE 5 – NOTES PAYABLE

On October 31 2011, the former officer/director of the Company agreed to acquire all of the shares of Live Wise, Inc., the Company's former operating subsidiary, from the Company in exchange for forgiveness the outstanding $57,906 note and accrued interest thereon payable to the officer/director. The Note bore an interest rate equal to 8% plus 1% of the sales volume. In addition, the officer/director cancelled 15,619,576 shares of the Company held by him.

On October 27, 2011, a family member of an officer/director provided two loans to the Company.  The $38,000 note is an unsecured loan bearing 3% interest and due on October 27, 2013 and was provided to cover costs of the reverse merger. The short term note for $11,500 bears no interest and has been paid as of October 31, 2011. The proceeds of this loan were used to develop the Company's website.

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended and Six Months ending October 31, 2011 and 2010

NOTE 6 – PRIVATE PLACEMENTS OF STOCK

On October 25, 2011, we entered into a stock purchase agreement with a third party, under which we issued him 100,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $30,000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was a sophisticated investor at the time of the issuance of the shares.

On November 16, 2011, we entered into a stock purchase agreement with a third party, under which we issued him 100,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $30,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

NOTE 7 – TRANSACTION WITH GOLIATH FILM AND MEDIA HOLDINGS

On October 25, 2011, we entered into an Agreement and Plan of Reorganization (the “Exchange Agreement”), (the “Exchange Agreement”), pursuant to which we were acquired by China Advanced Technology. This was a reverse merger given that Goliath has become the parent company of China Advanced Technology. At the day of the acquisition, there was no asset or liability on China Advanced Technology’s balance sheets.

The transaction closed on October 31, 2011 (the “Closing Date”). On the Closing Date China Advanced Technology acquired Goliath by issuing 47,000,000 shares of its Common Stock, constituting 70.1% of the outstanding shares after giving effect to their issuance and the cancellation of 15,619,576 shares held by China Advanced Technology’s prior control person.  Immediately following the Closing, 67,100,000 shares were issued and outstanding, including the 100,000 shares sold as described in Note 6. On the Closing Date, the name of China Advanced Technology was changed to Goliath Film and Media Holdings.  All share numbers herein have been adjusted for an eight-for-1 forward stock split effected as of the Closing Date. Goliath has filed for the forward stock split with The Financial Regulatory Authority and expects the forward stock split to be reflected in the trading market within a few weeks. Goliath was incorporated in California on October 10, 2011 (date of inception. The transaction was accounted for as a reverse acquisition in which Live Wise, Inc. is deemed to be the accounting acquiror, and the prior operations of China Advanced Technology are consolidated for accounting purposes. Since China Advanced Technology had no operations, asset, or liability as of the Closing, no audit of that entity was required under the materiality thresholds of Regulation S-X Rule 8-04.

NOTE 8 – SUBSEQUENT EVENTS

Contract for Script

On November 4, 2011, we entered into an agreement with a third party (“Artist”) to write and produce a film.

In accordance with the agreement, the Company paid $10,000 for the script that is recorded as a long term asset on the balance sheet.

In addition to the payment of the script cost, should the script result in a feature film (“Film”) being produced based on the screenplay, the agreement provides for the Company to:

•

Hire the Artist to produce the Film and pay the Artist producer’s fees of $7,500 upon commencement of pre-production, $2,500 upon commencement, $2,500 upon close of production, and $2,500 upon close of post-production.

•

Pay the Artist seven percent of Film revenues at the Company’s discretion.

•

Offer the Artist first right of refusal to write and /or produce subsequent films in the Film’s series at equal or more favorable terms then this agreement, with script writing fee to be $50,000.

•

In the event that the Film grosses over $2.0 million, Artist will receive an additional three (3) percent revenue interest in the Film and the Company will finance an additional film and allow the Artist to write and direct that film.

Management has reviewed material events subsequent to the period ended October 31, 2011 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. There are no additional disclosures required.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Goliath Film and Media Holdings,(“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.  Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Plan of Operations

We have not yet enjoyed any revenues. In the three months  and six months ending October 31, 2011,  notes payable in the amount of $38,000 was advanced by a related party, in addition $60,000 was raised from the sale of stock were advanced from business prospects for future business projects with the Company.  The note carries three percent interest and is due on October 27, 2013.

We had a loss of $44,963 not including interest expense for the six months ended October 31, 2011.  For the six month period  ended October 31, 2011 we had total expenses of $44,963 which included $6,600 for advertising, $1,221 for rent, $574 for investor relations, website setup in the amount of $6,000, office supplies for $500, and professional fees of $30,068. In fiscal 2012, we expect to begin to generate revenues from the distribution of films we plan to develop or acquire during the year.

Our cash needs in the year ended April 30, 2012 are estimated to be $200,000. This budget is based on the assumption that we will carry out one project at a time for which we will need about $50,000 in working capital; general and administrative expenses of $150,000 for the costs related to being public, and miscellaneous office expenses. We sold 200,000 shares for net proceeds of $60,000 in an offering conducted in October 2011 and raised $38,000 through a related party note. As we move forward with our business plan we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2012 fiscal year.

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

Since we have not yet generated any revenues, we were a development stage company as that term is defined in Section 915 - Development Stage Entities, of the FASB Accounting Standards Codification.   Our activities have mostly been devoted to seeking capital; seeking supply contracts and development of a business plan.  Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds.  We do not believe that conventional financing, such as bank loans, is available to us due to these factors.  We have no bank line of credit available to us.  Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to effect our business plan.

Our future operating results are subject to many facilities, including:

•

our success in obtaining contracts for our services;

•

the success of any joint marketing agreements;

•

our ability to obtain additional financing; and

•

other risks which we identify in future filings with the SEC.

Note Payables

The father of an officer/director has advanced funds to the Company reflected as related party accounts payable.  On October 27, 2011, this individual provided two loans to the company one in the amount of $38,000 for various expenses relating to the reverse merger of China Advanced Technology and a short term note in the amount of $11,500 for the Company’s website.  The $38,000 note is an unsecured loan bearing 3% interest and due on October 27, 2013. The short term note for $11,500 bears no interest and has been paid as of October 31, 2011.

Equity Financing

On October 25, 2011, we entered into a stock purchase agreement with a third party, under which we issued him 100,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $30,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On November 16, 2011, we entered into a stock purchase agreement with a third party, under which we issued him 100,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $30,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

Any or all of our forward looking statements in this report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward looking statement can be guaranteed. In addition, we undertake no responsibility to update any forward-looking statement to reflect events or circumstances which occur after the date of this report.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer, based on his evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of October 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On October 25, 2011, we entered into a stock purchase agreement with a third party, under which we issued him 100,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $30,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On November 16, 2011, we entered into a stock purchase agreement with a third party, under which we issued him 100,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $30,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

GOLIATH FILM AND MEDIA HOLDINGS

Dated: December 15, 2011	By:	/s/ Lamont Roberts
Lamont Roberts
CEO and Director (duly authorized officer)
/s/ John Ballard
John Ballard Chief Financial Officer (chief financial and accounting officer)

