Form 10-Q
period 2012-01-31
Goliath Film & Media Holdings
filed 2012-03-16
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

☐TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 000-18945

GOLIATH FILM AND MEDIA HOLDINGS

 (Exact name of registrant as specified in its charter)

Nevada

27-2895668

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification Number)

640 S. San Vicente Blvd., Fifth floor, Los Angeles, California

90048

(Address of principal executive offices)

(Zip Code)

Registrant’s telephone number: (213) 537-3730

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes o No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 67,283,334 shares of common stock issued and outstanding as of February 29, 2012.

GOLIATH FILM AND MEDIA HOLDINGS

PART I – FINANCIAL INFORMATION	Page(s)
Item 1. Financial Statements

Condensed Consolidated Balance Sheet as of January 31, 2012	4

Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended January 31, 2012 and 2011	5

Unaudited Consolidated Statements of Cash Flows for the nine month periods ended January 31, 2012 and 2011	6

Notes to the Unaudited Condensed Consolidated Financial Statements	7

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures

PART II – OTHER INFORMATION

Item 1.

     Legal Proceedings

Item 1A.    Risk Factors

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.        Defaults Upon Senior Securities

Item 4.        Mine Safety Disclosures

Item 5.        Other Information

Item 6.

     Exhibits

Signatures

PART I – FINANCIAL INFORMATION

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
The results for the periods ended January 31, 2012 are not necessarily indicative of the results of operations for the full year.

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEET

	January 31,	April 30,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,501	$2
Prepaid assets	19,595	--
Total current assets	$22,096	2

Long term assets
Furniture and equipment, net	--	9,920
Total long term assets	--	9,920

Total assets	$22,096	$9,922

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$12,700	$116
Accounts payable – related party	--	7,137
Notes payable – related party	--	161,335
Accrued interest – related party	--	9,277
Total Current Liabilities	12,700	177,865

Long term note-related party	19,000	--
Total long-term liabilities	19,000	--

Total Liabilities	31,700	177,865

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 1,000,000
shares authorized; no shares issued and outstanding
At January 31, 2012 and April 30, 2011	--	--

Common stock, $.001 par value, 149,000,000 shares
authorized; 67,241,667 and 4,452,477 shares issued and
outstanding, at January 31, 2012 and April 30, 2011, respectively	67,242	4,452
Common stock issuable	18,000	--
Additional paid in capital	5,258	33,920
Accumulated deficit	(100,104)	(206,315)
Total Stockholders' Deficit	(9,604)	(167,943)

Total Liabilities and Stockholders’ Deficit	$22,096	$9,922

See accompanying notes to unaudited condensed financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

					For the Period
	For the Nine Months Ended		For the Three Months Ended		May 1, 2008
	January 31,		January 31,		(inception) to
	2012	2011	2012	2011	January 31, 2012
Revenue	$--	$--	$--	$--	$--

Cost of Sales	--	--	--	--	1,125

Gross Profit	--	--	--	--	(1,125)

Operating Expenses
Sales and marketing	6,600	--	--	--	173,903
Rent	8,006	--	6,785	--	8,006
Professional fees	43,718	--	13,650	--	43,718
General and administrative	41,195	62,191	34,121	17,277	167,565
Total Operating Expenses	99,519	62,191	54,556	17,277	393,192

Loss From Operations	(99,519)	(62,191)	(54,556)	(17,277)	(394,317)

Other income (expense)
Interest expense	--	(3,474)	--	(1,158)	(10,435)
Total other income (expense)	--	(3,474)	--	(1,158)	(10,435)

Loss Before Income Tax	(99,519)	(65,665)	(54,556)	(18,435)	(404,752)

Provision for Income Taxes	(585)	--	(585)	--	(7,815)

Net Loss	$(100,104)	$(65,665)	$(55,141)	$(18,435)	$(412,567)

Net Loss per Share of Common Stock:
Basic	$(0.00)	$--	$(0.00)

Weighted average shares
Outstanding	53,780,505	47,000,000	67,187,591	47,000,000

See accompanying notes to unaudited condensed financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
	For the Nine Months Ended		May 1, 2008
	January 31,		(inception) to
	2012	2011	January 31, 2012
Cash flows from operating activities
Net Loss	$(100,104)	$(65,665)	$(412,567)
Adjustments to reconcile net
income to net cash used by
operating activities:
Stock based compensation	18,000	--	18,000
Depreciation	--	6,452	26,189
Issuance of common stock for service rendered	--	25,000	25,000
Changes in operating assets and liabilities:
Increase in prepaid assets	(19,595)	--	(19,595)
Increase in accounts payable	12,700	(77,196)	17,943
Increase in accrued interest	--	3,474	13,056
Net cash used in operating activities	(88,999)	(107,935)	(331,974)

Cash flows from investing activities
Purchase of office furniture and equipment	--	(8,492)	(33,256)
Net cash used in investing activities	--	(8,492)	(33,256)

Cash flows from financing activities
Common stock issued for cash proceeds	72,500	13,000	85,872
Repayment of loan from related party	(19,000)	--	(19,000)
Loan from related party	38,000	--	38,000
Loan from shareholder	--	103,429	262,889
Net cash provided by financing activities	91,500	116,429	367,761

Net change in cash and cash equivalent	2,501	2	2,531
Cash and cash equivalent at beginning of period	--	--	--
Cash and cash equivalent at end of period	$2,501	$2	$2,531

Supplemental Disclosure of cash flow Information:
Cash paid for interest	$--	$--	--
Cash paid for taxes	$--	$--	--

Supplemental Disclosure of non-cash investing and financing activities:
Common stock issued for services	$--	$25,000	25,000

See accompanying notes to unaudited condensed financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended January 31, 2012 and 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and operations and cash flows at January 31, 2012 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2011 and 2010 audited financial statements.  The results of operations for the periods ended January 31, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

Description of Business

Goliath Film and Media Holdings (“Goliath” or the “Company”) , through its wholly-owned subsidiary Goliath Film and Media International, intends to develop and license for distribution quality film content with an emphasis on “niche” markets of the feature film and television content segments of the entertainment industry, such as, without limitation, education, faith-based, horror and socially responsible minority content. In qualified cases Goliath will develop screenplays that will be outsourced to an independent entity for production, but will be licensed for distribution through the Company. Goliath plans to license films domestically and internationally, through a wide distribution network which includes major theatrical exhibitors and other distributors and television networks. Additionally, the Company plans to utilize corporate sponsorships as a means of reducing the costs of advertising and marketing in distribution.  Further, the Company may augment its marketing efforts with a limited and strategically focused advertising campaign in traditional “print” media with press releases targeted specifically toward standard entertainment industry trade journals and publications on an “as needed” basis.

Goliath’s revenue model includes receiving revenue in this process through licensing fees from content for distribution (which may include projects developed by Goliath and produced by an independent third party production entity).

The company presently has acquired the distribution rights to the following motion pictures: Seducing Spirits, The Perfect Argument, Marina Murders, Film Struggle, Divorce in America, A wonderful Summer, The Truth About Layla, Living with Cancer and The Biggest Fan.  Under the distribution agreements, Goliath will receive 30% of the gross revenues for each picture it distributes. In general, the Company's distribution contracts cover both domestic and international licensing agreements; however, for the picture The Biggest Fan, the Company obtained limited distribution rights.

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended January 31, 2012 and 2011

The following is a breakdown of the average revenue generated by films in both domestic and foreign markets:

	Domestic	Foreign
Theatrical	18%	13%
Video	30%	18%
Cable	9%	0%
TV Network	5%	7%
Total	62%	38%
Source: The Numbers.com

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

The Company incurred a net loss of $100,104 for the nine months ended January 31, 2012.  The Company's liabilities exceed its assets by $9,604 at January 31, 2012. The Company did not have any revenues during the three or nine months ended January 31, 2012.  These factors create substantial doubt about the Company's ability to continue as a going concern.  The Company's management plan to continue as a going concern revolves around its ability to execute its business strategy of distributing films, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

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

NOTE 3 - RELATED PARTY T RANSACTIONS

The father of an officer/director has advanced funds to the Company reflected as related party accounts payable.  On October 27, 2011, this individual provided two loans to the Company, one in the amount of $38,000 for various expenses relating to the reverse merger and a short term note in the amount of $11,500 for the development and completion of the Company’s website.  The $38,000 note is an unsecured loan bearing 3% interest and is due on October 27, 2013.  The outstanding balance is $19,000 as of January 31, 2012.  The short term note for $11,500 bears no interest and has been paid as of October 31, 2011.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Lease

The total rent and lease expense was $8,006 for the nine months ended January 31, 2012.

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

In addition, the Company has a consulting agreement with a third party individual, under which he is compensated $1,000 per month for accounting services, plus $2,000 of the Company’s restricted common stock.  This contract is for twelve (12) months beginning November 2011, automatically renews for one twelve (12) month term on its anniversary date (“Renewal Term”), and can be terminated during the Renewal Term with thirty (30) days’ notice.

Contract for Script

On November 4, 2011, the Company entered into an agreement with a third party (“Artist”) to develop a film project.

In accordance with the agreement, the Company paid $10,000 for the script that is recorded as a short term asset on the balance sheet.

Legal

The Company is not involved in any legal matters arising in the normal course of business.  While incapable of estimation, in the opinion of the management, any individual regulatory and legal matters in which the Company might be involved in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

On October 27, 2011, a family member of an officer/director provided two loans to the Company.  The $38,000 note (“Note”) is an unsecured loan bearing 3% interest and due on October 27, 2013 and was provided to cover costs of the reverse merger. The outstanding balance is $19,000 as of January 31, 2012.  The short term note for $11,500 bears no interest and has been paid as of October 31, 2011. The proceeds of this loan were used to develop and complete the Company's website.

NOTE 6 –STOCK TRANSACTIONS

On October 25, 2011, we entered into a stock purchase agreement with a third party, under which we issued him 100,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $30,000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was a sophisticated investor at the time of the issuance of the shares.

On November 16, 2011 and January 23, 2012, we entered into stock purchase agreements with a third party, under which we issued him 141,667 shares of our common stock, restricted in accordance with Rule 144, in exchange for $42,500.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended January 31, 2012 and 2011

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

The transaction closed on October 31, 2011 (the “Closing Date”). On the Closing Date China Advanced Technology acquired Goliath by issuing 47,000,000 shares of its Common Stock, constituting 70.1% of the outstanding shares after giving effect to their issuance and the cancellation of 15,619,576 shares held by China Advanced Technology’s prior control person.  Immediately following the Closing, 67,100,000 shares were issued and outstanding, including the 100,000 shares sold as described in Note 6. On the Closing Date, the name of China Advanced Technology was changed to Goliath Film and Media Holdings.  All share numbers herein have been adjusted for an eight-for-1 forward stock split affected as of the Closing Date. The forward stock split was reflected in the trading market on February 13, 2012.  The transaction was accounted for as a reverse acquisition in which Live Wise, Inc. is deemed to be the accounting acquirer, and the prior operations of China Advanced Technology are consolidated for accounting purposes. Since China Advanced Technology had no operations, asset, or liability as of the Closing, no audit of that entity was required under the materiality thresholds of Regulation S-X Rule 8-04.

NOTE 8 – SUBSEQUENT EVENTS

On February 20, 2012, the Company paid $6,000 against the Note. The outstanding balance of the Note is $13,000 as of February 29, 2012.

On February 13, 2012, the Company announced that it has acquired the distribution rights to the following motion pictures: Seducing Spirits, The Perfect Argument, Marina Murders, Film Struggle, Divorce in America, A Wonderful Summer, The Truth About Layla, Living with Cancer and The Biggest Fan.  Under the distribution agreements, Goliath will receive 30% of the gross revenues for each picture it distributes. In general, the Company's distribution contracts cover both domestic and international licensing agreements; however, for the picture The Biggest Fan, the Company obtained limited distribution rights.

On February 20, 2012, we entered into a stock purchase agreement with a third party, under which we issued him 41,667 shares of our common stock, restricted in accordance with Rule 144, in exchange for $12,500.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

Management has reviewed material events subsequent to the period ended January 31, 2012 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. There are no additional disclosures required.

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended January 31, 2012 and 2011

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

Plan of Operations

We have not yet enjoyed any revenues. In the nine months ending January 31, 2012, notes payable in the amount of $38,000 was advanced by a related party, in addition $72,500 was raised from the sale of stock were advanced from business prospects for future business projects with the Company.  The note carries three percent interest and is due on October 27, 2013.

We had a loss of $100,104 not including interest expense for the nine months ended January 31, 2012.  For the nine month period ended January 31, 2012 we had total expenses of $99,519 which included $43,718 of professional fees, $18,000 in stock based compensation, $12,000 in consulting services costs, $6,600 for advertising, $8,006 for rent, website setup in the amount of $7,000, and $4,195 of other operating expenses, primarily travel and entertainment costs. In fiscal 2012, we expect to begin to generate revenues from the distribution of films we plan to develop or license during the year.

Our cash needs in the year ended April 30, 2012 are estimated to be $200,000. This budget is based on the assumption that we will carry out one project at a time for which we will need about $50,000 in working capital; general and administrative expenses of $150,000 for the costs related to being public, and miscellaneous office expenses. We sold 241,667 shares for net proceeds of $72,500 in offerings conducted in the nine months ended January 31, 2012 and raised $38,000 through a related party note. As we move forward with our business plan we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2012 fiscal year.

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

Since we have not yet generated any revenues, we were a development stage company as that term is defined in Section 915 - Development Stage Entities, of the FASB Accounting Standards Codification.   Our activities have mostly been devoted to seeking capital; seeking supply contracts and development of a business plan.  Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds.  We do not believe that conventional financing, such as bank loans, is available to us due to these factors.  We have no bank line of credit available to us.  Management believes that it will be able to raise the required funds for

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended January 31, 2012 and 2011

operations from one or more future offerings, in order to affect our business plan.

Our future operating results are subject to many facilities, including:

•

our success in obtaining contracts for our services;

•

the success of any joint marketing agreements;

•

our ability to obtain additional financing; and

•

other risks which we identify in future filings with the SEC.

Note Payables

The father of an officer/director has advanced funds to the Company reflected as related party accounts payable.  On October 27, 2011, this individual provided two loans to the company one in the amount of $38,000 for various expenses relating to the reverse merger of China Advanced Technology and a short term note in the amount of $11,500 for the Company’s website.  The $38,000 note is an unsecured loan bearing 3% interest and due on October 27, 2013. The outstanding balance is $13,000 as of February 29, 2012.  The short term note for $11,500 bears no interest and has been paid as of October 31, 2011.

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

On November 16, 2011, January 23, 2012, and February 20, 2012, we entered into stock purchase agreements with a third party, under which we issued him 183,334 shares of our common stock, restricted in accordance with Rule 144, in exchange for $55,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

Distribution Rights

On February 13, 2012 the company announced that it has acquired the distribution rights to the following motion pictures: Seducing Spirits, The Perfect Argument, Marina Murders, Film Struggle, Divorce in America, A Wonderful Summer, The Truth About Layla, Living with Cancer and The Biggest Fan.  Under the distribution agreements, Goliath will receive 30% of the gross revenues for each picture it distributes. In general, the Company's distribution contracts cover both domestic and international licensing agreements; however, for the picture The Biggest Fan, the Company obtained limited distribution rights.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer, based on his evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of January 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended January 31, 2012 and 2011

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to or otherwise involved in any legal proceedings.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 23, 2012, and February 20, 2012, we entered into stock purchase agreements with a third party, under which we issued him 83,334 shares of our common stock, restricted in accordance with Rule 144, in exchange for $25,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

Item 3.  Defaults Upon Senior Securities.

There have been no events which are required to be reported under this Item.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31. Certification of CEO and CFO.

32. Certification pursuant to 18 U.S.C. Section 1350 of CEO and CFO

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended January 31, 2012 and 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLIATH FILM AND MEDIA HOLDINGS

Dated: March 15, 2012	By:	/s/ Lamont Roberts
Lamont Roberts
CEO and Director (duly authorized officer)
/s/ John Ballard
John Ballard Chief Financial Officer (chief financial and accounting officer)