Form 10-K
period 2012-06-30
Goliath Film & Media Holdings
filed 2012-08-14
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2012

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

(Zip Code)

Registrant's telephone number, including area code: (303) 885-5501

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.           YES X      NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporation Web site, if any , every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer [ ]   Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [   ]    No  [  X ]

State issuer's revenues for its most recent fiscal year: $0

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 1, 2012 was $1,253,666 based on 20,894,444 shares being  owned by non-affiliates,  and the last sale price of $0.06 as of July 1, 2012.

The number of shares outstanding of the issuer's classes of Common Stock as of July 1, 2012

Common Stock, $0.001 Par Value – 89,303,334 shares

DOCUMENTS INCORPORATED BY REFERENCE - NONE

PART I

Item 1. BUSINESS

Background.

The Company was incorporated in Nevada on February 16, 2010 under the name "China Advanced Technology" as the successor by merger to Vitalcare Diabetes Treatment Centers, Inc. ("Vitalcare"). In February and March 2010, Vitalcare underwent a holding company reorganization under Delaware law, pursuant to which it became a wholly-owned subsidiary of Vitalcare Holding Corporation, and Vitalcare, together with its assets and liabilities, was sold to a non-affiliated third party. Vitalcare Holding Corporation subsequently reincorporated in Nevada by merger into China Advanced.

Vitalcare was in the business of administering medical clinics specializing in diabetes treatment. It was the successor to Network Financial Services, Inc., which went public in an underwritten offering in 1987. Network was engaged in mortgage origination, and changed its name to Westmark Group Holdings in 1993 in connection with the acquisition of Westmark Mortgage from Primark Corporation.  Westmark ceased operations at some time in 2006, and in 2006 ceased filing reports under the Securities Exchange Act of 1934. The corporate entity was thereafter known as Viking Consolidated, Inc. (2006), Tailor Aquaponics World Wide, Inc. (2007) and Diversified Acquisitions (2007) until it entered the medical clinic business in early 2008. The Company has no information regarding any business activities from 2006 after the mortgage origination business closed, to early 2008.

On October 25, 2011, Goliath Film and Media International, a California corporation, entered into an Agreement and Plan of Reorganization (the “Exchange Agreement”), (the “Exchange Agreement”), pursuant to which Goliath Film and Media International was acquired by China Advanced Technology. Prior to the acquisition, our principal operations consisted of internet marketing, and were conducted through a wholly owned subsidiary, Live Wise, Inc. Live Wise was disposed of on October 31, 2011 for cancellation of debt and shares described below. At the Closing Date, there were no assets or liabilities on China Advanced Technology’s balance sheets.

The transaction closed on October 31, 2011 (the “Closing Date”). On the Closing Date China Advanced Technology acquired Goliath Film and Media International by issuing 47,000,000 shares of its Common Stock, constituting 70.1% of the outstanding shares after giving effect to their issuance and the cancellation of 15,619,816 shares held by China Advanced Technology’s prior control person.  Immediately following the Closing, 67,100,000 shares were issued and outstanding, including the 100,000 shares sold as described in Note 6. On the Closing Date, the name of China Advanced Technology was changed to Goliath Film and Media Holdings.  All share numbers herein have been adjusted for an eight-for-1 forward stock split affected as of the Closing Date. The forward stock split was reflected in the trading market on February 13, 2012.

Overview.

Goliath Film and Media Holdings (“Goliath” or the “Company”), through its wholly-owned subsidiary Goliath Film and Media International, intends to develop and license for distribution, domestically and internationally, quality video content with an emphasis on “niche” markets of the feature film and television content segments of the entertainment industry, such as, without limitation, education, faith-based, horror and socially responsible minority content.  Goliath does not intend to engage in domestic theatrical distribution of motion pictures to any significant extent

In qualified cases Goliath will develop screenplays that will be outsourced to an independent entity for production, but will be licensed for distribution through the Company. Goliath plans to distribute domestically and internationally, through a wide distribution network which includes major international theatrical exhibitors, and other distributors and television networks. We plan to utilize corporate sponsorships as a means of reducing the costs of advertising and marketing in distribution.  Further, we may augment its marketing efforts with a limited and strategically focused advertising campaign in traditional “print” media with press releases targeted specifically toward standard entertainment industry trade journals and publications on an “as needed” basis.

Goliath’s revenue model includes receiving revenue from distribution fees. A limited number of its video properties include projects developed by Goliath and produced by an independent third party production entity.

Questions and Answers

What is your business?

We distribute motion pictures, educational videos, and other video products. We plan to distribute video properties to television stations and networks and to private groups such as religious congregations or schools. We do not intend to engage in theatrical releases of motion pictures, due to the high up front costs of advertising and marketing theatrically.  Also, theatrical releases of motion picture has historically represented only 18% of domestic revenues for the industry (13% internationally) and potentially decreasing in the future. We intend to emphasize niche markets, commencing with faith-based, educational, responsible minority content, and low budget horror movies.

We currently own the distribution rights to the following motion pictures: Seducing Spirits, The Perfect Argument, Marina Murders, Film Struggle, Divorce in America, A Wonderful Summer, The Truth About Layla, Living with Cancer and The Biggest Fan.  Management believes that these are all quality films which cost in excess of $500,000 each to produce, and expects to receive $2 to $3 million gross revenues in the next twelve months from distributing these 10 films. Typically, distribution agreements provide for us to receive 30% of gross revenues, so if our expectations are met, we would receive $900,000 from their distribution. In general, our distribution contracts cover both domestic and international licensing agreements; however, for the picture The Biggest Fan we obtained limited theatrical distribution rights since that film was already released theatrically.

We have also acquired distribution rights to 1,500 educational videos (primarily English, ESL and mathematics) produced by KLCS, a public television station based in Los Angeles, in cooperation with the Los Angeles Unified School District. Management estimates that each of these videos cost $20,000 or more to produce. Goliath has held preliminary discussions for international distribution of these videos.

What is the timeline for your activities during the next 12 months?

Over the next 90 days, our efforts will be concentrated on acquiring a critical mass of motion pictures and videos in the genres of faith-based, educational, responsible minority content, and low budget horrors, s. We hope to acquire 200 or more faith-based films, 100 or more minority films, 20 Latin films, 100 low budget horror, 50 non-niche market films, and 20,000 educational videos during this time period. We have entered into very preliminary discussions for international licensing of our Films.

We plan to attend all the major film trade fairs, such as, the European Film Market in Berlin, the Italian Film Market, the American Film Market in Santa Monica, and others, and the International Christian Trade Show. The film markets are where buyers and sellers of motion pictures meet. There are about 89 distinct international territories for film distribution. Typically, international and domestic buyers agree to license films in each territory, for a term of 3-5 years on a per-picture basis. We also plan to market the faith based films to the 315 US Christian television channels and to the various Christian assemblies for church releases (there are 1,400 church-operated movie theatres in the US).

What is this going to cost you?

We expect that participating in all the film markets over a period of 12 months will cost less than $100,000 and that we will spend up to $500,000 acquiring distribution rights to properties.  We expect that distribution revenues will be many times our expenses.

Why are these films not being distributed already?

The main reason why good, quality motion pictures are not distributed is that the production of a motion picture requires money and creativity, and marketing a motion picture requires an entirely different set of skills. Many people dream of making a movie; few aspire to distribute them. We estimate that there are in excess of 10,000 such motion pictures "gathering dust."  There also have been substantial tax incentives for motion picture production, so that many producers do not need to depend on successful marketing in order to find investors for their projects. A secondary factor is the difficulty of finding a reputable distributor. We think that our management has an excellent reputation in the industry and we will be able to obtain distribution rights for content. Finally, many distributors as well as buyers do not have an interest in niche market films, because they see the market as limited. Goliath sees the problem to be, rather, there is no market merely because no one has assembled a critical mass of films for these niches.  Most participants in the motion picture industry are based in "Hollywood" and the major coastal metropolitan areas. Our "faith-based" films especially are targeted toward the “Bible Belt” and the "Flyover Country":  places that the industry has consistently overlooked.

Why are you able to identify and acquire these motion pictures and educational videos?

Management and our advisors have decades of experience and reputation in the motion picture industry and the Christian, horror and educational markets. We know where the motion pictures are, and we know the appropriate persons, we believe, that will deal with Goliath. Once we attain a critical mass of 100 properties or more, we think it will be not very difficult to be the "faith based," "minority content" etc. distributor that owners of motion pictures in these genres seek out.

What does "faith based" mean?

A "faith based" motion picture is one that has Christian themes, is uplifting, and is family friendly. Faith based motion pictures do have a "Christian" or traditional religious message underlying them, but are not "preachy."  According to Gallup, more than 42% of Americans attend church regularly. Internationally, Europe has a smaller but still significant population of attending Christians; Latin America and Christian Africa are higher. There exists a significant percentage of families worldwide which are extremely cautious regarding the viewing experiences of their children.

So how are you different than Netflix, Blockbuster and Hulu, to name a few? How can you compete with them? They have a lot of money and name recognition. Why wouldn't they jump into your niches?

We have a different approach. We may never be as big as one of these companies named, but we still think we can be profitable--and hopefully more so. They have to focus on the mass market, and not on niches. They look for product from the large and medium film libraries, such as MGM and Sony, for motion picture as well as television product. This product is expensive to license. For example, in 2011, Netflix spent almost $700 million to acquire streaming content. Netflix started breaking down streaming versus DVD revenue only in the fourth quarter of 2011; and had $476 million in revenue for domestic streaming and $424,000 in cost of goods sold. As a result of the high costs of acquiring streaming content, Netflix dropped its contract with Starz, losing 800 movies on March 1.

As far as entering our niche markets, it is an axiom of business that big companies are not likely to be nimble. If one of them wants to enter our space, it’s more likely they will prefer to acquire us than start from scratch.

Don't cable and satellite networks already offer specialty channels like TBN (for faith based) and BET (Black Entertainment Television (for the African-American Community)?

By the nature of programming, these channels have only a relatively small number of movies and programming in their rotation at any one time, and broadcast them in a cycle. Viewers do not have a broad choice and no means of watching their favorites on their own time schedule.

What other niches are you looking at entering?

We believe that the trend in home entertainment is servicing niches. Many viewers have cable or satellite service with hundreds of channels, but view only a few channels that cater to their particular interests. One significant type of niche we might target are the numerous immigrant groups in the United States. Other than Spanish speaking immigrants, coverage is scarce.  The last official data (2004) from the US Census Bureau is that 34.2 million persons in the US are foreign born, with 54% from Latin America, 25% from Asia and 14% from Europe. Foreign-born immigrants like to watch movies from their home countries.

There are many interest groups that might be interested in specialty movies or programming. In Southern California, for instance, Surfing is quite popular, and there exists a huge body of surfing films which would be of interest.

What about ancillary markets?

We plan to incorporate advertising in some unobtrusive fashion where possible. Some specialty interest groups (eg, Surfing) could have their own online shopping for related consumer products.

What films do you have now in inventory?

We presently have acquired the distribution rights to the following motion pictures: Seducing Spirits, The Perfect Argument, Marina Murders, Film Struggle, Divorce in America, A Wonderful Summer, The Truth About Layla, Living with Cancer and The Biggest Fan.  Under the distribution agreements Goliath will receive 30% of the gross revenues for each of the pictures we distribute. In general, our distribution contracts cover both domestic and international licensing agreements; however, for the picture The Biggest Fan we obtained limited distribution rights.

We expect to distribute these ten films in 2012 for which the gross licensing revenues are estimated to be $200,000-$300,000 per film.

How do these distribution rights work?

We enter into a Distribution Agreement for each film. Terms may be perpetual or limited by years. The Films we are acquiring with the proceeds of this offering will have a term of five years.  These Films will give us 50% of the gross profits, net of distribution and marketing costs, but for theatrical films we usually obtain 30%.  We license usage on a yearly or multi-year basis.  The key component of a market, especially foreign markets, is the tendency for a sold territory to continuously renew the license to show a film.

How many employees do you have? Do you have an office?

We have just 3 employees and we believe that is sufficient during the "content aggregation" phase of our development. . Our administrative office is in Los Angeles near Beverly Hills.

Do you have a website?

Our website is www.goliathfilmandmediainternational.com. We have a mirror site at www.goliathfilmandmedia.com.

Background

Item 1A. RISK FACTORS.

Risks Related to Our Business

Our limited operating history makes it difficult to evaluate our future business prospects and to make decisions based on of our historical performance.

We have a limited operating history, which makes it difficult to evaluate our business on the basis of historical operations. As a consequence, it is difficult to forecast our future results based upon our historical data. Reliance on our historical results may not be representative of the results we will achieve. Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, product costs or expenses. If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

Economic conditions and uncertain economic outlook could adversely affect our results of operations and financial condition

The global economy is currently undergoing a period of unprecedented volatility. We cannot predict when economic conditions will improve or stabilize. A prolonged period of economic volatility or decline could have a material adverse effect on our results of operations and financial condition and/or exacerbate the other risks related to its business.

Our results of operations depend significantly upon the commercial success of the motion pictures and television programming that we distribute, and underperformance at the box office of one or more motion pictures in any period can cause our results to be less than anticipated

Our results of operations will depend significantly upon the commercial success of the motion pictures and television programming that we distribute, which cannot be predicted with certainty. In particular, the underperformance at the box office of one or more motion pictures in any period may cause our revenue and earnings results for that period (and potentially, subsequent periods) to be less than anticipated, in some instances to a significant extent.   Due to the difficulty of predicting our results of operations and the other factors, it is difficult for industry or financial analysts to accurately forecast our results. The trading market for our common shares is influenced by the research and reports that such industry or financial analysts publish about us or our business. If an analyst who covers us changes his or her financial estimates or investment recommendation, or if our results of operations fall short of their estimates, the price of our common shares could decline.

Our results of operations are difficult to predict and depend on a variety of factors

Our results of operations will depend significantly upon the commercial success of the motion pictures or television program that we distribute, which cannot be predicted with certainty. Accordingly, our results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future periods. Our results of operations also may fluctuate due to the timing, mix, number and availability of our theatrical motion picture and home entertainment releases, as well as license periods for our content. Our operating results may increase or decrease during a particular period or fiscal year due to differences in the number and/or mix of films released compared to the corresponding period in the prior year or prior fiscal year. Our operating results also fluctuate due to our accounting practices (which are standard for the industry) which may cause us to recognize the production and marketing expenses in different periods than the recognition of related revenues, which may occur in later periods. For example, in accordance with GAAP and industry practice, we are required to expense film advertising costs as incurred, but are also required to recognize the revenue from any motion picture or television program over the entire revenue stream expected to be generated by the individual picture or television program.

The comparability of our results may be affected by changes in accounting guidance or changes in our ownership of certain assets and businesses.  Accordingly, our results of operations from year to year may not be directly comparable to prior reporting periods.

As a result of the foregoing and other factors, our results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future period.

Our success depends on the ability of its senior management team, as well as our ability to attract and retain key personnel.

Our success is highly dependent on the abilities of its management team. The management team must be able to effectively work together to successfully conduct our current operations, as well as implement our strategy, which includes significant domestic expansion. If we are unable to do so, our results of operations and financial condition may suffer. In addition, as part of our strategy of international expansion, there is intense competition for the services of qualified personnel. The failure to retain current key managers or key members of product development, manufacturing, or marketing staff, or to hire additional qualified personnel for new operations could be detrimental to our business.

Risks Related to Our Securities

We may raise capital in future offerings.

An offering might require the participation of institutional investors, which are more likely to demand more stringent terms for any placement.  We have not determined the terms for any offering.  Any future offering may be for common stock, or may be for a security with rights superior to that of the common stock. In connection with any offering, we may be required to add investor’s representatives to the Board of Directors, or may be required to commit to other conditions. If other conditions are not met, existing investors could have their rights or equity ownership substantially diluted. We cannot at this time determine the terms of any follow-on offering or whether it will ever occur.

We do not expect to pay dividends on its outstanding shares in the foreseeable future.

We have not paid dividends in the past and does not have, or anticipate having, any funds for such purpose in the foreseeable future.  Even if such funds become available, we do not expect to pay dividends in the foreseeable future but, instead, will use all funds from operations for the continued development of the business.

Our common stock is quoted only on the OTC Bulletin Board, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or NASDAQ system. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock, and could have a long-term adverse impact on our ability to raise capital in the future.

Because we became public by means of a “reverse merger,” we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. We cannot assure you that brokerage firms will want to conduct any secondary offerings on behalf of us in the future.

We cannot assure you that the common stock will become liquid or that it will be listed on a securities exchange.

We would like to list our common stock on the NASDAQ Capital Market as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of either of those or of any other stock exchange, or that we will be able to maintain any such listing. We are presently on then the OTC Bulletin Board thus, investor liquidity may be limited.

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

Although we currently do not have preferred shares outstanding, we could at some time in the future authorize preferred shares and the board of directors could complete the issuance of a series of preferred stock that would grant holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to common stockholders, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. To the extent that we do issue preferred stock, the rights of holders of common stock could be impaired thereby, including without limitation, with respect to liquidation.

Compliance with corporate governance and disclosure standards is costly.

We have spent and continue to spend a significant amount of management time and resources to comply with laws, regulations and standards relating to corporate governance and public disclosure. Because we qualify as a smaller reporting company, our independent registered public accounting firm is not required to provide an attestation report. However, there is no guarantee that we will receive management assurance or an attestation by our independent registered public accounting firm that internal control over financial reporting is effective in future periods. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal controls over financial reporting is not effective as required by Section 404 of Sarbanes-Oxley, investor perceptions of us may be adversely affected. In addition, overhead may increase as a result of the additional costs associated with complying with the complex legal requirements associated with being a public reporting company.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

This item is not applicable because we are a "smaller reporting company" as defined in Exchange Act Rule 12b-2.

Item 2. PROPERTIES

Our principal executive and administrative offices are currently located at 640 S. Vicente Blvd., Fifth floor, Los Angeles, CA  90048. We rent these offices on a month to month basis and they are adequate for our current needs.

Item 3. LEGAL PROCEEDINGS

Not Applicable.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

Market information and issuance of unregistered securities

Our Common Stock has traded on the OTC Bulletin Board under the symbol GFMH.OB since March 3, 2012.  From June 23, 2010 through March 3, 2012, the stock traded under the symbol CADT.PK. Prior to June 23, 2010, the symbol was VDTI.PK.  There was a 1-for-1,000 reverse split which was affected on June 23, 2010.  Prior to January 31, 2012, the trading for the common stock was limited and sporadic.

The high and low sales prices for the common stock since January 31, 2012 were as follows:

Quarter Ended	High	Low
April 30, 2012	$ .21	$ .05
January 31, 2012	.12	.10

All share information is adjusted for stock splits and stock dividends. The above information was supplied by the OTC Bulletin Board and these prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b)

Holders

As of June 30, 2012, there were 94 record holders of our common stock.

(c)

Dividends

We have not paid any dividends on its common stock.  We currently intend to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d)

Equity Compensation Plans

Equity Compensation Plan Information as of April 30, 2012

Number of Securities

remaining available

(a)

(b)

for future issuance

Number of Securities

Weighted Average

under equity

To be issued upon

exercise price of

compensation plans

        exercise of existing    outstanding options,   (excluding securities

Options, warrants

warrants and

reflected in Plan Category

and rights

rights

column (a)

Equity compensation

 --

$

--

--

plans approved by

security holders

Equity compensation

_-

--

--

plans not approved

by security holders

Total

--

--

--

Company repurchases of common stock during the years ended April 30, 2012 and 2011.

None

(e)

Performance Graphic.  We are not required to provide a performance graph since it is a "smaller reporting company" as defined in Regulation S-K Rule 10(f).

Subsequent to April 30, 2012, the Company has issued a total of 106,280 restricted common shares to an affiliate in accordance with Rule 144, in exchange for approximately $31,884.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

All share issuances for the year ended April 30, 2012 have been disclosed in prior filings. On May 1, 2012 we issued 243,334 restricted common shares to an affiliate pursuant to a private placement memorandum. Further, we issued 100,000 restricted common shares to a non affiliated third party pursuant to a private placement along with a consulting contract for 250,000 restricted common shares to assist us in the distribution of certain films. We issued 5,138,889 restricted common shares to John Ballard, our Chief Financial Officer pursuant to his consulting contract dated October 27, 2011 and amended May 1, 2012. We also issued 544,444 restricted common shares for professional services per consulting contracts dated October 27, 2011 and amended May 1, 2012.

We issued 6,000,000 restricted common shares to Lamont Roberts, our President and Chief Executive Officer, pursuant to his employment contract dated May 1, 2012. Further, we issued 10,000,000 restricted common shares to Kaila Criscione, our Chief Operating Officer pursuant to her employment contract dated May 01, 2012.

We issued a total of 22,303,334 common shares, all with a Rule 144 restrictive legend.

Item 6.

SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to respond to this item.

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Disclaimer Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “believes,” “management believes” and similar language.  Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned “Risk Factors,” as well as any cautionary language in this report; provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this Form 10-K.

Critical Accounting Policies and Estimates

Principles of consolidation. The consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company balances and transactions are eliminated on consolidation.

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

Accounts receivable.

Accounts receivable mainly represent amounts earned and are collectible from customers.  Accounts receivable are stated at the amount we expect to collect.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make the required payments and use the specific identification method to record such allowances.  We consider the following factors when determining the collectability of accounts receivable:  a customer's credit-worthiness, past collection history, and changes in a customer's payment terms. Allowance for doubtful accounts is made based on any specifically identified accounts receivable that may become uncollectible.

Plan of Operations

We have not yet enjoyed any revenues. In the year ending April 30, 2012, notes payable in the amount of $38,000 was advanced by a related party; in addition $103,000 was raised from the sale of stock were advanced from business prospects for future business projects with us.  The note carries three percent interest and is due on October 27, 2013. As of the date of this filing the note has been repaid.

We had a net loss before income taxes of $146,351 or an increase of $17,981 or 14.0% for the year ending April 30, 2012 compared to a net loss before income taxes of $128,370 for year ended April, 30, 2011. The increase in net loss in the period was primarily the result of greater rent expense of $14,767 compared to no rent expense in year ended April 30, 2011 and professional expenses of $43,718 for year ended April 30, 2012 compared to no professional fees in the same period in 2011.  For the year ended April 30, 2012 we had total expenses of $145,781 or an increase of $22,043 or 17.8% (not including interest expense) for the year ending April 30, 2012 compared to total expenses of $123,738 for year ended April, 30, 2011. The increase in net loss in the period was primarily the result of greater rent expense of $14,767 compared to no rent expense in the year ended April 30, 2011 and professional expenses of $43,718 for year ended April 30, 2012 compared to no professional fees in the same period in 2011. Interest expense for year ended April 30, 2012 was $570 compared to $4,632 or a decrease of $4,062 as a result of our decrease in liabilities.  In fiscal 2013, we expect to begin to generate revenues from the distribution of films we plan to develop or license during the year.

Total assets were $22,299 as of April 30, 2012 compared to $9,922 as of April 30, 2011 primarily the result of a 99% increase in prepaid assets of $19,266. Total liabilities as of April 30, 2012 were $66,430 compared to $177,865 as of April 30, 2011, or a decrease of $111,435 or 62.7%.  The decrease was the result of a note to a previous related party of $161,335 that was cancelled as part of the October 27, 2011 reverse merger with China Advanced Technology. The shareholders’ deficit as of April 30, 2012 was $44,131 compared to a deficit of $167,943 as of April 30, 2011.

Net cash used in operating activities was $107,333 in fiscal 2012 compared to net cash used in operations in fiscal 2011 of $107,935. During the year ended April 30, 2012, the founders contributed $47,000 and a private placement provided $36,000 in cash to fund operations. Net cash provided by financing activities was 110,251 in fiscal 2012, compared to net cash provided by financing activities of $116,426 in the year ended April 30, 2011. Net cash used in investing activities was $2,550 in fiscal 2012, compared to net cash used in investing activities of $8,492 in the year ended April 30, 2011.

Our cash needs in the year ended April 30, 2013 are estimated to be $200,000. This budget is based on the assumption that we will carry out one project at a time for which we will need about $50,000 in working capital; general and administrative expenses of $150,000 for the costs related to being public, and miscellaneous office expenses. We sold 343,334 shares for net proceeds of $103,000 in offerings conducted in fiscal year 2012 and raised $38,000 through a related party note. As we move forward with our business plan we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2013 fiscal year.

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

Since we have not yet generated any revenues until after April 30, 2010, we were a development stage company as that term is defined in Section 915 - Development Stage Entities, of the FASB Accounting Standards Codification.  Our activities have mostly been devoted to seeking capital; seeking supply contracts and development of a business plan.  Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds.  We do not believe that conventional financing, such as bank loans, is available to us due to these factors.  We have no bank line of credit available to us.  Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to affect our business plan.

Our future operating results are subject to many factors including:

•

our success in obtaining contracts for our services;

•

the success of any joint marketing agreements;

•

our ability to obtain additional financing; and

•

other risks which we identify in future filings with the SEC.

Any or all of our forward looking statements in this filing and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward looking statement can be guaranteed. In addition, we undertake no responsibility to update any forward-looking statement to reflect events or circumstances which occur after the date of this prospectus.

Investment in Documentary

On July 28, 2012, we acquired a 30% exclusive interest for three years of an A.C. Green, former National Basketball Association star, documentary of his career.

We paid $7,085 to acquire this interest, of which a deposit of $2,550 was paid as of April 30, 2012 and the remaining $4,535 has been paid as of July 29, 2012.

Contractual Obligations and Off-Balance Sheet Arrangements

We do not have any contractual obligations or off balance sheet arrangements.

In May 2011, the FASB issued ASU 2011-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2011. We do not expect the provisions of ASU 2011-19 to have a material effect on our financial statements.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. We adopted ASU No. 2011-04 effective January 1, 2012 and it did not affect our results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  We adopted ASU 2011-05 effective January 1, 2012 and it did not affect our results of operations, financial condition or liquidity.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013.  We do not expect adoption of this standard to have a material impact on its consolidated results of operations, financial condition, or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

Commitments and Contingencies

We did not record any legal contingencies as of April 30, 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable since we are a smaller reporting company.

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements include the following:

GOLIATH FILM AND MEDIA HOLDINGS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2012 AND 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Goliath Film and Media Holdings

(A Development Stage Company)

Los Angles, California

We have audited the accompanying consolidated balance sheets of Goliath Film and Media Holdings, as of April 30, 2012 and April 30, 2011, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the period for the years then ended and from the inception on May 1, 2008 to April 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company (A Development Stage Company) as of April 30, 2012 and April 30, 2011, and the results of their  operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2012 and April 30, 2011, and accordingly, we do not express an opinion thereon.

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

/s/ Sam Kan & Company

Sam Kan & Company

August 9, 2012

Alameda, California

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

(audited)

	APRIL 30,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$483	$2
Prepaid assets	19,266	--
Total current assets	19,749	2

Long-term assets
Investment in documentary	2,550	--
Furniture and equipment, net	--	9,920
Total long-term assets	2,550	9,920

Total assets	$22,299	$9,922

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$22,610	$116
Accounts payable - related party	36,000	7,137
Notes payable - related party	--	161,335
Accrued interest - related party	570	9,277
Total current liabilities	59,180	177,865

Long term note payable - related party	7,250	--
Total long term liabilities	7,250	--

Total liabilities	66,430	177,865

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 1,000,000
shares authorized; no shares issued and outstanding
at April 30, 2012 and 2011	--	--

Common stock, $.001 par value, 149,000,000 shares
authorized; 67,343,334 and 89,619,816 shares
issued and outstanding, at April 30, 2012 and 2011	67,343	82,620
Additional paid in capital	35,657	(250,563)
Deficit accumulated during the development stage	(147,131)	--
Total stockholders' equity (deficit)	(44,131)	(167,943)

Total liabilities and stockholders’ equity (deficit)	$22,299	$9,922

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF INCOME

(audited)

			For the Period
	For the Year Ended		May 1, 2008
			(inception) to
	April 30, 2012	April 30, 2011	April 30, 2012

Revenue	$--	$--	$--

Cost of goods sold	--	--	1,125

Gross profit	--	--	(1,125)

Operating Expenses
Sales and marketing	5,650	66,849	72,499
Rent	14,767	--	14,767
Professional fees	43,718	--	43,718
General and administrative	81,646	56,889	203,760
Total operating expenses	145,781	123,738	334,744

Loss from operations	(145,781)	(123,738)	(335,869)

Other income (expense)
Interest expense	(570)	(4,632)	(9,847)
Total other income/ (expense)	(570)	(4,632)	(9,847)

Loss before income taxes	(146,351)	(128,370)	(345,716)

Provision for income taxes	(780)	(6,153)	(7,730)

Elimination of accumulated deficit due to reverse acquisition	--	--	206,315

Net loss	$(147,131)	$(134,523)	$(147,131)

Net loss per share of common stock:
Basic	$(0.00)	$(0.00)

Weighted average shares
outstanding	57,066,658	32,512,280

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(audited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Capital
	Shares	Amount

Balances, May 1, 2008 (Inception)	--	$--	$--	$--	$--

Common stock issued	4,800,000	4,800	(4,428)	--	372
Reverse merger with the shell company	419,816	420	(420)	--	--
Issuance of shares – merger and acquisition	47,000,000	47,000	(47,000)	--	--
Net loss, period ended April 30, 2009	--	--	--	(50,804)	(50,804)
Balances, April 30, 2009	52,219,816	52,220	(51,848)	(50,804)	(50,432)

Net loss, year ended April 30, 2010	--	--	--	(20,988)	(20,988)
Balances, April 30, 2010	52,219,816	52,220	(51,848)	(71,792)	(71,420)

Issuance of shares - services	20,000,000	20,000	5,000	--	25,000
Issuance of shares - private placement	10,400,000	10,400	2,600	--	13,000
Elimination of China Advance retained earnings	--	--	(206,315)	206,315	--
Net loss, year ended April 30, 2011	--	--	--	(134,523)	(134,523)
Balances, April 30, 2011	82,619,816	82,620	(250,563)	--	(167,943)

Issuance of shares – private placement	343,334	343	102,657	--	103,000
Cancellation of stock in connection with reverse merger	(15,619,816)	(15,620)	183,563	--	167,943
Net loss, year ended April 30, 2012	--	--	--	(147,131)	(147,131)
Balances, April 30, 2012	67,343,334	$67,343	$35,657	$(147,131)	$(44,131)

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(audited)

			For the Period
			May 1, 2008
	For the Year Ended		(inception) to
	April 30, 2012	April 30, 2011	April 30, 2012

Net Income (loss)	$(147,131)	$(134,523)	$(353,446)
Adjustments to reconcile net income to
net cash used by operating expenses
Depreciation	--	8,602	23,336
Issuance of common stock for service rendered	--	25,000	25,000
Changes in operating assets and liabilities:
Increase in prepaid assets	(19,266)	--	(19,266)
Increase (decrease) in accounts payable	22,494	(11,646)	34,392
Decrease in accounts payable – related party	36,000	--	36,000
Increase (decrease) in accrued interest – related party	570	4,632	570
Net cash used in operating activities	(107,333)	(107,935)	(243,414)

Cash flows from investing activities
Investment in subsidiary	(2,550)	--	(2,550)
Purchase of office furniture and equipment	--	(8,492)	(28,624)
Cash flows used in investing activities	(2,550)	(8,492)	(31,174)

Cash flows from financing activities
Proceeds from issuance of common stock	103,001	13,000	116,372
Increase in loan from shareholder	7,250	103,429	7,250
Net cash provided by financing activities	110,251	116,429	123,622

Non-cash China Advance acquisition	(167,831)	--	151,449
Retirement of common stock	167,944	--	--

Net change in cash and cash equivalent	481	2	483
Cash and cash equivalent at beginning of period	2	--	--
Cash and cash equivalent at end of period	$483	$2	$483

Supplemental Disclosure of non-cash investing and
financing activities:
Issuance of securities for services rendered	$--	$25,000	$25,000
Repay prior officer’s loan	$9,920	$--	$--
Supplemental Disclosure of cash flow Information:
Cash paid for interest	$--	$--	$--
Cash paid for taxes	$--	$--	$--

See accompanying notes to consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDING APRIL 30, 2012 AND 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On October 31, 2011 (the “Closing Date”), China Advanced Technology acquired Goliath Film and Media International, a California corporation, by issuing 47,000,000 shares of its Common Stock, constituting 70.1% of the outstanding shares after giving effect to their issuance and the cancellation of 15,619,816 shares held by China Advanced Technology’s prior control person.  Immediately following the Closing, 67,100,000 shares were issued and outstanding, including the 100,000 shares sold as described in Note 6. On the Closing Date, the name of China Advanced Technology was changed to Goliath Film and Media Holdings.  All share numbers herein have been adjusted for an eight-for-1 forward stock split affected as of the Closing Date. The forward stock split was reflected in the trading market on February 13, 2012.  The transaction was accounted for as a reverse acquisition in which Goliath is deemed to be the accounting acquirer, and the prior operations of China Advanced Technology are consolidated for accounting purposes. Since China Advanced Technology had no operations, assets, or liabilities as of the Closing, no audit of that entity was required under the materiality thresholds of Regulation S-X Rule 8-04.

Organization, Nature of Business and Trade Name

The Company is engaged in the distribution of films and pictures.  The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with ASC 915, “Development Stage Entities”, formerly known as SFAS 7, “Accounting and Reporting by Development State Enterprises.”

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.

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

The Company has been in the development stage since inception and has no operation to date.  The Company currently does not have any accounts receivable.  The above accounting policies will be adopted upon the Company carrying accounts receivable.

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

Revenue Recognition

Goliath Film and Media International, intends to develop and license for distribution quality film content. Revenue is recognized when the company receives a contract for the license of its content and its content is delivered to the customer.

The Company has been in the development stage since inception and has no operations to date.  The Company currently does not have a means for generating revenue.  Revenue and cost recognition procedures will be implemented based on the type of properties required and sale contract specifications.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the years ended April 30, 2012 and 2011.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the years ended April 30, 2012 and 2011.

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

•

Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

•

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The Company’s adoption of FASB ASC Topic 825 did not have a material impact on the Company’s consolidated financial statements.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at April 30, 2012.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of April 30, 2012, the Company had no assets other than accounts receivable, cash, and furniture and equipment.

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

Basic and diluted earnings per share are the same as there were no potentially dilutive instruments for the years ended April 30, 2012 and 2011.

Concentrations, Risks, and Uncertainties

The Company did not have a concentration of business with suppliers or customers constituting greater than 10% of the Company’s gross sales during 2012 and 2011.

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

Stock Based Compensation

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our Consolidated Statement of Income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASU No. 2011-04 effective January 1, 2012 and it did not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company adopted ASU 2011-05 effective January 1, 2012 and it did not affect the Company’s results of operations, financial condition or liquidity.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013.  The Company does not expect adoption of this standard to have a material impact on its consolidated results of operations, financial condition, or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 - GOING CONCERN

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

During the next year, the Company's foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission.  The Company may experience a cash shortfall and be required to raise additional capital.

Historically, the Company has relied upon internally generated funds and funds from the sale of shares of stock to finance its operations and growth.  Management may raise additional capital through future public or private offerings of the Company's stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing.  The Company's failure to do so could have a material and adverse effect upon its and its shareholders.

In the past year, the Company funded operations by using cash proceeds received through the issuance of common stock.  For the coming year, the Company plans to continue to fund the Company through debt and securities sales and issuances.

NOTE 4 – INVESTMENT IN DOCUMENTARY

On July 29, 2012, the Company acquired a 30% exclusive interest for three years of an A.C. Green, former National Basketball Association star, documentary of his career.

The Company paid $7,085 to acquire this interest, of which a deposit of $2,550 was paid as of April 30, 2012 and the remaining $4,535 has been paid as of July 29, 2012.

NOTE 5 – FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following as of April 30, 2012 and 2011:

April 30, 2012

Accumulated

Category of Asset

Cost

Depreciation

Net

Equipment

--

--

--

Furniture & Fixtures

--

--

--

Total

--

--

--

April 30, 2011

Accumulated

Category of Asset

Cost

Depreciation

Net

Equipment

24,087

17,436

6,651

Furniture & Fixtures

9,169

5,900

3,269

Total

33,256

23,336

9,920

The depreciation expenses were $0 and $8,602 for the years ended April 30, 2012 and 2011, respectively.

NOTE 6 – NOTES PAYABLE

In the year ending April 30, 2012, notes payable in the amount of $11,500 was advanced by a related party, bearing no interest and was repaid as of October 31, 2011.

In the year ending April 30, 2012, notes payable in the amount of $38,000 was advanced by a related party, with an outstanding balance of $7,250 as of April 30, 2012.  This is an unsecured loan bearing 3% and is due on October 27, 2013.  This note has been repaid in full as of the date of this filing.

The interest expense for the years ending April 30, 2012 and 2011 is $570 and $4,632, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

On November 4, 2011, we entered into an agreement with a related party to write and produce a film.

In accordance with the agreement, the Company paid $10,000 for the script that is recorded as a short term asset on the balance sheet.

The related party is the father of the Company’s Chief Operating Officer.

During the year ended April 30, 2012, the Company sold 243,334 restricted common shares to an affiliate pursuant to a private placement memorandum in exchange for $73,000.

The Company has consulting agreements with its Chief Financial Officer and another individual who performs accounting services for the Company, under which they are compensated $4,000 and $2,000 per month, respectively, of the Company’s restricted common stock.  At April 30, 2012, a total of $36,000 has been accrued in Accounts Payable – Related Party.

Related party transactions have been disclosed in the other notes to these financial statements.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

No amounts were paid for interest or income taxes during the period from May 1, 2008 (date of inception) to April 30, 2012.

NOTE 9 – INCOME TAXES

As of April 30, 2012, the Company had net operating loss carryforwards of approximately $277,271, which expire in varying amounts between 2017 and 2027.  Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this (and other) potential future tax benefits has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforwards period are revised.

Deferred income tax assets of $161,517 at April 30, 2010, was offset in full by a valuation allowance.

The components of the Company's net deferred tax assets, including a valuation allowance, are as follows:

Deferred Tax Assets

As of April 30, 2011

As of April 30, 2011

Net operating loss

  carryforwards

$ 277,271

$ 385,481

Net deferred tax assets

  before valuation allowance

161,517

161,517

Less:  Valuation allowance

(161,517)

(161,517)

Net deferred tax assets

0

0

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

As of April 30, 2012

As of April 30, 2011

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

NOTE 10 – NET LOSS PER COMMON SHARE

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

NOTE 11 – CAPITAL STOCK

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at April 30, 2012 or 2011.

The Company has authorized 149,000,000 shares of par value $0.001 common stock, of which 67,343,334 and 35,619,816 shares are outstanding at April 30, 2012 and 2011, respectively.

On October 31, 2011 (the “Closing Date”), China Advanced Technology acquired Goliath Film and Media International, a California corporation, by issuing 47,000,000 shares of its Common Stock, constituting 70.1% of the outstanding shares after giving effect to their issuance and the cancellation of 15,619,816 shares held by China Advanced Technology’s prior control person.  Immediately following the Closing, 67,100,000 shares were issued and outstanding, including the 100,000 shares sold as described in Note 6. On the Closing Date, the name of China Advanced Technology was changed to Goliath Film and Media Holdings.  All share numbers herein have been adjusted for an eight-for-1 forward stock split affected as of the Closing Date. The forward stock split was reflected in the trading market on February 13, 2012.  The transaction was accounted for as a reverse acquisition in which Goliath is deemed to be the accounting acquirer, and the prior operations of China Advanced Technology are consolidated for accounting purposes. Since China Advanced Technology had no operations, assets, or liabilities as of the Closing, no audit of that entity was required under the materiality thresholds of Regulation S-X Rule 8-04. In addition, the capital was retroactively adjusted to reflect the reverse acquisition.

During the year ended April 30, 2012, the Company sold 243,334 restricted common shares to an affiliate pursuant to a private placement memorandum in exchange for $73,000. Further, the Company issued 100,000 restricted common shares to a non affiliated third party pursuant to a private placement memorandum in exchange for $30,000.

NOTE 12 – OPERATING LEASE

On October 12, 2011, we entered into a 12-month lease for 597 square feet of office space. The rent is approximately $2,264 per month.

At April 30, 2012, future minimum lease payments under the non-cancellable lease for the year ended April 30, 2012 is $13,583.

NOTE 13 – SUBSEQUENT EVENTS

On July 29, 2012, the Company acquired a 30% exclusive interest for three years of an A.C. Green, former National Basketball Association star, documentary of his career.

The Company paid $7,085 to acquire this interest, of which a deposit of $2,550 was paid as of April 30, 2012 and the remaining $4,535 has been paid as of July 29, 2012.

Subsequent to April 30, 2012, the Company has issued a total of 106,280 restricted common shares to an affiliate in accordance with Rule 144, in exchange for approximately $31,884.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On May 1, 2012 the Company issued 243,334 restricted common shares to an affiliate pursuant to a private placement memorandum (see Note 11). Further, the Company issued 100,000 restricted common shares to a non affiliated third party pursuant to a private placement (see Note 11) along with a consulting contract for 250,000 restricted common shares to assist the Company in the distribution of certain films. The Company issued 5,138,889 restricted common shares to John Ballard, our Chief Financial Officer pursuant to his consulting contract dated October 27, 2011 and amended May 1, 2012. The Company also issued 544,444 restricted common shares for professional services per consulting contracts dated October 27, 2011 and amended May 1, 2012.

The Company issued 6,000,000 restricted common shares to Lamont Roberts, our President and Chief Executive Officer, pursuant to his employment contract dated May 1, 2012. Further, the Company issued 10,000,000 restricted common shares to Kaila Criscione, our Chief Operating Officer pursuant to her employment contract dated May 1, 2012.

The Company issued a total of 22,303,334 Common Shares, with Restrictive Legend.

Item 9A(T).

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (April 30, 2011), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

OTHER INFORMATION

Not applicable

Item 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The member of the Board of Directors of Goliath Film and Media Holdings serves until the next annual meeting of stockholders, or until their successors have been elected.  The officer serves at the pleasure of the Board of Directors.  The following are the directors and executive officers of Goliath Film and Media Holdings.

Lamont Robert, President and Chief Executive Officer

Lamont Roberts, 57, has been President, Chief Executive Officer and Director of Goliath since October, 2011. In 1997 he co-founded Millennium Personal and Business Management Corporation with Wilt Chamberlain, representing and managing a client base comprising actors, athletes, directors, musicians and writers. In the late 1990s Mr. Roberts also began producing film and television projects. In 2003, he was hired as the chief executive of Reel Image, Inc., an independent production and distribution company.  As the head of Reel Image, Inc., Mr. Roberts partnered with film industry veterans Reuben Cannon and Michael Shultz and provided the initial funding of development capital for a future episodic series and/or film based upon the famous Blokhedz cartoon characters. Currently he is working on distributing a documentary that he wrote, funded and produced entitled “Chosen By God- the Great Black Pharaohs of the 25th Dynasty.” As an independent producer, Mr. Roberts produced the feature films “The Truth About Layla,” and “The Marina Murders.” He acted as an Associate Producer on the feature film “Seducing Spirits,” and was the executive in charge of production for the feature film “The Perfect Argument,” and the documentaries “Film Struggle,” and “Living with Cancer.”  Mr. Roberts has a BSBA in Finance and an MA in Real Estate and Urban Economics from the University of Florida. He is a best selling author and lives in Marina Del Rey, CA.

           Kaila Criscione, Chief Operating Officer

Kaila Criscione, 24, Chief Operating Officer and Director since October 2011, has already garnered experience in the entertainment industry. She was the cinematographer/editor for Chosen By God- the Great Black Pharaohs of the 25th Dynasty, and has written, directed and/or acted as cinematographer of several short films and commercials. Kaila Criscione has presented a number of television and film roles, including starring in "The Biggest Fan" under the name Kaila Amariah, in which she won the Best Actress, Golden Spirit Award, Best Up and Coming Actress by Pop Star Magazine, and starring in The Truth About Layla, Sacred Journey, Seducing Spirits, and Dizzyland.  Ms. Criscione has also won four national titles in public speaking, and graduated from the University of Southern California with a Bachelor of Arts in Cinematic Arts Film and Television Production.

John Ballard, Chief Financial Officer

John Ballard, 54, was elected as Chief Financial Officer in October, 2011. From September 2003 to 2009, Mr. Ballard was Chief Financial Officer of Worldwide Manufacturing USA, Inc., a publicly traded company headquartered in California. John Ballard has nearly two decades of business management, project management, and accounting experience. From January 2002 to the present, Mr. Ballard has been a financial consultant and director of Reveal Systems, Inc., a software development company and Internet provider based in Longmont, Colorado. Mr. Ballard was the Chief Financial Officer of Call Solutions Inc., a publicly traded company, from October 1999 to November 2002. Call Solutions was in the business of opening call centers. From 1997-1999 Mr. Ballard owned and operated the food operations Cookies N Kreme and Lincoln Street Cafe in the Denver Metropolitan Area. In 1993, Mr. Ballard retired and he traveled until 1997.  From 1988 to 1993, Mr. Ballard was Chief Financial Officer for Apple Sundries, Inc., a Denver retail chain. Mr. Ballard holds a Bachelor of Science Degree in Management and Marketing from the University of Colorado where he graduated Magna Cum Laude. Mr. Ballard also holds a Masters of Business Administration from Regis University.

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

Limitation of Liability and Indemnification

Goliath’s Articles of Incorporation provisions may be interpreted to provide for the indemnification of officers and directors for certain civil liabilities, including liabilities arising under the Securities Act.  In the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Code of Ethics

Goliath Film and Media Holdings has not adopted a code of ethics which applies to the chief executive officer, chief operating officer and chief financial officer, because of our level of operations of the public entity in 2012.  Goliath Film and Media Holdings intends to adopt a code of ethics during calendar 2012.

Audit Committee Financial Expert

Goliath Film and Media Holdings does not have either an Audit Committee or a financial expert on the Board of Directors.   The Board of Directors believes that obtaining the services of an audit committee financial expert is not economically rational at this time in light of the costs associated with identifying and retaining an individual who would qualify as an audit committee financial expert, the limited scope of our operations and the relative simplicity of our financial statements and accounting procedures.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Goliath Film and Media Holdings officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  Officers, directors and ten percent stockholders are required by regulation to furnish Goliath Film and Media Holdings with copies of all Section 16(a) forms they file.  The Company's common stock did not become registered under the Exchange Act until after the year ended April 30, 2012, so Section 16(a) is not applicable to the Company.

Item 11.

EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Company's sole executive officer for the years ended April 30, 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Lemont Roberts, CEO and PRES.	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	2,000 0	2,000 0

Kaila Criscione, COO	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	3,333 0	3,333 0
John Ballard	2011 2010	9,000 0	0 0	0 0	0 0	0 0	0 0	1,713 0	10,713 0

Mr. Roberts received 6,000,000 shares per his employment contract in May 2012 for service valued at $6,000 or $3,000 per year expiring May 2014. There is no other cash or non cash compensation paid to Mr. Roberts.

Ms. Criscione received 10,000,000 shares per his employment contract in May 2012 for service valued at $10,000 or $5,000 per year expiring May 2014. There is no other cash or non cash compensation paid to Ms. Criscione.

Mr. Ballard received 5,138,889 shares per his employment contract in May 2012 for service valued at $5,139 or $2,570 per year expiring May 2014. Mr. Ballard also received $9,000 in cash in the year ending April 2012.  There is no other cash or non cash compensation paid to Mr. Ballard.

No amounts are paid or payable to directors for acting as such.

Employment Agreements with Executive Officers

We have any employment agreements with our executive officers.  Mr. Lamont and the Company entered into a two-yer agreement on May 1, 2012, providing for compensation of 6 million shares of common stock over the two years. The agreement is at will. Ms. Criscione and the Company entered into a two-yer agreement on May 1, 2012, providing for compensation of 10 million shares of common stock over the two years. The agreement is at will.

Director Compensation

Currently our directors serve without compensation.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information relating to the beneficial ownership of Company common stock as of July 1, 2012 by (i) each person known by Goliath Film and Media Holdings to be the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of Goliath Film and Media Holdings directors and executive officers, and (iii) the Percentage After Offering assumes the sale of all shares offered.  Unless otherwise noted below, Goliath Film and Media Holdings believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities.  Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to the shares. We had 89,303,334 shares outstanding as of July 1, 2012.

Name	Office	Number of Common Shares Owned	Percentage of Shares Owned

Lamont Roberts	Chief Executive Officer	13,000,000(1)	14.6%
Kaila Criscione	Chief Operating Officer	30,000,000	33.6%
John Ballard	Chief Financial Officer	5,138,889	5.7%
Kevin Frawley	none	20,243,334(1)	22.7%

Total officer/director/5% owners		68,382,223	76.6%

(1)  Mr. Frawley has granted to Lamont Roberts all rights to vote and direct the disposition of 20,000,000 shares held of record by Mr. Frawley.

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

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

During the period covering the fiscal years ended April 30, 2012 and 2011, our principal accounting firm Sam Kan & Company was paid $1,000 in fiscal year 2012 for 2012 review fees, and $5,000 in fiscal year 2011 for audit fees for the year ended April 30, 2010 and $800 in review fees for the January 2011 financial statements.

Tax Fees

None.

All Other Fees

None.

Audit Committees pre-approval policies and procedures

We do not have an audit committee.  Our engagement of Sam Kan & Company as our independent registered public accounting firm was approved by the Board of Directors.

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Financial Statements. All Financial Statements are listed in Item 7. No schedules are required.

(b)

Exhibits.  The following exhibits of the Company are included herein.

Number

Description

3.1

Articles of Incorporation (1)

3.2

Articles of Merger with China Advanced Technologies Corporation (1)

3.3

Bylaws (1)

10.1

Employment Agreement with Lamont Roberts. (2)

10.2

Employment Agreement with Kaila Criscione. (2)

21.

Subsidiaries: The Company has a California subsidiary, Goliath Film and Media International. 31.1

Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)(2)

31.2

Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)(2)

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350(2).

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350(2).

(1)

Incorporated by reference with the exhibit so numbered in the Company's Registration Statement on Form S-1, file number 333-169212.

(2)

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2012.

GOLIATH FILM AND MEDIA HOLDINGS

By:

/s/ Lamont Roberts

Lamont Roberts

Chief Executive Officer, Director,  and President

By:

/s/ John Ballard

John Ballard

Chief Financial Officer

By:

/s/ Kaila Criscione

Kaila Criscione

Chief Operating Officer and Director