Form 10-Q
period 2012-07-31
Goliath Film & Media Holdings
filed 2012-09-11
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 89,886,667 shares of common stock issued and outstanding as of September 5, 2012.

GOLIATH FILM AND MEDIA HOLDINGS

PART I – FINANCIAL INFORMATION	Page(s)
Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of July 31, 2012	4

Unaudited Condensed Consolidated Statements of Operations for the three month periods ended July 31, 2012 and 2011	5

Unaudited Consolidated Statements of Cash Flows for the three month periods ended July 31, 2012 and 2011	6

Notes to the Unaudited Condensed Consolidated Financial Statements	7

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

The results for the periods ended July 31, 2012 are not necessarily indicative of the results of operations for the full year.

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

	July 31, 2012	April 30, 2012
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$1,082	$483
Prepaid assets	35,497	19,266
Total current assets	36,579	19,749

Long-term assets
Investment in documentary	7,085	2,550
Total long-term assets	7,085	2,550

Total assets	$43,664	$22,299

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$27,160	$22,610
Accounts payable - related party	--	36,000
Accrued interest - related party	--	570
Total current liabilities	27,160	59,180

Long term note payable - related party	--	7,250
Total long term liabilities	--	7,250

Total liabilities	27,160	66,430

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 1,000,000
shares authorized; no shares issued and outstanding
at July 31, 2012 and April 30, 2012	--	--

Common stock, $.001 par value, 149,000,000 shares
authorized; 89,886,667 and 67,343,334 shares
issued and outstanding, at July 31, 2012 April 30, 2012	89,887	67,343
Additional paid in capital	101,363	35,657
Deficit accumulated during the development stage	(174,746)	(147,131)
Total stockholders' equity (deficit)	16,504	(44,131)

Total liabilities and stockholders’ equity (deficit)	$43,664	$22,299

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

			For the Period
	For the Three Months Ended,		May 1, 2008
			(inception) to
	July 31, 2012	July 31, 2011	July 31, 2012

Revenue	$--	$--	$--

Cost of goods sold	--	--	1,125

Gross profit	--	--	(1,125)

Operating Expenses
Sales and marketing	--	100,454	72,499
Rent	4,772	--	19,539
Professional fees	6,000	--	49,718
General and administrative	14,913	4,256	218,673
Total operating expenses	25,685	104,710	360,429

Loss from operations	(25,685)	(104,710)	(361,554)

Other income (expense)
Interest expense	(1,735)	(1,158)	(11,582)
Total other income/ (expense)	(1,735)	(1,158)	(11,582)

Loss before income taxes	(27,420)	(105,868)	(373,136)

Provision for income taxes	195	280	(7,925)

Elimination of accumulated deficit due to reverse acquisition	--	--	206,315

Net loss	$(27,615)	$(106,148)	$(174,746)

Net loss per share of common stock:
Basic	$(0.00)	$(0.00)

Weighted average shares
outstanding	89,253,587	35,619,816

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			For the Period
			May 1, 2008
	For the Three Months Ended,		(inception) to
	July 31, 2012	July 31, 2011	July 31, 2012

Net loss	$(27,615)	$(106,148)	$(174,746)
Adjustments to reconcile net income to
net cash used by operating expenses
Depreciation	--	2,853	33,256
Issuance of common stock for service rendered	--	--	57,750
Changes in operating assets and liabilities:
Increase in prepaid assets	(16,231)	--	(35,497)
Increase in accounts payable	4,550	611	27,160
Decrease in accounts payable – related party	(36,000)	--	--
Increase (decrease) in accrued interest – related party	(570)	1,158	--
Net cash used in operating activities	(75,866)	(101,526)	(92,077)

Cash flows from investing activities
Investment in subsidiary	(4,535)	--	(7,085)
Purchase of office furniture and equipment	--	--	(33,256)
Cash flows used in investing activities	(4,535)		(40,341)

Cash flows from financing activities
Proceeds from issuance of common stock	88,250	--	133,500
Increase (decrease) in loan from shareholder	(7,250)	101,554	--
Net cash provided by financing activities	81,000	101,554	133,500

Net change in cash and cash equivalent	599	28	1,082
Cash and cash equivalent at beginning of period	483	2	--
Cash and cash equivalent at end of period	$1,082	$30	$1,082

Supplemental Disclosure of non-cash investing and
financing activities:
Issuance of securities for services rendered	$--	$--	$57,750
Repay prior officer’s loan	$--	$--	$9,920
Supplemental Disclosure of cash flow Information:
Cash paid for interest	$--	$--	$--
Cash paid for taxes	$--	$--	$--

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended July 31, 2012 and 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and operations and cash flows at July 31, 2012 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2012 and 2011 audited financial statements filed on Form 10K on August 13, 2012.  The results of operations for the periods ended July 31, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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
Source: The Numbers.com

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents

.

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

«120910194638»]

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

NOTE 3 – DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception has been considered as part of the Company's development stage activities.

NOTE 4 – GOING CONCERN

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

Management expects to seek potential business opportunities for merger or acquisition of existing companies.  Currently the Company has yet to locate any merger or acquisition candidates.  Management is not currently limiting their search for merger or acquisition candidates to any industry or locations.  Management, while not especially experienced in matters relating to public company management, will rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company.

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

In the past year, the Company funded operations by using cash proceeds received through the issuance of common stock.  For the coming year, the Company plans to continue to fund the Company through debt and securities sales and issuances, focus on a possible joint venture or merger until the company generates revenues through the operations of such merged company or joint venture as stated above.

NOTE 5 – INVESTMENT IN DOCUMENTARY

On July 29, 2012, the Company acquired a 30% exclusive interest for three years of an A.C. Green, former National Basketball Association star, documentary of his career.

The Company paid $7,085 to acquire this interest, of which a deposit of $2,550 was paid as of April 30, 2012 and the remaining $4,535 has been paid as of July 29, 2012.

NOTE 6 - RELATED PARTY T RANSACTIONS

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

During the quarter ended July 31, 2012, the Company sold 610,000 restricted common shares to an affiliate pursuant to a private placement memorandum in exchange for $30,500.

The Company has consulting agreements with its Chief Financial Officer and another individual who performs accounting services for the Company, under which they are compensated with restricted shares of the company’s common stock. The Chief Financial Officer received a total of 5 million shares with a consulting contract expiring May 1, 2014. In addition, the individual providing accounting services received 500,000 restricted common shares with a contract expiring on May 1, 2014.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

We did not record any legal contingencies as of July 31, 2012.

NOTE 8 - LEASE OBLIGATIONS

The total rent and lease expense was $4,772 for the three months ended July 31, 2012.

On October 12, 2011, we entered into a 12-month lease for 597 square feet of office space. The rent is approximately $2,264 per month.

NOTE 9 - CONSULTING AGREEMENTS

The Company has consulting agreements with its Chief Financial Officer and another individual who performs accounting services for the Company, under which they are compensated with restricted shares of the company’s common stock. The Chief Financial Officer received a total of 5 million shares with a consulting contract expiring May 1, 2014. In addition, the individual providing accounting services received 500,000 restricted common shares with a contract expiring on May 1, 2014.

NOTE 10 - CONTRACT FOR SCRIPT

On November 4, 2011, we entered into an agreement with a related party to write and produce a film.

In accordance with the agreement, the Company paid $10,000 for the script that is recorded as a short term asset on the balance sheet.

NOTE 11 - LEGAL

The Company is not involved in any legal matters arising in the normal course of business.  While incapable of estimation, in the opinion of the management, any individual regulatory and legal matters in which the Company might be involved in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

NOTE 12 - NOTES PAYABLE

A notes payable in the amount of $38,000 was advanced by a related party. This note has been repaid in full as of June 15, 2012.

The interest expense for the three months ending July 31, 2012 and 2011 is $1,735 and $1,158, respectively.

NOTE 13 - STOCK TRANSACTIONS

During the year ended April 30, 2012, we entered into a stock purchase agreement with an affiliate, under which we issued him a total of 243,334 shares of our common stock, restricted in accordance with Rule 144, in exchange for $73,000. These shares were issued on May 1, 2012.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was a sophisticated investor at the time of the issuance of the shares.

On November 16, 2011, we entered into a stock purchase agreement with a non-affiliated third party, under which we issued him 100,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $30,000.  These shares were issued on May 1, 2012.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

During the quarter ended July 31, 2012, the Company entered into a private placement memorandum with an affiliate under which we issued him 610,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $30,500.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On May 1, 2012 the Company issued 250,000 restricted common shares to a non-affiliated third party pursuant to a consulting agreement to assist the Company in the distribution of certain films. In addition, the Company issued 5,138,889 restricted common shares to John Ballard, our Chief Financial Officer pursuant to his consulting contract dated October 27, 2011 and amended May 1, 2012. The Company also issued 544,444 restricted common shares for professional services per consulting contracts dated October 27, 2011 and amended May 1, 2012.

The Company issued 6,000,000 restricted common shares to Lamont Roberts, our President and Chief Executive Officer, pursuant to his employment contract dated May 1, 2012. Further, the Company issued 10,000,000 restricted common shares to Kaila Criscione, our Chief Operating Officer pursuant to her employment contract dated May 1, 2012.

The Company issued a total of 22,886,667 Common Shares, with Restrictive Legend in the quarter ended July 31, 2012.

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended July 31, 2012 and 2011

NOTE 14 – TRANSACTION WITH GOLIATH FILM AND MEDIA HOLDINGS

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

NOTE 15 – SUBSEQUENT EVENTS

The company has had no subsequent events in the quarter.

Management has reviewed material events subsequent to the period ended July 31, 2012 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. There are no additional disclosures required.

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

Plan of Operations

We have not yet enjoyed any revenues. The Company incurred a net loss of $27,615 for the three months ended July 31, 2012 compared to a net loss of $106,148 in the first quarter of 2011.  The Company did not have any revenues during the three months ended July 31, 2012.  These factors create substantial doubt about the Company's ability to continue as a going concern.  The Company's management plan to continue as a going concern revolves around its ability to execute its business strategy of distributing films, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

In the year ending April 30, 2012, notes payable in the amount of $38,000 was advanced by a related party; in addition $103,000 was raised from the sale of stock were advanced from business prospects for future business projects with us.  The note carries three percent interest and is due on October 27, 2013. The note has been repaid as of June 30, 2012.

We had a net loss before income taxes of $27,420 or a decrease of $78,448 or 74.1% for the three months ending July 31, 2012 compared to a net loss before income taxes of $105,868 for the three months ending July 31, 2011. The decrease in net loss in the period was primarily the result of a decrease in sales and marketing expenses of $100,454 for the three months ending July 31, 2012 compared to the same period in 2011 offset primarily by greater rent expense of $4,772 for the three months ending July 31, 2012 compared to no rent expense in the three months ending July 31, 2011, professional expenses of $6,000 for the three months ending July 31, 2012 compared to no professional fees in the same period in 2011 and general and administrative expenses of $14,913 for the three months ending July 31, 2012 compared to $4,256 for the three months ending July 31, 2011.  For the three months ending July 31, 2012 we had total expenses of $25,685 or an increase of $79,025 or 75.5% (not including interest expense) for the three months ending July 31, 2012 compared to total expenses of $104,710 for the three months ending July 31, 2011. The decrease in net loss in the period was primarily the result of sales and marketing expenses of $100,454 for the three months ending July 31, 2012 compared to the same period in 2011.  Interest expense for the three months ending July 31, 2012 was $1,735 compared to $1,158 or an increase of $581 as a result of our increase in notes payable.  In fiscal 2013, we expect to begin to generate revenues from the distribution of films we plan to develop or license during the year.

Total assets were $43,664 as of July 31, 2012 compared to $22,299 as of April 30, 2012 primarily the result of an increase in prepaid assets of $16,231. Total liabilities as of July 31, 2012 were $27,160 compared to $66,430 as of April 30, 2012, or a decrease of $39,270 or 59.1%.  The decrease was primarily the result of a decrease in accounts payable related party of $36,000. The shareholders’ deficit as of July 31, 2012 was $174,746 compared to a deficit of $147,131 as of April 30, 2012.

Net cash used in operating activities was $75,866 for the three months ending July 31, 2012 compared to net cash used in operations for the three months ending July 31, 2011 of $101,526 primarily due to a net loss of $27,615 for the three months ending July 31, 2012 and the change in operating assets and liabilities of $48,251.  Net cash provided by financing activities was $81,000 for the three months ending July 31, 2012, compared to net cash provided by financing activities of $101,554 for the three months ending July 31, 2011. Net cash used in investing activities was $4,535 for the three months ending July 31, 2012, compared to net cash used in investing activities of none for the three months ending July 31, 2011.

During the quarter ended July 31, 2012, we entered into a private placement memorandum with an affiliate under which we issued him 610,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $30,500.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

Our cash needs in the year ended April 30, 2013 are estimated to be $200,000. This budget is based on the assumption that we will carry out one project at a time for which we will need about $50,000 in working capital; general and administrative expenses of $150,000 for the costs related to being public, and miscellaneous office expenses. We sold 2,108,334 shares for net proceeds of $191,250 in offerings conducted in fiscal year 2012 and the first quarter of 2013. Additionally, we raised $38,000 through a related party note in fiscal year 2012. As we move forward with our business plan we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2013 fiscal year.

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

Since we have not yet generated any revenues until after July 31, 2012, we were a development stage company as that term is defined in Section 915 - Development Stage Entities, of the FASB Accounting Standards Codification.  Our activities have mostly been devoted to seeking capital; seeking supply contracts and development of a business plan.  Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds.  We do not believe that conventional financing, such as bank loans, is available to us due to these factors.  We have no bank line of credit available to us.  Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to affect our business plan.

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

Equity Financing

During the year ended April 30, 2012, we entered into a stock purchase agreement with an affiliate, under which we issued him a total of 243,334 shares of our common stock, restricted in accordance with Rule 144, in exchange for $73,000. These shares were issued on May 1, 2012.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was a sophisticated investor at the time of the issuance of the shares.

On November 16, 2011, we entered into a stock purchase agreement with a non-affiliated third party, under which we issued him 100,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $30,000.  These shares were issued on May 1, 2012.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

During the quarter ended July 31, 2012, we entered into a private placement memorandum with an affiliate under which we issued him 610,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $30,500.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On May 1, 2012 we issued 250,000 restricted common shares to a non-affiliated third party pursuant to a consulting agreement to assist us in the distribution of certain films. In addition, we issued 5,138,889 restricted common shares to John Ballard, our Chief Financial Officer pursuant to his consulting contract dated October 27, 2011 and amended May 1, 2012. We also issued 544,444 restricted common shares for professional services per consulting contracts dated October 27, 2011 and amended May 1, 2012.

We issued 6,000,000 restricted common shares to Lamont Roberts, our President and Chief Executive Officer, pursuant to his employment contract dated May 1, 2012. Further, we issued 10,000,000 restricted common shares to Kaila Criscione, our Chief Operating Officer pursuant to her employment contract dated May 1, 2012.

We issued a total of 22,886,667 Common Shares, with Restrictive Legend in the quarter ended July 31, 2012.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (July 31, 2012), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations ("COSO"). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our internal control over financial reporting was effective as of the three months ended July 31, 2012.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report on internal control over financial reporting does not include an attestation report of the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended July 31, 2012, we entered into a private placement memorandum with an affiliate under which we issued him 610,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $30,500.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

GOLIATH FILM AND MEDIA HOLDINGS

Dated: September 11, 2012	By:	/s/ Lamont Roberts
Lamont Roberts
CEO and Director (duly authorized officer)
/s/ John Ballard
John Ballard Chief Financial Officer (chief financial and accounting officer)