Form 10-Q
period 2012-10-31
Goliath Film & Media Holdings
filed 2012-12-17
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 90,348,667 shares of common stock issued and outstanding as of November 30, 2012.

GOLIATH FILM AND MEDIA HOLDINGS

PART I – FINANCIAL INFORMATION	Page(s)
Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of October 31, 2012	4

Unaudited Condensed Consolidated Statements of Operations for the three month periods ended October 31, 2012 and 2011	5

Unaudited Consolidated Statements of Cash Flows for the three and six month periods ended October 31, 2012 and 2011	6

Notes to the Unaudited Condensed Consolidated Financial Statements	7

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

The results for the periods ended October 31, 2012 are not necessarily indicative of the results of operations for the full year.

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

	October 31, 2012	April 30, 2012
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$131	$483
Prepaid assets	32,872	19,266
Total current assets	33,003	19,749

Long-term assets
Investment in documentary	7,085	2,550
Total long-term assets	7,085	2,550

Total assets	$40,088	$22,299

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$27,066	$22,610
Accounts payable - related party	--	36,000
Accrued interest - related party	--	570
Total current liabilities	27,066	59,180

Long term note payable - related party	--	7,250
Total long term liabilities	--	7,250

Total liabilities	27,066	66,430

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 1,000,000
shares authorized; no shares issued and outstanding
at October 31, 2012 and April 30, 2012	--	--

Common stock, $.001 par value, 149,000,000 shares
authorized; 90,188,667 and 67,343,334 shares
issued and outstanding, at October 31, 2012 April 30, 2012	90,189	67,343
Additional paid in capital	116,161	35,657
Deficit accumulated during the development stage	(193,328)	(147,131)
Total stockholders' equity (deficit)	13,022	(44,131)

Total liabilities and stockholders’ equity (deficit)	$40,088	$22,299

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

					For the Period
	For the Six Months Ended		For the Three Months Ended		May 1, 2008
	October 31,		October 31,		(inception) to
	2012	2011	2012	2011	October 31, 2012
Revenue	$--	$--	$--	$--	$--

Cost of sales	--	--	--	--	1,125

Gross profit	--	--	--	--	(1,125)

Operating expenses
Sales and marketing	--	107,054	--	6,600	72,499
Rent	11,923	1,221	7,151	1,221	26,690
Professional fees	6,000	30,068	--	30,068	49,718
General and administrative	26,139	11,330	11,226	7,074	229,899
Total operating expenses	44,062	149,673	18,377	44,963	378,806

Loss from operations	(44,062)	(149,673)	(18,377)	(44,963)	(379,931)

Other income (expense)
Interest expense	(1,735)	(1,158)	--	--	(11,582)
Total other income (expense)	(1,735)	(1,158)	--	--	(11,582)

Loss before income tax	(45,797)	(150,831)	(18,377)	(44,963)	(391,513)

Provision for income taxes	400	280	205	--	8,130

Elimination of accumulated deficit due to reverse acquisition	--	--	--	--	206,315

Net loss	$(46,197)	$(151,111)	$(18,582)	$(44,963)	$(193,328)

Net loss per share of common stock:
Basic	$(0.00)	$(0.00)	$(0.00)	(0.00)

Weighted average shares
Outstanding	89,686,704	47,003,297	89,995,319	49,507,407

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			For the Period
	For the Six Months Ended,		May 1, 2008
	October 31,		(inception) to
	2012	2011	October 31, 2012

Net loss	$(46,197)	$(151,111)	$(193,328)
Adjustments to reconcile net income to
net cash used by operating expenses
Depreciation	--	2,853	33,256
Issuance of common stock to related party for services rendered	21,750	--	57,750
Changes in operating assets and liabilities:
Increase in prepaid assets	(13,606)	(9,779)	(32,872)
Increase in accounts payable	4,456	3,253	27,066
Increase (decrease) in accrued interest – related party	(570)	1,130	--
Net cash used in operating activities	(34,167)	(153,654)	(108,128)

Cash flows from investing activities
Investment in documentary	(4,535)	--	(7,085)
Purchase of office furniture and equipment	--	--	(33,256)
Cash flows used in investing activities	(4,535)	--	(40,341)

Cash flows from financing activities
Proceeds from issuance of common stock	45,600	30,000	148,600
Increase (decrease) in loan from shareholder	(7,250)	139,554	--
Net cash provided by financing activities	38,350	169,554	148,600

Net change in cash and cash equivalent	(352)	15,900	131
Cash and cash equivalent at beginning of period	483	0	--
Cash and cash equivalent at end of period	$131	$15,900	$131

Supplemental Disclosure of non-cash investing and
financing activities:
Issuance of common stock to related party for services rendered	57,750	--	57,750
Repay prior officer’s loan	$--	$--	$9,920
Supplemental Disclosure of cash flow Information:
Cash paid for interest	$1,450	$--	$1,450
Cash paid for taxes	$--	$--	$--

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended October 31, 2012 and 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and operations and cash flows at October 31, 2012 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2012 and 2011 audited financial statements filed on Form 10K on August 13, 2012.  The results of operations for the periods ended October 31, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

Description of Business

Goliath Film and Media Holdings (“Goliath” or the “Company”), through its wholly-owned subsidiary Goliath Film and Media International, intends to develop and license for distribution, domestically and internationally, quality digital video content with an emphasis on “niche” markets of the feature film and television content segments of the entertainment industry, such as, without limitation, education, faith-based, horror and socially responsible minority content.

In qualified cases Goliath will develop screenplays that will be outsourced to an independent entity for production, but will be licensed for distribution through the Company. Goliath plans to distribute domestically and internationally, through a wide distribution network which includes major international theatrical exhibitors, and other distributors and television networks. We plan to utilize corporate sponsorships as a means of reducing the costs of advertising and marketing in distribution.  Further, we may augment our marketing efforts with a limited and strategically focused advertising campaign in traditional “print” media with press releases targeted specifically toward standard entertainment industry trade journals, publications and websites on an “as needed” basis.

Goliath’s revenue model includes receiving revenue from distribution fees. A limited number of its digital video properties include projects developed by Goliath and produced by an independent third party production entity.

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

On July 29, 2012, the Company acquired a 30% exclusive interest for three years of a documentary on the career of, former National Basketball Association star, A.C. Green.

We distribute motion pictures, educational videos, and other digital video products. We plan to distribute digital video content to television stations and networks and to private groups such as religious congregations, and schools. We do not intend to engage in theatrical releases of motion pictures, due to the high up front costs of advertising and marketing theatrically.  Also, theatrical releases of motion picture has historically represented only 18% of domestic revenues for the industry (13% internationally) and potentially decreasing in the future. We intend to emphasize niche markets, commencing with faith-based, educational, responsible minority content, and low budget horror movies.

We have also acquired distribution rights to 1,500 educational videos (primarily English, ESL and mathematics) produced by KLCS, a public television station based in Los Angeles, in cooperation with the Los Angeles Unified School District. . Goliath has held preliminary discussions for international distribution of these videos.

The following is a breakdown of the average revenue generated by films in both domestic and foreign markets:

	Domestic	Foreign
Theatrical	18%	13%
Video	30%	18%
Cable	9%	0%
TV Network	5%	7%
Total	62%	38%
Source: The Numbers.com

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Trade Name

The Company is engaged in the distribution of motion pictures and television content.  The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with ASC 915, “Development Stage Entities”, formerly known as SFAS 7, “Accounting and Reporting by Development State Enterprises.”

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

Revenue Recognition

Goliath Film and Media International, intends to develop and license for distribution quality  motion picture and television content. Revenue is recognized when the company receives a contract for the license of its content and its content is delivered to the customer.

The Company has been in the development stage since inception and has no operations to date.  The Company currently does not have a means for generating revenue.  Revenue and cost recognition procedures will be implemented based on the type of properties required and sale contract specifications.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the three and six months ended October 31, 2012 and 2011.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the three and six months ended October 31, 2012 and 2011.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at October 31, 2012.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of October 31, 2012, the Company had no assets other than prepaid assets, cash, and investment in documentary.

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

Basic and diluted earnings per share are the same as there were no potentially dilutive instruments for the three and six months ended October 31, 2012 and 2011.

Concentrations, Risks, and Uncertainties

The Company did not have a concentration of business with suppliers or customers constituting greater than 10% of the Company’s gross sales during 2012 and 2011.

Subsequent Events

In May 2010, the FASB issued accounting guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2010. Accordingly, the Company adopted the provisions of FASB ASC Topic 855 on July 9, 2010. The Company has evaluated subsequent events for the period from May 1, 2010 to the date of these financial statements, through September 2, 2010, which represents the date these financial statements are being filed with the Commission. Pursuant to the requirements of FASB ASC Topic 855, subsequent events are disclosed in Note 15.

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

In the past year, the Company funded operations by using cash proceeds received through the issuance of common stock.  For the coming year, the Company plans to continue to fund the Company through debt and securities sales and issuances, and to focus on a possible joint venture or merger until the company generates revenues through the operations of such merged company or joint venture as stated above.

NOTE 5 – INVESTMENTS

Investment in Documentary

On July 29, 2012, the Company acquired a 30% exclusive interest for three years of a documentary on the career of former National Basketball Association star, A.C. Green.

The Company paid $7,085 to acquire this interest, of which a deposit of $2,550 was paid as of April 30, 2012 and the remaining $4,535 has been paid as of July 29, 2012.

The value of the investment in the films will be determined based on the marketability of these films. We have determined that for the quarter ended October 31, 2012, these films have no value.

Investment in Films

On October 17, 2012, the Company intends to acquire a 30% ownership in several films from Mike Criscione, the father of an officer and director. The ownership rights are worldwide and cover every media of distribution.

NOTE 6 - RELATED PARTY T RANSACTIONS

On November 4, 2011, we entered into an agreement with a related party to write and produce a Motion picture.

In accordance with the agreement, the Company paid $10,000 for the script that is recorded as a short term asset on the balance sheet.

The related party that will produce the motion picture is the father of the Company’s Chief Operating Officer.

During the year ended April 30, 2012, the Company sold 243,334 restricted common shares to an affiliate pursuant to a private placement memorandum in exchange for $73,000.

During the six months ended October 31, 2012, the Company sold 912,000 restricted common shares to two affiliates pursuant to a private placement memorandum in exchange for $45,600.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

We did not record any legal contingencies as of October 31, 2012.

NOTE 8 - LEASE OBLIGATIONS

The total rent and lease expense was $11,923 for the six months ended October 31, 2012.

On October 12, 2011, we entered into a 12-month lease for 597 square feet of office space. The rent is approximately $2,264 per month.  As of October 31, 2012, this agreement has expired and the Company does not plan to renew the agreement.  The Company is in the process of finding new office space.

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

NOTE 11 - LEGAL

The Company is not a party to or otherwise involved in any legal proceedings.

In the ordinary course of business, the Company is from time to time involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the Company’s financial condition and/or results of operations.  However, in the opinion of management, other than as set forth herein, matters currently pending or threatened against the Company are not expected to have a material adverse effect on its financial position or results of operations.

NOTE 12 - NOTES PAYABLE

A notes payable in the amount of $38,000 was advanced by a related party. This note has been repaid in full as of June 15, 2012.

The interest expense for the six months ending October 31, 2012 and 2011 is $285 and $1,158, respectively.

NOTE 13 - STOCK TRANSACTIONS

During the six months ended October 31, 2012, the Company entered into separate private placement memorandums with two affiliates under which we issued them 912,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $45,600.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended October 31, 2012 and 2011

NOTE 14 – EARNINGS PER SHARE

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations.

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

For the three and six month periods ended October 31, 2012 and 2011, there were no potential additional dilutive common stock equivalents.

NOTE 15 – SUBSEQUENT EVENTS

Management has reviewed material events subsequent to the period ended October 31, 2012 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. There are no additional disclosures required.

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

Plan of Operations

We have not yet enjoyed any revenues. The Company incurred a net loss of $18,582 and $46,197 for the three and six months ended October 31, 2012, respectively, compared to a net loss of $44,963 and $151,111 for the three and six months ended October 31, 2011, respectively.  The Company did not have any revenues during the three and six months ended October 31, 2012.  These factors create substantial doubt about the Company's ability to continue as a going concern.  The Company's management plan to continue as a going concern revolves around its ability to execute its business strategy of distributing digital content, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

In the year ending April 30, 2012, notes payable in the amount of $38,000 was advanced by a related party; in addition $103,000 raised from the sale of stock was advanced from business prospects for future business projects with the Company.  The note carries three percent interest and is due on October 27, 2013. The note has been repaid as of June 30, 2012.

Results of Operations

Three Months Ended October 31, 2012 Compared to Three Months Ended October 31, 2011

Revenue

For the three months ended October 31, 2012 and October 31, 2011, we have not generated any revenues.

Operating expenses

Operating expenses decreased by $26,586, or 59.1%, to $18,377 in the three months ended October 31, 2012 from $44,963 in the three months ended October 31, 2011 primarily due to a decrease in professional fees, as well as decreases in rent and general and administration costs.

Operating expenses for the three months ended October 31, 2012 were comprised primarily of rent of $7,151, $3,944 in consulting services costs; travel costs of $4,331, stock based compensation expense of $2,625, and $326 of other operating expenses.

Operating expenses for the three months ended October 31, 2011 were comprised primarily of $30,068 in professional fees; $6,600 in advertising costs, website setup costs of $6,000; rent of $1,221 and $1,074 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the three months ended October 31, 2012 totaled $18,377 primarily due to rent, consulting services costs, travel costs, and stock based compensation expenses compared to $44,963 for the three months ended October 31, 2011 primarily due to professional fees, advertising costs, and website setup costs.

Assets and Liabilities

Total assets were $40,088 as of October 31, 2012 compared to $22,299 as of April 30, 2012 primarily the result of an increase in prepaid assets of $13,606. Total liabilities as of October 31, 2012 were $27,066 compared to $66,430 as of April 30, 2012, or a decrease of $39,364 or 59.3%.  The decrease was primarily the result of a decrease in accounts payable to a related party in the amount of $36,000.

Stockholders’ Equity

Stockholders’ equity was $13,022 as of October 31, 2012.  Stockholder’s equity consisted primarily of shares issued for services rendered in the amount of $57,750, shares issued for fundraising totaling $148,600, these were offset primarily by the deficit accumulated during the development stage of $193,328 at October 31, 2012.

Six Months Ended October 31, 2012 Compared to Six Months Ended October 31, 2011

Revenue

For the six months ended October 31, 2012 and October 31, 2011, we have not generated any revenues.

Operating expenses

Operating expenses decreased by $105,611, or 70.6%, to $44,062 in the six months ended October 31, 2012 from $149,673 in the six months ended October 31, 2011 primarily due to a decrease in sales and marketing costs and professional fees, as well as decreases  in rent and general and administration costs.

Operating expenses for the six months ended October 31, 2012 were comprised primarily of rent of $11,923, $3,945 in consulting services costs, travel costs of $15,117, audit costs of $6,000, stock based compensation expense of $6,000, and $1,077 of other operating expenses.

Operating expenses for the six months ended October 31, 2011 were comprised primarily of $100,454 in sales and marketing costs, $30,068 in professional fees; $6,600 in advertising costs, website setup costs of $6,000; rent of $1,221 and $5,330 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the six months ended October 31, 2012 totaled $45,797 primarily due to rent, consulting services costs, audit costs, travel costs, and stock based compensation expense compared to $150,831 for the six months ended October 31, 2011 primarily due to sales and marketing costs, professional fees, advertising costs, and website setup costs.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of $352 in the six months ending October 31, 2012 resulting from cash provided by financing activities of $38,350, offset partially by cash used in operating activities of $34,167 and cash used in investing activities of $4,535.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Six Months Ended October 31,
	2012	2011

Cash at beginning of period	$483	$--
Net cash used in operating activities	(34,167)	(153,654)
Net cash used in investing activities	(4,535)	--
Net cash provided by financing activities	38,350	169,554
Cash at end of period	$131	$15,900

Net cash used in operating activities was $34,167 for the six months ending October 31, 2012 compared to net cash used in operations for the six months ending October 31, 2011 of $153,626 primarily due to a net loss of $46,197 for the six months ending October 31, 2012, issuance of common stock to related party for services rendered of $21,750, and the change in operating assets and liabilities of $9,720.  Net cash provided by financing activities was $38,350 for the six months ending October 31, 2012, compared to net cash provided by financing activities of $169,554 for the six months ending October 31, 2011. Net cash used in investing activities was $4,535 for the six months ending October 31, 2012, compared to net cash used in investing activities of none for the six months ending October 31, 2011.

During the six months ended October 31, 2012, we entered into a private placement memorandum with each of two affiliates under which we issued them 912,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $45,600.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

Our cash needs in the year ended April 30, 2013 are estimated to be $200,000. This budget is based on the assumption that we will carry out one project at a time for which we will need about $50,000 in working capital; general and administrative expenses of $150,000 for the costs related to being public, and miscellaneous office expenses. We sold 1,255,334 shares for net proceeds of $148,600 in offerings conducted in fiscal year 2012 and the six months of fiscal year 2013. Additionally, we raised $38,000 through a related party note in fiscal year 2012. As we move forward with our business plan we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2013 fiscal year.

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

Development Stage Company

Since we have not yet generated any revenues until after October 31, 2012, we were a development stage company as that term is defined in Section 915 - Development Stage Entities, of the FASB Accounting Standards Codification.  Our activities have mostly been devoted to seeking capital; seeking supply contracts and development of a business plan.  Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds.  We do not believe that conventional financing, such as bank loans, is available to us due to these factors.  We have no bank line of credit available to us.  Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to affect our business plan.

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

During the six months ended October 31, 2012, we entered into separate private placement memorandums with two affiliates under which we issued them 912,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $45,600.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

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

On July 29, 2012, the Company acquired a 30% exclusive interest for three years of a documentary on the career of, former National Basketball Association star, A.C. Green.

The Company paid $7,085 to acquire this interest, of which a deposit of $2,550 was paid as of April 30, 2012 and the remaining $4,535 has been paid as of July 29, 2012.

Critical Accounting Policies

The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results of operations and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies that are significant to understanding our results. For additional information, see Note 3 - Summary of Significant Accounting Policies on page 9.

The following are deemed to be the most significant accounting policies affecting the Company.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Measurement, estimates and assumptions are used for, but not limited to, useful lives and residual value of long-lived assets, and the valuation of equity instruments. Management makes these estimates using the best information available at the time the estimates are made; however actual results when ultimately realized could differ from those estimates. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumption.

Revenue Recognition and Accounts Receivable

We will recognize revenues in accordance with the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”.

Under SAB 104, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable, and (iv) collection is reasonably assured.  The Company provides for an allowance for doubtful account based history and experience considering economic and industry trends. The Company does not have any off-Balance Sheet exposure related to its customers.

Income Taxes

We account for income taxes under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 740, Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock Compensation

In accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”), we measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We apply this statement prospectively. Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by ASC 718. ASC No. 505, Equity Based Payments to Non-Employees (“ASC 505”) defines the measurement date and recognition period for such instruments. In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the ASC 505.

Accounting for Derivative Financial Instruments

We evaluate financial instruments using the guidance provided by ASC 815 and apply the provisions thereof to the accounting of items identified as derivative financial instruments not indexed to our stock.

Fair Value of Financial Instruments

We follow the provisions of ASC 820. This Topic defines fair value, establishes a measurement framework and expands disclosures about fair value measurements.

We use fair value measurements for determining the valuation of derivative financial instruments payable in shares of its common stock. This primarily involves option pricing models that incorporate certain assumptions and projections to determine fair value. These require management’s judgment.

Recent Accounting Pronouncements

We have evaluated new accounting pronouncements that have been issued and are not yet effective for us and determined that there are no such pronouncements expected to have an impact on our future financial statements.

Contractual Obligations and Off-Balance Sheet Arrangements

We do not have any contractual obligations or off balance sheet arrangements.

Inflation

Management believes that inflation has not had a material effect on the Company’s results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (October 31, 2012), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations ("COSO"). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our internal control over financial reporting was effective as of the six months ended October 31, 2012.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended October 31, 2012, we entered into separate private placement memorandums with two affiliates under which we issued them 302,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $15,100.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

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

GOLIATH FILM AND MEDIA HOLDINGS

Dated: December 17, 2012	By:	/s/ Lamont Roberts
Lamont Roberts
CEO and Director (duly authorized officer)
Dated: December 17, 2012		/s/ John Ballard
John Ballard Chief Financial Officer (chief financial and accounting officer)