Form 10-Q
period 2013-01-31
Goliath Film & Media Holdings
filed 2013-03-13
CIK 820771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to_____________       Commission File Number 000-18945

GOLIATH FILM AND MEDIA HOLDINGS
 (Exact name of registrant as specified in its charter)

Nevada	84-1055077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

640 S. San Vicente Blvd., Fifth floor, Los Angeles, California	90048
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (303) 885-5501

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒   Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  No x

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 90,568,667 shares of common stock issued and outstanding as of February 28, 2013.

GOLIATH FILM AND MEDIA HOLDINGS

PART I – FINANCIAL INFORMATION	Page(s)
Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of January 31, 2013	4

Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended January 31, 2013 and 2012	5

Unaudited Consolidated Statements of Cash Flows for the three and nine month periods ended January 31, 2013 and 2012	6

Notes to the Unaudited Condensed Consolidated Financial Statements	7

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

The results for the periods ended January 31, 2013 are not necessarily indicative of the results of operations for the full year.

GOLIATH FILM AND MEDIA HOLDINGS
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	January 31, 2013	April 30, 2012
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$4,069	$483
Prepaid assets	30,246	19,266
Total current assets	34,315	19,749

Long-term assets
Investment in documentary	7,085	2,550
Total long-term assets	7,085	2,550

Total assets	$41,400	$22,299

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$26,776	$22,610
Accounts payable - related party	--	36,000
Accrued interest - related party	--	570
Total current liabilities	26,776	59,180

Long term note payable - related party	--	7,250
Total long term liabilities	--	7,250

Total liabilities	26,776	66,430

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at January 31, 2013 and April 30, 2012	--	--

Common stock, $.001 par value, 149,000,000 shares authorized; 90,448,667 and 67,343,334 shares issued and outstanding, at January 31, 2013 and April 30, 2012	90,449	67,343
Additional paid in capital	128,901	35,657
Deficit accumulated during the development stage	(204,726)	(147,131)
Total stockholders' equity (deficit)	14,624	(44,131)

Total liabilities and stockholders’ equity (deficit)	$41,400	$22,299

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

					For the Period
	For the Nine Months Ended		For the Three Months Ended		May 1, 2008
	January 31,		January 31,		(inception) to
	2013	2012	2013	2012	January 31, 2013
Revenue	$--	$--	$--	$--	$--

Cost of sales	--	--	--	--	1,125

Gross profit	--	--	--	--	(1,125)

Operating expenses
Sales and marketing	--	6,600	--	--	72,499
Rent	11,923	8,006	--	6,785	26,690
Professional fees	6,000	43,718	--	13,650	49,718
General and administrative	37,327	41,195	11,187	34,121	241,087
Total operating expenses	55,250	99,519	11,187	54,556	389,994

Loss from operations	(55,250)	(99,519)	(11,187)	(54,556)	(391,119)

Other income (expense)
Interest expense	(1,735)	--	--	--	(11,582)
Total other income (expense)	(1,735)	--	--	--	(11,582)

Loss before income tax	(56,985)	(99,519)	(11,187)	(54,556)	(402,701)

Provision for income taxes	610	585	210	585	8,340

Elimination of accumulated deficit due to reverse acquisition	--	--	--	--	206,315

Net loss	$(57,595)	$(100,104)	$(11,397)	$(55,141)	$(204,726)

Net loss per share of common stock:
Basic	$(0.00)	$(0.00)	$(0.00)	(0.00)

Weighted average shares
Outstanding	89,855,387	53,780,505	90,317,254	67,187,591

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			For the Period
	For the Nine Months Ended,		May 1, 2008
	January 31,		(inception) to
	2013	2012	January 31, 2013
Net loss	$(57,595)	$(100,104)	$(204,726)
Adjustments to reconcile net income to net cash used by operating expenses
Depreciation	--	--	33,256
Issuance of common stock to related party for services rendered	21,750	18,000	57,750
Changes in operating assets and liabilities:
Increase in prepaid assets	(10,980)	(19,595)	(30,246)
Increase in accounts payable	4,166	12,700	26,776
Increase (decrease) in accrued interest – related party	(570)	--	--
Net cash used in operating activities	(43,229)	(88,999)	(117,190)

Cash flows from investing activities
Investment in documentary	(4,535)	--	(7,085)
Purchase of office furniture and equipment	--	--	(33,256)
Cash flows used in investing activities	(4,535)	--	(40,341)

Cash flows from financing activities
Proceeds from issuance of common stock	58,600	72,500	161,600
Loan from related party	--	38,000	--
Repayment of loan from related party	(7,250)	(19,000)	--
Net cash provided by financing activities	51,350	91,500	161,600

Net change in cash and cash equivalent	3,586	2,501	4,069
Cash and cash equivalent at beginning of period	483	0	--
Cash and cash equivalent at end of period	$4,069	$2,501	$4,069

Supplemental Disclosure of non-cash investing and financing activities:
Issuance of common stock to related party for services rendered	57,750	--	57,750
Repay prior officer’s loan	$--	$--	$9,920
Supplemental Disclosure of cash flow Information:
Cash paid for interest	$1,450	$--	$1,450
Cash paid for taxes	$--	$--	$--

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS
(A Development Stage Enterprise)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended January 31, 2013 and 2012
NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and operations and cash flows at January 31, 2013 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2012 and 2011 audited financial statements filed on Form 10K on August 13, 2012.  The results of operations for the periods ended January 31, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

GOLIATH FILM AND MEDIA HOLDINGS
(A Development Stage Enterprise)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended January 31, 2013 and 2012

We distribute motion pictures, educational videos, and other digital video products. We plan to distribute digital video content to television stations and networks and to private groups such as religious congregations, and schools. We do not intend to engage in theatrical releases of motion pictures, due to the high upfront costs of advertising and marketing theatrically.  Also, theatrical releases of motion picture have historically represented only 18% of domestic revenues for the industry (13% internationally) and are projected to decrease in the future. We intend to emphasize niche markets, commencing with faith-based, educational, responsible minority content, and low budget horror movies.

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
For the Three and Nine Months Ended January 31, 2013 and 2012

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
For the Three and Nine Months Ended January 31, 2013 and 2012

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

The Company has been in the development stage since inception and has no operations to date.  The Company currently does not have a means for generating revenue.  Revenue and cost recognition procedures will be implemented based on the type of properties acquired and sale contract specifications.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the three months ended January 31, 2013 and 2012. Advertising expense was none and $5,500 for the nine months ended January 31, 2013 and 2012, respectively.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the three and nine months ended January 31, 2013 and 2012.

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
For the Three and Nine Months Ended January 31, 2013 and 2012

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at January 31, 2013.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of January 31, 2013, the Company had no assets other than prepaid assets, cash, and investment in documentary.

GOLIATH FILM AND MEDIA HOLDINGS
(A Development Stage Enterprise)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended January 31, 2013 and 2012

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

Basic and diluted earnings per share are the same as there were no potentially dilutive instruments for the three and nine months ended January 31, 2013 and 2012.

Concentrations, Risks, and Uncertainties

The Company did not have a concentration of business with suppliers or customers constituting greater than 10% of the Company’s gross sales during 2012 and 2012.

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
For the Three and Nine Months Ended January 31, 2013 and 2012

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
For the Three and Nine Months Ended January 31, 2013 and 2012

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

The value of the investment in the films will be determined based on the marketability of these films. We have determined that for the quarter ended January 31, 2013, these films have no value.

Investment in Films

On October 17, 2012, the Company announced its intention to acquire a 30% ownership in several films from Mike Criscione, the father of an officer and director. The ownership rights are worldwide and cover every media of distribution.

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
For the Three and Nine Months Ended January 31, 2013 and 2012
The related party that will produce the motion picture is the father of the Company’s Chief Operating Officer.

During the year ended April 30, 2012, the Company sold 243,334 restricted common shares to an affiliate pursuant to a private placement memorandum in exchange for $73,000.

During the nine months ended January 31, 2013, the Company sold 1,172,000 restricted common shares to two affiliates pursuant to a private placement memorandum in exchange for $58,600.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

We did not record any legal contingencies as of January 31, 2013.

NOTE 8 - LEASE OBLIGATIONS

The total rent and lease expense was none and $6,785 for the three months ended January 31, 2013 and 2012, respectively.

The total rent and lease expense was $11,923 and $8,006 for the nine months ended January 31, 2013 and 2012, respectively.

On November 1, 2012, we entered into a 12-month lease for 135 square feet of office space. The rent is approximately $471 per month.

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
For the Three and Nine Months Ended January 31, 2013 and 2012

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

The interest expense for the three months ending January 31, 2013 and 2012 is none and $285, respectively.

The interest expense for the nine months ending January 31, 2013 and 2012 is $1,735 and $285, respectively.

NOTE 13 - STOCK TRANSACTIONS

During the nine months ended January 31, 2013, the Company entered into separate private placement memorandums with two affiliates under which we issued them 1,172,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $58,600.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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
For the Three and Nine Months Ended January 31, 2013 and 2012

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

For the three and nine month periods ended January 31, 2013 and 2012, there were no potential additional dilutive common stock equivalents.

NOTE 15 – SUBSEQUENT EVENTS

On February 26, 2013, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Nevada to increase the number of authorized common shares from 149 million to 500 million.

On February 26, 2013, through resolutions adopted by unanimous written consent of the board of directors, the Company approved the increase of authorized common shares from 149 million to 500 million common shares.

Management has reviewed material events subsequent to the period ended January 31, 2013 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. There are no additional disclosures required.

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

Plan of Operations

We have not yet enjoyed any revenues. The Company incurred a net loss of $11,397 and $57,595 for the three and nine months ended January 31, 2013, respectively, compared to a net loss of $55,141 and $100,104 for the three and nine months ended January 31, 2012, respectively.  The Company did not have any revenues during the three and nine months ended January 31, 2013.  These factors create substantial doubt about the Company's ability to continue as a going concern.  The Company's management plan to continue as a going concern revolves around its ability to execute its business strategy of distributing digital content, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

In the year ending April 30, 2012, a note payable in the amount of $38,000 was advanced by a related party; in addition $103,000 raised from the sale of stock was advanced from business prospects for future business projects with the Company.  The note carries three percent interest and is due on October 27, 2013. The note has been repaid as of June 30, 2012.

Results of Operations

Three Months Ended January 31, 2013 Compared to Three Months Ended January 31, 2012

Revenue

For the three months ended January 31, 2013 and January 31, 2012, we have not generated any revenues.

Operating expenses

Operating expenses decreased by $43,369, or 79.5%, to $11,187 in the three months ended January 31, 2013 from $54,556 in the three months ended January 31, 2012 primarily due to a decrease in professional fees, as well as decreases in rent and general and administration costs.

Operating expenses for the three months ended January 31, 2013 were comprised primarily of $6,800 in consulting services costs; travel costs of $1,531, stock based compensation expense of $2,625, and $231 of other operating expenses.

Operating expenses for the three months ended January 31, 2012 were comprised primarily of $13,650 in professional fees; $12,000 in consulting services costs, stock based compensation expense of $18,000; travel costs of $2,297; rent of $6,785 and $1,824 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the three months ended January 31, 2013 totaled $11,187 primarily due to consulting services costs, travel costs, and stock based compensation expenses compared to $54,556 for the three months ended January 31, 2012 primarily due to professional fees, consulting services costs, stock based compensation expense, rent, and travel costs.

Assets and Liabilities

Total assets were $41,400 as of January 31, 2013 compared to $22,299 as of April 30, 2012 primarily the result of an increase in prepaid assets of $10,980 and cash of $3,586. Total liabilities as of January 31, 2013 were $26,776 compared to $66,430 as of April 30, 2012, or a decrease of $39,654 or 59.7%.  The decrease was primarily the result of decreases in accounts payable to a related party in the amount of $36,000 and long term note payable to a related party of $7,250, offset partially by an increase in accounts payable of $4,166.

Stockholders’ Equity

Stockholders’ equity was $14,624 as of January 31, 2013.  Stockholder’s equity consisted primarily of shares issued for services rendered in the amount of $57,750, shares issued for fundraising totaling $161,600, offset primarily by the deficit accumulated during the development stage of $204,726 at January 31, 2013.

Nine Months Ended January 31, 2013 Compared to Nine Months Ended January 31, 2012

Revenue

For the nine months ended January 31, 2013 and January 31, 2012, we have not generated any revenues.

Operating expenses

Operating expenses decreased by $44,269, or 44.4%, to $55,250 in the nine months ended January 31, 2013 from $99,519 in the nine months ended January 31, 2012 primarily due to a decrease in sales and marketing costs, professional fees, and general and administration costs, partially offset by an increase in rent expense.

Operating expenses for the nine months ended January 31, 2013 were comprised primarily of rent of $11,923, $10,745 in consulting services costs, travel costs of $16,649, audit costs of $6,000, stock based compensation expense of $8,625, interest costs of $1,735, and $1,308 of other operating expenses.

Operating expenses for the nine months ended January 31, 2012 were comprised primarily of $43,718 in professional fees; $5,500 in advertising costs, stock based compensation expense of $18,000, consulting costs of $12,000, travel costs of $2,297, website setup costs of $6,500; rent of $8,006 and $1,898 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the nine months ended January 31, 2013 totaled $56,985 primarily due to rent, consulting services costs, audit costs, travel costs, and stock based compensation expense compared to $99,519 for the nine months ended January 31, 2012 primarily due to professional fees, advertising costs, website setup costs, stock based compensation expense, consulting costs, rent, and travel costs.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of $3,586 in the nine months ending January 31, 2013 resulting from cash provided by financing activities of $51,350, offset partially by cash used in operating activities of $43,229 and cash used in investing activities of $4,535.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Nine Months Ended January 31,
	2012	2012

Cash at beginning of period	$483	$--
Net cash used in operating activities	(43,229)	(88,999)
Net cash used in investing activities	(4,535)	--
Net cash provided by financing activities	51,350	91,500
Cash at end of period	$4,069	$2,501

Net cash used in operating activities was $43,229 for the nine months ending January 31, 2013 compared to net cash used in operations for the nine months ending January 31, 2012 of $88,999 primarily due to a net loss of $57,595 for the nine months ending January 31, 2013, issuance of common stock to related party for services rendered of $21,750, and the change in operating assets and liabilities of $7,384.  Net cash provided by financing activities was $51,350 for the nine months ending January 31, 2013, compared to net cash provided by financing activities of $91,500 for the nine months ending January 31, 2012. Net cash used in investing activities was $4,535 for the nine months ending January 31, 2013, compared to net cash used in investing activities of none for the nine months ending January 31, 2012.

During the nine months ended January 31, 2013, we entered into a private placement memorandum with each of two affiliates under which we issued them 1,172,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $58,600.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

Our cash needs in the year ended April 30, 2013 are estimated to be $200,000. This budget is based on the assumption that we will carry out one project at a time for which we will need about $50,000 in working capital; general and administrative expenses of $150,000 for the costs related to being public, and miscellaneous office expenses. We sold 1,515,334 shares for net proceeds of $161,600 in offerings conducted in fiscal year 2012 and the nine months of fiscal year 2013. Additionally, we raised $38,000 through a related party note in fiscal year 2012. As we move forward with our business plan we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2013 fiscal year.

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

Development Stage Company

Since we have not yet generated any revenues until after January 31, 2013, we were a development stage company as that term is defined in Section 915 - Development Stage Entities, of the FASB Accounting Standards Codification.  Our activities have mostly been devoted to seeking capital; seeking supply contracts and development of a business plan.  Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds.  We do not believe that conventional financing, such as bank loans, is available to us due to these factors.  We have no bank line of credit available to us.  Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to affect our business plan.

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

During the nine months ended January 31, 2013, we entered into separate private placement memorandums with two affiliates under which we issued them 1,172,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $58,600.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

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

Amendment to Articles of Incorporation

On February 26, 2013, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Nevada to increase the number of authorized common shares from 149 million to 500 million.

On February 26, 2013, through resolutions adopted by unanimous written consent of the board of directors, the Company approved the increase of authorized common shares from 149 million to 500 million common shares.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (January 31, 2013), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations ("COSO"). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our internal control over financial reporting was effective as of the nine months ended January 31, 2013.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 26, 2013, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Nevada to increase the number of authorized common shares from 149 million to 500 million.

On February 26, 2013, through resolutions adopted by unanimous written consent of the board of directors, the Company approved the increase of authorized common shares from 149 million to 500 million common shares.

During the quarter ended January 31, 2013, we entered into separate private placement memorandums with two affiliates under which we issued them 260,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $13,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

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

GOLIATH FILM AND MEDIA HOLDINGS

Dated: March 12, 2013	By:	/s/ Lamont Roberts
Lamont Roberts
CEO and Director (duly authorized officer)
Dated: March 12, 2013		/s/ John Ballard
John Ballard Chief Financial Officer (chief financial and accounting officer)