Form 10-K
period 2012-04-30
Goliath Film & Media Holdings
filed 2013-08-14
CIK 820771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended April 30, 2013

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

Registrant's telephone number, including area code: (303) 885-5501
Securities registered pursuant to Section 12(b) of the Act:              None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES       NO   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES            NO   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.           YES X      NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporation Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    __

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer [ ]   Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [   ]    No  [  X ]
State issuer's revenues for its most recent fiscal year: $0
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 1, 2013 was $63,448 based on 21,149,333 shares being  owned by non-affiliates,  and the last sale price of $0.003 as of July 1, 2013.

The number of shares outstanding of the issuer's classes of Common Stock as of August 1, 2013Common Stock, $0.001 Par Value – 92,170,334 shares

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

Vitalcare was in the business of administering medical clinics specializing in diabetes treatment. It was the successor to Network Financial Services, Inc. (“Network”), which went public in an underwritten offering in 1987. Network was engaged in mortgage origination, and changed its name to Westmark Group Holdings (“Westmark”) in 1993 in connection with the acquisition of Westmark Mortgage from Primark Corporation.  Westmark ceased operations at some time in 2006, and in 2006 ceased filing reports under the Securities Exchange Act of 1934. The corporate entity was thereafter known as Viking Consolidated, Inc. (2006), Tailor Aquaponics World Wide, Inc. (2007) and Diversified Acquisitions (2007) until it entered the medical clinic business in early 2008. The Company has no information regarding any business activities from 2006 after the mortgage origination business closed, to early 2008.

On October 25, 2011, Goliath Film and Media International, a California corporation, entered into an Agreement and Plan of Reorganization (the “Exchange Agreement”), pursuant to which Goliath Film and Media International was acquired by China Advanced Technology. Prior to the acquisition, our principal operations consisted of internet marketing, and were conducted through a wholly owned subsidiary, Live Wise, Inc. Live Wise was disposed of on October 31, 2011 for cancellation of debt and shares described below. At the Closing Date, there were no assets or liabilities on China Advanced Technology’s balance sheets.

The transaction closed on October 31, 2011 (the “Closing Date”). On the Closing Date China Advanced Technology acquired Goliath Film and Media International by issuing 47,000,000 shares of its Common Stock, constituting 70.1% of the outstanding shares after giving effect to their issuance and the cancellation of 15,619,816 shares held by China Advanced Technology’s prior control person.  Immediately following the Closing, 67,100,000 shares were issued and outstanding, including the 100,000 shares sold as described in Note 9 in the Footnotes to the Financial Statements. On the Closing Date, the name of China Advanced Technology was changed to Goliath Film and Media Holdings.  All share numbers herein have been adjusted for an eight-for-1 forward stock split affected as of the Closing Date. The forward stock split was reflected in the trading market on February 13, 2012.

Overview.

Goliath Film and Media Holdings (“Goliath” or the “Company”), through its wholly-owned subsidiary Goliath Film and Media International, intends to develop and license for distribution, domestically and internationally, quality video content with an emphasis on “niche” markets of the feature film and television content segments of the entertainment industry, such as, without limitation, education, faith-based, horror and socially responsible minority content.  Goliath does not intend to engage in domestic theatrical distribution of motion pictures to any significant extent.

In qualified cases, Goliath will develop screenplays that will be outsourced to an independent entity for production, but will be licensed for distribution through the Company. Goliath plans to distribute domestically and internationally, through a wide distribution network which includes major international theatrical exhibitors, and other distributors and television networks. We plan to utilize corporate sponsorships as a means of reducing the costs of advertising and marketing in distribution.  Further, we may augment our marketing efforts with a limited and strategically focused advertising campaign in traditional “print” media with press releases targeted specifically toward standard entertainment industry trade journals and publications on an “as needed” basis.

Goliath’s revenue model includes receiving revenue from distribution fees. A limited number of its video properties include projects developed by Goliath and produced by an independent third party production entity.

Questions and Answers

What is your business?

We distribute motion pictures, educational videos, and other video products. We plan to distribute video properties to television stations and networks and to private groups such as religious congregations or schools. We do not intend to engage in theatrical releases of motion pictures, due to the high up front costs of advertising and marketing theatrically.  Also, theatrical releases of motion pictures has historically represented only 18% of domestic revenues for the industry (13% internationally) and potentially decreasing in the future. We intend to emphasize niche markets, commencing with faith-based, educational, responsible minority content, and low budget horror movies.

We currently own the distribution rights to the following motion pictures: Seducing Spirits, The Perfect Argument, Marina Murders, Film Struggle, Divorce in America, A Wonderful Summer, The Truth About Layla, Living with Cancer and The Biggest Fan.  Typically, distribution agreements provide for us to receive 30% of gross revenues. In general, our distribution contracts cover both domestic and international licensing agreements; however, for the picture The Biggest Fan we obtained limited theatrical distribution rights since that film was already released theatrically.

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

Over the next 90 days, our efforts will be concentrated on acquiring a critical mass of motion pictures and videos in the genres of faith-based, educational, responsible minority content, and low budget horrors. We hope to acquire 200 or more faith-based films, 100 or more minority films, 20 Latin films, 100 low budget horror, 50 non-niche market films, and 20,000 educational videos during this time period. We have entered into very preliminary discussions for international licensing of our Films.

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

We have a different approach. We may never be as big as one of these companies named, but we still think we can be profitable--and hopefully more so. They have to focus on the mass market, and not on niches. They look for product from the large and medium film libraries, such as MGM and Sony, for motion picture as well as television product. This product is expensive to license. For example, in 2011, Netflix spent almost $700 million to acquire streaming content. Netflix started breaking down streaming versus DVD revenue only in the fourth quarter of 2011; and had $476 million in revenue for domestic streaming and $424 million in cost of goods sold. As a result of the high costs of acquiring streaming content, Netflix dropped its contract with Starz, losing 800 movies on March 1.

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

We presently have acquired the distribution rights to the following motion pictures: Seducing Spirits, The Perfect Argument, Marina Murders, Film Struggle, Divorce in America, A Wonderful Summer, The Truth About Layla, Living with Cancer, The Biggest Fan, and Hanging with the Iron Man.  Under the distribution agreements Goliath will receive 30% of the gross revenues for each of the pictures we distribute.  In general, our distribution contracts cover both domestic and international licensing agreements; however, for the picture The Biggest Fan we obtained limited distribution rights.

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

Our results of operations are difficult to predict and depend on a variety of factors

Our results of operations will depend significantly upon the commercial success of the motion pictures or television programs that we distribute, which cannot be predicted with certainty. Accordingly, our results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future periods. Our results of operations also may fluctuate due to the timing, mix, number and availability of our theatrical motion picture and home entertainment releases, as well as license periods for our content. Our operating results may increase or decrease during a particular period or fiscal year due to differences in the number and/or mix of films released compared to the corresponding period in the prior year or prior fiscal year. Our operating results also fluctuate due to our accounting practices (which are standard for the industry) which may cause us to recognize the production and marketing expenses in different periods than the recognition of related revenues, which may occur in later periods. For example, in accordance with GAAP and industry practice, we are required to expense film advertising costs as incurred, but are also required to recognize the revenue from any motion picture or television program over the entire revenue stream expected to be generated by the individual picture or television program.

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

We have not paid dividends in the past and do not have, or anticipate having, any funds for such purpose in the foreseeable future.  Even if such funds become available, we do not expect to pay dividends in the foreseeable future but, instead, will use all funds from operations for the continued development of the business.

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

We would like to list our common stock on the NASDAQ Capital Market as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of either of those or of any other stock exchange, or that we will be able to maintain any such listing. We are presently on the OTC Bulletin Board thus, investor liquidity may be limited.

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

In the ordinary course of business, from time to time we may be involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)                 Market information and issuance of unregistered securities

Our Common Stock has traded on the OTC Bulletin Board under the symbol GFMH.OB since March 3, 2012.  From June 23, 2010 through March 3, 2012, the stock traded under the symbol CADT.PK. Prior to June 23, 2010, the symbol was VDTI.PK.  There was a 1-for-1,000 reverse split which was affected on June 23, 2010.  Prior to April 30, 2013, the trading for the common stock was limited and sporadic.

The high and low sales prices for the common stock since April 30, 2013 were as follows:

Quarter Ended	High	Low
April 30, 2013	$0.005	$0.003
January 31, 2013	0.10	0.003
October 31, 2012	0.15	0.03
July 31, 2012	0.09	0.03

Quarter Ended	High	Low
April 30, 2012	$0.21	$0.05
January 31, 2012	0.12	0.10

All share information is adjusted for stock splits and stock dividends. The above information was supplied by the OTC Bulletin Board and these prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b)                 Holders

As of June 30, 2013, there were 90 record holders of our common stock.

(c)                 Dividends

We have not paid any dividends on its common stock.  We currently intend to retain any earnings for use in our business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d)                 Equity Compensation Plans

Equity Compensation Plan Information as of April 30, 2013

	(a) Number of Securities To be issued upon exercise of existing Options, warrants and rights	(b) Weighted Average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Plan Category column (a)
Equity compensation	—	$—	—
plans approved by
security holders

Equity compensation	_-	—	—
plans not approved
by security holders

Total	—	—	—

Company repurchases of common stock during the years ended April 30, 2013 and 2012.

None

(e) Performance Graphic.  We are not required to provide a performance graph since it is a "smaller reporting company" as defined in Regulation S-K Rule 10(f).

Subsequent to April 30, 2013, we issued a total of 100,000 restricted common shares to an affiliate in accordance with Rule 144, in exchange for approximately $5,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

Subsequent to April 30, 2013, we issued 495,000 shares of restricted common stock valued at $24,750 to an affiliate in consideration for payment of our Cannes trade show costs.  The purpose of the Cannes trade show was to develop relationships among potential customers for the distribution of our films.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

During the year ended April 30, 2013, we entered into separate private placement memorandums with two affiliates under which we issued them 1,772,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $88,600.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

All share issuances for the year ended April 30, 2012 have been disclosed in prior filings. On May 1, 2012 we issued 243,334 restricted common shares to an affiliate pursuant to a private placement memorandum. Further, we issued 100,000 restricted common shares to a non affiliated third party pursuant to a private placement along with a consulting contract for 250,000 restricted common shares to assist us in the distribution of certain films. We issued 5,266,667 restricted common shares to John Ballard, our Chief Financial Officer pursuant to his consulting contract dated October 27, 2011 and amended May 1, 2012. We also issued 633,333 restricted common shares for professional services per consulting contracts dated October 27, 2011 and amended May 1, 2012.

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

Critical Accounting Policies and Estimates

The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results of operations and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies that are significant to understanding our results. For additional information, see Note 3 - Summary of Significant Accounting Policies on page 26.

The following are deemed to be the most significant accounting policies affecting the Company.

Principles of Consolidation

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

Plan of Operations

We have not yet enjoyed any revenues. The Company incurred a net loss of $114,883 for the year ended April 30, 2013 compared to a net loss of $147,131 for the year ended April 30, 2012.  These factors create substantial doubt about the Company's ability to continue as a going concern.  The Company's management plan to continue as a going concern revolves around its ability to execute its business strategy of distributing digital content, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

In the year ending April 30, 2012, a note payable in the amount of $38,000 was advanced by a related party; in addition $103,000 raised from the sale of stock was advanced from business prospects for future business projects with the Company.  The note carries three percent interest and is due on October 27, 2013. The note has been repaid as of June 30, 2012.

Results of Operations

Fiscal Year Ended April 30, 2013 Compared to Fiscal Year Ended April 30, 2012

Revenue

For the fiscal year ended April 30, 2013 and April 30, 2012, we have not generated any revenues.

Operating expenses

Operating expenses decreased by $31,908, or 21.9%, to $113,873 in the year ended April 30, 2013 from $145,781 in the year ended April 30, 2012 primarily due to a decrease in professional fees.

Operating expenses for the year ended April 30, 2013 were comprised primarily of $29,474 in consulting services costs; travel costs of $29,895, equipment rental costs of $15,480, stock based compensation expense of $11,000, office rent of $14,210, professional fees of $10,955, and $2,859 of other operating expenses.

Operating expenses for the year ended April 30, 2012 were comprised primarily of $43,718 in professional fees; $26,100 in consulting services costs, stock based compensation expense of $36,000; travel costs of $11,388; rent of $14,767, advertising costs of $5,650, website setup costs of $6,500, and $1,658 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the year ended April 30, 2013 totaled $114,063 primarily due to consulting services costs, travel costs, equipment rental costs, stock based compensation expenses, office rent, and professional fees compared to $146,351 for the year ended April 30, 2012 primarily due to professional fees, consulting services costs, stock based compensation expense, office rent, travel costs, advertising costs, and website setup costs.

Assets and Liabilities

Total assets were $42,046 as of April 30, 2013 compared to $22,299 as of April 30, 2012 primarily the result of an increase in prepaid assets of $12,768, investment of documentary of $4,535, and cash of $2,444. Total liabilities as of April 30, 2013 were $54,710 compared to $66,430 as of April 30, 2012, or a decrease of $11,720 or 17.6%.  The decrease was primarily the result of decreases in accounts payable to a related party in the amount of $24,944 and long term note payable to a related party of $7,250, offset primarily by accounts payable of $21,044.

Stockholders’ Deficit

Stockholders’ deficit was $(12,664) as of April 30, 2013.  Stockholder’s deficit consisted primarily of shares issued for services rendered in the amount of $57,750, shares issued for fundraising totaling $191,600, offset primarily by the deficit accumulated during the development stage of $262,014 at April 30, 2013.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of $2,444 in the year ending April 30, 2013 resulting from cash provided by financing activities of $81,350, offset partially by cash used in operating activities of $74,371 and cash used in investing activities of $4,535.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Year Ended April 30,
	2013	2012

Cash at beginning of period	$483	$2
Net cash used in operating activities	(74,371)	(107,333)
Net cash used in investing activities	(4,535)	(2,550)
Net cash provided by financing activities	81,350	110,251
Cash at end of period	$2,927	$483

Net cash used in operating activities was $74,371 for the year ending April 30, 2013 compared to net cash used in operations for the year ending April 30, 2012 of $107,333 primarily due to a net loss of $114,883 for the year ending April 30, 2013, issuance of common stock to related party for services rendered of $57,750, and the change in operating assets and liabilities of $17,238.  Net cash provided by financing activities was $81,350 for the year ending April 30, 2013, compared to net cash provided by financing activities of $110,251 for the year ending April 30, 2012. Net cash used in investing activities was $4,535 for the year ending April 30, 2013, compared to net cash used in investing activities of $2,550 for the year ending April 30, 2012.

During the year ended April 30, 2013, we entered into a private placement memorandum with each of two affiliates under which we issued them 1,772,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $88,600.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

Our cash needs in the year ending April 30, 2014 are estimated to be $200,000. This budget is based on the assumption that we will carry out one project at a time for which we will need about $50,000 in working capital; general and administrative expenses of $150,000 for the costs related to being public, and miscellaneous office expenses. We sold 2,115,334 shares for net proceeds of $191,600 in offerings conducted in fiscal years 2013 and 2012. Additionally, we raised $38,000 through a related party note in fiscal year 2012. As we move forward with our business plan we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2014 fiscal year.

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

Development Stage Company

Since we have not yet generated any revenues until after April 30, 2013, we were a development stage company as that term is defined in Section 915 - Development Stage Entities, of the FASB Accounting Standards Codification.  Our activities have mostly been devoted to seeking capital; seeking supply contracts and development of a business plan.  Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds.  We do not believe that conventional financing, such as bank loans, is available to us due to these factors.  We have no bank line of credit available to us.  Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to affect our business plan.

Our future operating results are subject to many factors including:

●	our success in obtaining contracts for our services;

●	the success of any joint marketing agreements;

●	our ability to obtain additional financing; and

●	other risks which we identify in future filings with the SEC.

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

Equity Financing

During the year ended April 30, 2013, we entered into separate private placement memorandums with two affiliates under which we issued them 1,772,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $88,600.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

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

On May 1, 2012 we issued 250,000 restricted common shares to a non-affiliated third party pursuant to a consulting agreement to assist us in the distribution of certain films. In addition, we issued 5,266,667 restricted common shares to John Ballard, our Chief Financial Officer pursuant to his consulting contract dated October 27, 2011 and amended May 1, 2012. We also issued 633,333 restricted common shares for professional services per consulting contracts dated October 27, 2011 and amended May 1, 2012.

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

Amendment to Articles of Incorporation

On February 26, 2013, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Nevada to increase the number of authorized common shares from 149 million to 300 million.

On February 26, 2013, through resolutions adopted by unanimous written consent of the board of directors, the Company approved the increase of authorized common shares from 149 million to 300 million common shares.

Contractual Obligations and Off-Balance Sheet Arrangements

We do not have any contractual obligations or off balance sheet arrangements.

Commitments and Contingencies

We did not record any legal contingencies as of April 30, 2013.

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

Item 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements include the following:

GOLIATH FILM AND MEDIA HOLDINGS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2013 AND 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Goliath Film and Media Holdings

We have audited the accompanying consolidated balance sheets of Goliath Film and Media Holdings as of April 30, 2013 and the related consolidated statement of income, consolidated statement of stockholders’ deficit and consolidated cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.   The consolidated financial statements of Goliath Film and Media Holdings as of April 30, 2012 were audited by other auditors whose report dated August 9, 2012, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Goliath Film and Media Holdings as of April 30, 2013 and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had accumulated losses of $262,014 as of April 30, 2013 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

[Missing Graphic Reference]
/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
August 12, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Goliath Film and Media Holdings
(A Development Stage Company)
Los Angles, California

We have audited the accompanying consolidated balance sheets of Goliath Film and Media Holdings, as of April 30, 2013 and April 30, 2012, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the period for the years then ended and from the inception on May 1, 2008 to April 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company (A Development Stage Company) as of April 30, 2013 and April 30, 2012, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2013 and April 30, 2012, and accordingly, we do not express an opinion thereon.

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

/s/ Sam Kan & Company
Sam Kan & Company

August 9, 2013

Alameda, California

GOLIATH FILM AND MEDIA HOLDINGS
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	APRIL 30,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$2,927	$483
Prepaid assets	32,034	19,266
Total current assets	34,961	19,749

Long-term assets
Intangible asset, net	7,085	2,550
Total long-term assets	7,085	2,250

Total assets	$42,046	$22,299

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$43,654	$22,610
Accounts payable - related party	11,056	36,000
Accrued interest - related party	--	570
Total current liabilities	54,710	59,180

Long term note payable - related party	--	7,250
Total long term liabilities	--	7,250

Total liabilities	54,710	66,430

Stockholders' Deficit
Preferred stock, $0.001 par value, 1,000,000
shares authorized; no shares issued and outstanding
at April 30, 2013 and 2012	--	--

Common stock, $0.001 par value, 300,000,000 shares
authorized; 91,265,334 and 67,343,334 shares
issued and outstanding, at April 30, 2013 and 2012	91,265	67,343
Additional paid in capital	158,085	35,657
Deficit accumulated during the development stage	(262,014)	(147,131)
Total stockholders' deficit	(12,664)	(44,131)

Total liabilities and stockholders’ deficit	$42,046	$22,299

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF INCOME

			For the Period
			May 1, 2008
	For the Year Ended		(inception) to
	April 30, 2013	April 30, 2012	April 30, 2013

Revenue	$--	$--	$--
Cost of goods sold	--	--	1,125
Gross profit	--	--	(1,125)
Operating Expenses
Sales and marketing	--	7,550	72,499
General and administrative	113,873	138,231	376,118
Total operating expenses	113,873	145,781	448,617
Loss from operations	(113,873)	(145,781)	(449,742)
Other income (expense)
Interest expense	(190)	(570)	(10,037)
Total other income/ (expense)	(190)	(570)	(10,037)
Loss before income taxes	(114,063)	(146,351)	(459,779)
Provision for income taxes	(820)	(780)	(8,550)
Elimination of accumulated deficit due to
reverse acquisition	--	--	206,315
Net loss	$(114,883)	$(147,131)	$(262,014)
Net loss per share of common stock:
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares
Outstanding-Basic and
diluted	90,273,192	57,066,658

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock
	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total Capital
Balances, May 1, 2008 (Inception)	--	$--	$--	$--	$--

Common stock issued	4,800,000	4,800	(4,428)	--	372
Reverse merger with the shell company	419,816	420	(420)	--	--
Issuance of shares – merger and acquisition	47,000,000	47,000	(47,000)	--	--
Net loss, period ended April 30, 2009	--	--	--	(50,804)	(50,804)
Balances, April 30, 2009	52,219,816	52,220	(51,848)	(50,804)	(50,432)

Net loss, year ended April 30, 2010	--	--	--	(20,988)	(20,988)
Balances, April 30, 2010	52,219,816	52,220	(51,848)	(71,792)	(71,420)

Issuance of shares - services	20,000,000	20,000	5,000	--	25,000
Issuance of shares - private placement	10,400,000	10,400	2,600	--	13,000
Elimination of China Advance retained earnings	--	--	(206,315)	206,315	--
Net loss, year ended April 30, 2011	--	--	--	(134,523)	(134,523)
Balances, April 30, 2011	82,619,816	82,620	(250,563)	--	(167,943)

Issuance of shares – private placement	343,334	343	102,657	--	103,000
Cancellation of stock in connection with reverse
merger	(15,619,816)	(15,620)	183,563	--	167,943
Net loss, year ended April 30, 2012	--	--	--	(147,131)	(147,131)
Balances, April 30, 2012	67,343,334	67,343	35,657	(147,131)	(44,131)

Issuance of shares - services	22,150,000	22,150	35,600	--	57,750
Issuance of shares – private placement	1,772,000	1,772	86,828	--	88,600
Net loss, year ended April 30, 2013	--	--	--	(114,883)	(114,883)
Balances, April 30, 2013	91,265,334	$91,265	$158,085	$(262,014)	$(12,664)

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(audited)

			For the Period
			May 1, 2008
	For the Year Ended		(inception) to
	April 30, 2013	April 30, 2012	April 30, 2013
Net Income (loss)	$(114,883)	$(147,131)	$(458,329)
Adjustments to reconcile net loss to
net cash used in operating expenses
Depreciation	--	--	23,336
Issuance of common stock for service rendered	57,750	--	82,750
Changes in operating assets and liabilities:
Increase in prepaid assets	(12,768)	(19,266)	(32,034)
Increase (decrease) in accounts payable	21,044	22,494	55,436
Increase (decrease) in accounts payable – related party	(24,944)	36,000	11,056
Increase (decrease) in accrued interest – related party	(570)	570	--
Net cash used in operating activities	(74,371)	(107,333)	(317,785)

Cash flows from investing activities
Investment in intangible assets	(4,535)	(2,550)	(7,085)
Purchase of office furniture and equipment	--	--	(28,624)
Net cash used in investing activities	(4,535)	(2,550)	(35,709)

Cash flows from financing activities
Proceeds from issuance of common stock	88,600	103,001	204,972
Increase (decrease) in loan from shareholder	(7,250)	7,250	--
Net cash provided by financing activities	81,350	110,251	204,972

Non-cash China Advance acquisition	--	(167,831)	151,449
Retirement of common stock	--	167,944	--

Net change in cash and cash equivalent	2,444	481	2,927
Cash and cash equivalent at beginning of period	483	2	--
Cash and cash equivalent at end of period	$2,927	$483	$2,927

Supplemental Disclosure of non-cash investing and
financing activities:
Issuance of common stock to related party for
services rendered	$57,750	$--	$57,750
Repay prior officer’s loan	$--	$9,920	$9,920
Supplemental Disclosure of cash flow Information:
Cash paid for interest	$760	$--	$760
Cash paid for taxes	$--	$--	$--

See accompanying notes to consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING APRIL 30, 2013 AND 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On October 31, 2011 (the “Closing Date”), China Advanced Technology acquired Goliath Film and Media International, a California corporation, by issuing 47,000,000 shares of its Common Stock, constituting 70.1% of the outstanding shares after giving effect to their issuance and the cancellation of 15,619,816 shares held by China Advanced Technology’s prior control person.  Immediately following the Closing, 67,100,000 shares were issued and outstanding, including the 100,000 shares sold as described in Note 9. On the Closing Date, the name of China Advanced Technology was changed to Goliath Film and Media Holdings (“Goliath” or “the Company”).  All share numbers herein have been adjusted for an eight-for-1 forward stock split affected as of the Closing Date. The forward stock split was reflected in the trading market on February 13, 2012.  The transaction was accounted for as a reverse acquisition in which Goliath Film and Media International is deemed to be the accounting acquirer, and the prior operations of Goliath (formerly China Advanced Technology are consolidated for accounting purposes. Since Goliath had no operations, assets, or liabilities as of the Closing, no audit of that entity was required under the materiality thresholds of Regulation S-X Rule 8-04.

Organization, Nature of Business and Trade Name

The Company is engaged in the distribution of films and pictures.  The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.”

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
FOR THE YEARS ENDING APRIL 30, 2013 AND 2012

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

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system.  For financial statements purposes, depreciation is computed under the straight-line method.  Although the Company has previously purchased property, plant, and equipment, no balances existed during the 2 years presented, due to either prior year’s write-offs for obsolescence or sale.

Intangible Assets

The Company’s intangible assets consist of intellectual property, principally documentary films. The Company periodically reviews its long lived assets to ensure that their carrying value does not exceed their fair market value.

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

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the years ended April 30, 2013 and 2012.

GOLIATH FILM AND MEDIA HOLDINGS
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING APRIL 30, 2013 AND 2012
Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the years ended April 30, 2013 and 2012.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at April 30, 2013.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of April 30, 2013, the Company had no assets other than prepaid expenses, cash, and long-lived assets.

GOLIATH FILM AND MEDIA HOLDINGS
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING APRIL 30, 2013 AND 2012

Basic and diluted earnings per share

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding.  Diluted Earnings per share is based on the weighted-average number of shares of common stock outstanding adjusted for the effects of common stock that may be issued as a result of the following types of potentially dilutive instruments:

●	Warrants,

●	Employee stock options, and

●	Other equity awards, which include long-term incentive awards.

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

Basic and diluted earnings per share are the same as there were no potentially dilutive instruments for the years ended April 30, 2013 and 2012.

Concentrations, Risks, and Uncertainties

The Company did not have a concentration of business with suppliers or customers constituting greater than 10% of the Company’s gross sales during 2013 and 2012.

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

NOTE 2 - RECENTLY ENACTED ACCOUNTING STANDARDS

The Company has evaluated new accounting pronouncements that have been issued and are not yet effective for the Company and determined that there are no such pronouncements expected to have an impact on the Company’s future financial statements.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs, which raises substantial doubt about our ability to continue as a going concern.

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
FOR THE YEARS ENDING APRIL 30, 2013 AND 2012
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

NOTE 4 – INTANGIBLE ASSET

Investment in Documentary

On July 29, 2012, the Company acquired a 30% exclusive interest for three years of a documentary on the career of former National Basketball Association star, A.C. Green.

The Company paid $7,085 to acquire this interest, of which a deposit of $2,550 was paid as of April 30, 2012 and the remaining $4,535 has been paid as of July 29, 2012.

NOTE 5 – NOTES PAYABLE

In the year ending April 30, 2012, a note payable in the amount of $11,500 was advanced by a related party, bearing no interest and was repaid as of October 31, 2011.

In the year ending April 30, 2012, a note payable in the amount of $38,000 was advanced by a related party, with an outstanding balance of $0 and $7,250 as of April 30, 2013 and 2012, respectively.  This is an unsecured loan bearing 3% and is due on October 27, 2013.  This note has been repaid in full as of the date of this filing.

The interest expense for the years ending April 30, 2013 and 2012 is $190 and $570, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the year ended April 30, 2013, the Company sold 1,772,000 restricted common shares to two affiliate shareholders pursuant to a private placement memorandum in exchange for $88,600.

During the year ended April 30, 2012, the Company sold 243,334 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $73,000.

GOLIATH FILM AND MEDIA HOLDINGS
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING APRIL 30, 2013 AND 2012
During the year ended April 30, 2013, the Company determined that it would be in the best interests of the Company to increase the amount of shares to the consultant who performs accounting services for the Company, an additional 133,333 restricted common shares and to the Chief Financial Officer, an additional 266,667 restricted common shares valued at historical price of the company on May 1, 2012, which is $0.09 per share.

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

The Company issued 6,000,000 restricted common shares to our President and Chief Executive Officer, pursuant to his employment contract dated May 1, 2012. Further, the Company issued 10,000,000 restricted common shares to our Chief Operating Officer pursuant to her employment contract dated May 1, 2012.

On November 4, 2011, we entered into an agreement with the father of the Company’s Chief Operating Officer to write and produce a motion picture.

In accordance with the agreement, the Company paid $10,000 for the script that is recorded as a short term asset on the balance sheet as a part of prepaid assets.

Related party transactions have been disclosed in the other notes to these financial statements.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

No amounts were paid for income taxes during the period from May 1, 2008 (date of inception) to April 30, 2013.

NOTE 8 – INCOME TAXES

As of April 30, 2013, the Company had net operating loss carryforwards of approximately $262,014, which expire in varying amounts between 2017 and 2027.  Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this (and other) potential future tax benefits has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforwards period are revised.

Deferred income tax assets of $109,784 at April 30, 2013, was offset in full by a valuation allowance.

The components of the Company's net deferred tax assets, including a valuation allowance, are as follows:

Deferred Tax Assets	As of April 30, 2013	As of April 30, 2012

Net operating loss
carryforwards	$262,014	$147,131

Net deferred tax assets
before valuation allowance	109,784	61,648
Less: Valuation allowance	(109,784)	(61,648)
Net deferred tax assets	0	0

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

GOLIATH FILM AND MEDIA HOLDINGS
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING APRIL 30, 2013 AND 2012

	As of April 30, 2013	As of April 30, 2012
Statutory federal income tax	(35%)	(35.0%)
Statutory state income tax	(6.9%)	(6.9%)
Change in valuation allowance
on deferred tax assets	(41.9%)	(41.9%)

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in the above figures for the periods audited.

NOTE 9 – CAPITAL STOCK

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at April 30, 2013 or 2012.

The Company has authorized 300,000,000 shares of par value $0.001 common stock, of which 91,265,334 and 67,343,334 shares are outstanding at April 30, 2013 and 2012, respectively.

On October 31, 2011 (the “Closing Date”), China Advanced Technology acquired Goliath Film and Media International, a California corporation, by issuing 47,000,000 shares of its Common Stock, constituting 70.1% of the outstanding shares after giving effect to their issuance and the cancellation of 15,619,816 shares held by China Advanced Technology’s prior control person.  Immediately following the Closing, 67,100,000 shares were issued and outstanding, including the 100,000 shares sold. On the Closing Date, the name of China Advanced Technology was changed to Goliath Film and Media Holdings.  All share numbers herein have been adjusted for an eight-for-1 forward stock split affected as of the Closing Date. The forward stock split was reflected in the trading market on February 13, 2012.  The transaction was accounted for as a reverse acquisition in which Goliath is deemed to be the accounting acquirer, and the prior operations of China Advanced Technology are consolidated for accounting purposes. Since China Advanced Technology had no operations, assets, or liabilities as of the Closing, no audit of that entity was required under the materiality thresholds of Regulation S-X Rule 8-04. In addition, the capital was retroactively adjusted to reflect the reverse acquisition.

During the year ended April 30, 2013, the Company entered into separate private placement memorandums with two affiliate shareholders under which we issued them 1,772,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $88,600.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

On May 1, 2012 the Company issued 250,000 restricted common shares to a non-affiliated third party pursuant to a consulting agreement to assist the Company in the distribution of certain films. In addition, the Company issued 5,266,667 restricted common shares to our Chief Financial Officer pursuant to his consulting contract dated October 27, 2011 and amended May 1, 2012. The Company also issued 633,333 restricted common shares for professional services per consulting contracts dated October 27, 2011 and amended May 1, 2012.

The Company issued 6,000,000 restricted common shares to our President and Chief Executive Officer, pursuant to his employment contract dated May 1, 2012. Further, the Company issued 10,000,000 restricted common shares to our Chief Operating Officer pursuant to her employment contract dated May 1, 2012.

During the year ended April 30, 2012, the Company sold 243,334 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $73,000. Further, the Company issued 100,000 restricted common shares to a non affiliated third party pursuant to a private placement memorandum in exchange for $30,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

GOLIATH FILM AND MEDIA HOLDINGS
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING APRIL 30, 2013 AND 2012

On February 26, 2013, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Nevada to increase the number of authorized common shares from 149 million to 300 million.

On February 26, 2013, through resolutions adopted by unanimous written consent of the board of directors, the Company approved the increase of authorized common shares from 149 million to 300 million common shares.

NOTE 10 – OPERATING LEASE

On November 1, 2012, we entered into a 12-month lease for 135 square feet of office space. The rent is approximately $471 per month.

The total rent and lease expense was $14,805 and $14,767 for the years ended April 30, 2013 and 2012, respectively.

NOTE 11 – LEGAL

The Company is not a party to or otherwise involved in any legal proceedings.

In the ordinary course of business, from time to time the Company may be involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the Company’s financial condition and/or results of operations.  However, in the opinion of management, other than as set forth herein, matters currently pending or threatened against the Company are not expected to have a material adverse effect on its financial position or results of operations.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to April 30, 2013, we issued a total of 100,000 restricted common shares to an affiliate in accordance with Rule 144, in exchange for approximately $5,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

Subsequent to April 30, 2013, we issued 495,000 shares of restricted common stock valued at $24,750 to an affiliate in consideration for payment of our Cannes trade show costs.  The purpose of the Cannes trade show was to develop relationships among potential customers for the distribution of our films.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

GOLIATH FILM AND MEDIA HOLDINGS
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING APRIL 30, 2013 AND 2012

Item 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (April 30, 2013), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations ("COSO"). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our internal control over financial reporting was not effective as of the fiscal year ended April 30, 2013.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

Item 9B.  OTHER INFORMATION

Not applicable

GOLIATH FILM AND MEDIA HOLDINGS
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING APRIL 30, 2013 AND 2012

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

Lamont Robert, President and Chief Executive Officer

Lamont Roberts, 58, has been President, Chief Executive Officer and Director of Goliath since October, 2011. In 1997 he co-founded Millennium Personal and Business Management Corporation with Wilt Chamberlain, representing and managing a client base comprising actors, athletes, directors, musicians and writers. In the late 1990s Mr. Roberts also began producing film and television projects. In 2003, he was hired as the Executive Director of Reel Image, Inc., a content funding corporation.  As the head of Reel Image, Inc., he is working on distributing a documentary that he wrote and produced entitled “Chosen By God- the Great Black Pharaohs of the 25th Dynasty.” As an independent producer, Mr. Roberts produced the feature films “The Truth About Layla,” and “The Marina Murders.” He acted as an Associate Producer on the feature film “Seducing Spirits,” and was the executive in charge of production for the feature film “The Perfect Argument,” and the documentaries “Film Struggle,” and “Living with Cancer.”  Mr. Roberts has a BSBA in Finance and an MA in Real Estate and Urban Economics from the University of Florida. He is a best selling author and lives in Marina Del Rey, CA.

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

Code of Ethics

Goliath Film and Media Holdings has not adopted a code of ethics which applies to the chief executive officer, chief operating officer and chief financial officer, because of our level of operations of the public entity in 2013.  Goliath Film and Media Holdings intends to adopt a code of ethics during calendar 2013.

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

Item 11.	EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Company's sole executive officer for the years ended April 30, 2013, 2012, and 2011.

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Lemont Roberts, CEO and PRES.	2013 2012 2011	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	3,000 2,000 0	3,000 2,000 0

Kaila Criscione, COO	2013 2012 2011	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	5,000 3,333 0	5,000 3,333 0
John Ballard	2013 2012 2011	0 9,000 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	2,570 1,713 0	2,570 10,713 0

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

We do have any employment agreements with our executive officers expiring May 1, 2014.

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

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to the shares.  We had 91,860,334 shares outstanding as of July 1, 2013.

Name	Office	Number of Common Shares Owned	Percentage of Shares Owned

Lamont Roberts	Chief Executive Officer	13,000,000 (1)	14.2%
Kaila Criscione	Chief Operating Officer	30,000,000	32.7%
John Ballard	Chief Financial Officer	5,266,667	5.7%
Kevin Frawley	none	22,444,334 (1)	24.4%

Total officer/director/5% owners		70,711,001	77.0%

(1)  Mr. Frawley has granted to Lamont Roberts all rights to vote and direct the disposition of 20,000,000 shares held of record by Mr. Frawley.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Item 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

During the period covering the fiscal years ended April 30, 2013 and 2012, our principal accounting firm Sadler Gibb & Associates and Sam Kan & Company was paid $4,500 in fiscal year 2013 for audit fees for the year ended April 30, 2012, and $1,000 in fiscal year 2012 for 2012 review fees.

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
21.	Employment Agreements Lamont Roberts and Kaila Criscione
31.1	Certification of Chief Executive and Financial Officer pursuant to Exchange Act Rule 13a-14(a)(2)
32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350(2).

(1)	Incorporated by reference with the exhibit so numbered in the Company's Registration Statement on Form S-1, file number 333-169212.
(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2013.

GOLIATH FILM AND MEDIA HOLDINGS

By:           /s/ Lamont Roberts
Lamont Roberts
Chief Executive Officer and President

By:           /s/ John Ballard
John Ballard
Chief Financial Officer

By:           /s/ Kaila Criscione
Kaila Criscione
Chief Operating Officer
[Missing Graphic Reference]