Form 10-Q
period 2013-07-31
Goliath Film & Media Holdings
filed 2013-09-05
CIK 820771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________

FORM 10-Q
___________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to_______ Commission File Number 000-18945

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 92,223,334 shares of common stock issued and outstanding as of August 31, 2013.

GOLIATH FILM AND MEDIA HOLDINGS

PART I – FINANCIAL INFORMATION	Page(s)
Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of July 31, 2013	4

Condensed Consolidated Statements of Operations for the three month periods ended July 31, 2013 and 2012	5

Condensed Consolidated Statements of Cash Flows for the three month periods ended July 31, 2013 and 2012	6

Notes to the Condensed Consolidated Financial Statements	7

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

Item 1A.    Risk Factors

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.       Defaults Upon Senior Securities

Item 4.       Mine Safety Disclosures

Item 5.       Other Information

Item 6.       Exhibits

Signatures

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the periods ended July 31, 2013 are not necessarily indicative of the results of operations for the full year.

GOLIATH FILM AND MEDIA HOLDINGS
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2013	April 30, 2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,487	$2,927
Prepaid assets	27,746	32,034
Total current assets	31,233	34,961

Long-term assets
Intangible asset, net	7,085	7,085
Total long-term assets	7,085	7,085

Total assets	$38,318	42,046

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$21,614	43,654
Accounts payable - related party	11,056	11,056
Total current liabilities	32,670	54,710

Total liabilities	32,670	54,710

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 1,000,000
shares authorized; no shares issued and outstanding
at July 31, 2013 and April 30, 2013	--	--

Common stock, $.001 par value, 300,000,000 shares
authorized; 92,170,334 and 91,265,334 shares
issued and outstanding, at July 31, 2013 and April 30, 2013	92,170	91,265
Additional paid in capital	202,430	158,085
Deficit accumulated during the development stage	(288,952)	(262,014)
Total stockholders' equity (deficit)	5,648	(12,664)

Total liabilities and stockholders’ equity (deficit)	$38,318	$42,046

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

			For the Period
	For the Three Months Ended,		May 1, 2008
			(inception) to
	July 31, 2013	July 31, 2012	July 31, 2013

Revenue	$--	$--	$--

Cost of goods sold	--	--	1,125

Gross profit	--	--	(1,125)

Operating Expenses
Sales and marketing	--	-	72,499
General and administrative	26,728	25,685	402,846
Total operating expenses	26,728	25,685	475,345

Loss from operations	(26,728)	(25,685)	(476,470)

Other income (expense)
Interest expense	--	(1,735)	(10,037)
Total other income/ (expense)	--	(1,735)	(10,037)

Loss before income taxes	(26,728)	(27,420)	(486,507)

Provision for income taxes	(210)	(195)	(8,760)

Elimination of accumulated deficit due to reverse acquisition	--	--	206,315

Net loss	$(26,938)	$(27,615)	$(288,952)

Net loss per share of common stock:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares
Outstanding – basic and diluted	91,957,888	89,253,587

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			For the Period
			May 1, 2008
	For the Three Months Ended,		(inception) to
	July 31, 2013	July 31, 2012	July 31, 2013

Net loss	$(26,938)	$(27,615)	$(495,267)
Adjustments to reconcile net loss to
net cash used in operating expenses
Depreciation	--	--	23,336
Issuance of common stock for service rendered	--	--	82,750
Changes in operating assets and liabilities:
Decrease (increase) in prepaid assets	4,288	(16,231)	(27,746)
Increase (decrease) in accounts payable	(22,040)	4,550	33,396
Decrease in accounts payable – related party	--	(36,000)	11,056
Decrease in accrued interest – related party	--	(570)	--
Net cash used in operating activities	(44,690)	(75,866)	(362,475)

Cash flows from investing activities
Investment in intangible assets	--	(4,535)	(7,085)
Purchase of office furniture and equipment	--	--	(28,624)
Net cash used in investing activities	--	(4,535)	(35,709)

Cash flows from financing activities
Proceeds from issuance of common stock	45,250	88,250	250,222
Decrease in loan from shareholder	--	(7,250)	--
Net cash provided by financing activities	45,250	81,000	250,222

Non-cash China Advance acquisition	--	--	151,449

Net change in cash and cash equivalent	560	599	3,487
Cash and cash equivalent at beginning of period	2,927	483	--
Cash and cash equivalent at end of period	$3,487	$1,082	$3,487

Supplemental Disclosure of non-cash investing and
financing activities:
Issuance of securities for services rendered	$--	$--	$57,750
Repay prior officer’s loan	$--	$--	$9,920
Supplemental Disclosure of cash flow Information:
Cash paid for interest	$--	$--	$ --760
Cash paid for taxes	$--	$--	$--

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDING JULY 31, 2013 AND 2012
NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and operations and cash flows at July 31, 2013 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2013 and 2012 audited financial statements filed on Form 10K on August 1, 2013.  The results of operations for the periods ended July 31, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On October 31, 2011 (the “Closing Date”), China Advanced Technology acquired Goliath Film and Media International, a California corporation, by issuing 47,000,000 shares of its Common Stock, constituting 70.1% of the outstanding shares after giving effect to their issuance and the cancellation of 15,619,816 shares held by China Advanced Technology’s prior control person.  Immediately following the Closing, 67,100,000 shares were issued and outstanding, including the 100,000 shares sold as described in Note 4. On the Closing Date, the name of China Advanced Technology was changed to Goliath Film and Media Holdings (“Goliath” or “the Company”).  All share numbers herein have been adjusted for an eight-for-1 forward stock split affected as of the Closing Date. The forward stock split was reflected in the trading market on February 13, 2012.  The transaction was accounted for as a reverse acquisition in which Goliath Film and Media International is deemed to be the accounting acquirer, and the prior operations of Goliath (formerly China Advanced Technology) are consolidated for accounting purposes. Since Goliath had no operations, assets, or liabilities as of the Closing, no audit of that entity was required under the materiality thresholds of Regulation S-X Rule 8-04.

Organization, Nature of Business and Trade Name

The Company is engaged in the distribution of motion pictures and digital content.  The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.”

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

GOLIATH FILM AND MEDIA HOLDINGS
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDING JULY 31, 2013 AND 2012
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

GOLIATH FILM AND MEDIA HOLDINGS
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDING JULY 31, 2013 AND 2012
Revenue Recognition

Goliath Film and Media International, intends to develop and license for distribution quality motion picture and digital content. Revenue is recognized when the company receives a contract for the license of its content and its content is delivered to the customer.

The Company has been in the development stage since inception and has no operations to date.  The Company currently does not have a means for generating revenue.  Revenue and cost recognition procedures will be implemented based on the type of properties required and sale contract specifications.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the three months ended July 31, 2013 and 2012, respectively.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the three months ended July 31, 2013 and 2012, respectively.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at July 31, 2013.

GOLIATH FILM AND MEDIA HOLDINGS
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDING JULY 31, 2013 AND 2012
The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of July 31, 2013, the Company had no assets other than prepaid expenses, cash, and long-lived assets.

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

Basic and diluted earnings per share are the same as there were no potentially dilutive instruments for the three months ended July 31, 2013 and 2012, respectively.

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

NOTE 3 - RECENTLY ENACTED ACCOUNTING STANDARDS

The Company has evaluated new accounting pronouncements that have been issued and are not yet effective for the Company and determined that there are no such pronouncements expected to have an impact on the Company’s future financial statements.

GOLIATH FILM AND MEDIA HOLDINGS
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDING JULY 31, 2013 AND 2012
NOTE 4 – COMMON STOCK

During the three months ended July 31, 2013, we entered into separate private placement memorandums with an affiliate shareholder under which we issued him 905,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $45,250.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

During the year ended April 30, 2013, we entered into separate private placement memorandums with two affiliate shareholders under which we issued them 1,772,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $88,600.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

During the year ended April 30, 2012, we entered into a stock purchase agreement with an affiliate shareholder under which we issued him a total of 243,334 shares of our common stock, restricted in accordance with Rule 144, in exchange for $73,000. These shares were issued on May 1, 2012.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was a sophisticated investor at the time of the issuance of the shares.

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

On May 1, 2012 we issued 250,000 restricted common shares to a non-affiliated third party pursuant to a consulting agreement to assist us in the distribution of certain films. In addition, we issued 5,266,667 restricted common shares to our Chief Financial Officer pursuant to his consulting contract dated October 27, 2011 and amended May 1, 2012. We also issued 633,333 restricted common shares for professional services per consulting contracts dated October 27, 2011 and amended May 1, 2012.

We issued 6,000,000 restricted common shares to our President and Chief Executive Officer, pursuant to his employment contract dated May 1, 2012. Further, we issued 10,000,000 restricted common shares to our Chief Operating Officer pursuant to her employment contract dated May 1, 2012.

NOTE 5 – INTANGIBLE ASSET

Investment in Documentary

On July 29, 2012, the Company acquired a 30% exclusive interest for three years in a documentary on the career of former National Basketball Association star, A.C. Green.

The Company paid $7,085 to acquire this interest, of which a deposit of $2,550 was paid as of April 30, 2012 and the remaining $4,535 has been paid as of July 29, 2012.

NOTE 6 – GOING CONCERN

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

GOLIATH FILM AND MEDIA HOLDINGS
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDING JULY 31, 2013 AND 2012
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

NOTE 7 - RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2013, the Company sold 905,000 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $45,250.

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

GOLIATH FILM AND MEDIA HOLDINGS
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDING JULY 31, 2013 AND 2012
NOTE 8 - COMMITMENTS AND CONTINGENCIES

We did not record any legal contingencies as of July 31, 2013.

NOTE 9 – LEGAL

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

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to July 31, 2013, we issued a total of 53,000 restricted common shares to an affiliate in accordance with Rule 144, in exchange for approximately $2,650.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

Questions and Answers

What is your business?

We distribute motion pictures, educational videos, other video products, and digital content. We plan to distribute video properties to television stations and networks and to private groups such as religious congregations or schools. We do not intend to engage in theatrical releases of motion pictures, due to the high up front costs of advertising and marketing theatrically.  Also, theatrical releases of motion pictures has historically represented only 18% of domestic revenues for the industry (13% internationally) and potentially decreasing in the future. We intend to emphasize niche markets, commencing with faith-based, educational, responsible minority content, and low budget horror movies.

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

Over the next 90 days, our efforts will be concentrated on acquiring a critical mass of motion pictures and videos in the genres of faith-based, educational, responsible minority content, and low budget horror. We hope to acquire 200 or more faith-based films, 100 or more minority films, 20 Latin films, 100 low budget horror, 50 non-niche market films, and 20,000 educational videos during this time period. We have entered into very preliminary discussions for international licensing of our Films.

We plan to attend all the major film trade fairs, such as, MIPcom, MIPTV, the European Film Market in Berlin, the Italian Film Market, the American Film Market in Santa Monica, and others, and the International Christian Trade Show. The film markets are where buyers and sellers of motion pictures meet. There are about 89 distinct international territories for film distribution. Typically, international and domestic buyers agree to license films in each territory, for a term of 3-5 years on a per-picture basis. We also plan to market the faith based films to the 315 US Christian television channels and to the various Christian assemblies for church releases (there are 1,400 church-operated movie theatres in the US).

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

Management and our advisors have decades of experience and reputation in the motion picture industry and the Christian, horror and educational markets. We know where the motion pictures are, and we know the appropriate persons, we believe, that they will deal with Goliath. Once we attain a critical mass of 100 properties or more, we think it will be not very difficult to be the "faith based," "minority content" etc. distributor that owners of motion pictures in these genres seek out.

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

We have a different approach. We may never be as big as one of these companies named, but we still think we can be profitable--and hopefully more so. They have to focus on the mass market, and not on niches. They look for product from the large and medium sized film libraries, such as MGM and Sony, for motion picture as well as television product. This product is expensive to license. For example, in 2011, Netflix spent almost $700 million to acquire streaming content. Netflix started breaking down streaming versus DVD revenue only in the fourth quarter of 2011; and had $476 million in revenue for domestic streaming and $424 million in cost of goods sold. As a result of the high costs of acquiring streaming content, Netflix dropped its contract with Starz, losing 800 movies on March 1.

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

By the nature of programming, these channels have only a relatively small number of movies and scripted and reality-based programming in their rotation at any one time, and broadcast them in a cycle. Viewers do not have a broad choice and no means of watching their favorites on their own time schedule.

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

Also, there are many interest groups that might be interested in specialty movies or programming. In Southern California, for instance, Surfing is quite popular, and there exists a huge body of surfing films which would be of interest.

What about ancillary markets?

We plan to incorporate advertising in some unobtrusive fashion where possible. Some specialty interest groups (e.g., Surfing) could have their own online shopping for related consumer products.

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

How do these distribution rights work?

We enter into a Distribution Agreement for each film. Terms may be perpetual or limited by years. The Films we are acquiring will generally have a term of five years.  These Films will give us 50% of the gross profits, net of distribution and marketing costs, but for theatrical films we usually obtain 30%.  We license usage on a yearly or multi-year basis.  The key component of a market, especially foreign markets, is the tendency for a sold territory to continuously renew the license to show a film.

How many employees do you have? Do you have an office?

We have just 3 employees and we believe that is sufficient during the "content aggregation" phase of our development.  Our administrative office is in Los Angeles near Beverly Hills.

Do you have a website?

Our website is www.goliathfilmandmediainternational.com. We have a mirror site at www.goliathfilmandmedia.com.

Plan of Operations

We have not yet recognized any revenues. The Company incurred a net loss of $26,938 for the three months ended July 31, 2013 compared to a net loss of $27,615 in the first quarter of 2012.  These factors create substantial doubt about the Company's ability to continue as a going concern.  The Company's management plan to continue as a going concern revolves around its ability to execute its business strategy of distributing films, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

In the fiscal years ending April 30, 2013 and 2012, $88,600 and $103,000, respectively, was raised from the sale of stock for future business projects with us.

Results of Operations

Three Months Ended July 31, 2013 Compared to Three Months Ended July 31, 2012

Revenue

For the three months ended July 31, 2013 and July 31, 2012, we have not generated any revenues.

Operating expenses

Operating expenses increased by $1,043, or 4.1%, to $26,728 in the three months ended July 31, 2013 from $25,685 in the three months ended July 31, 2012 primarily due to an increase in consulting services costs.

Operating expenses for the three months ended July 31, 2013 were comprised primarily of $11,068 in consulting services costs; travel costs of $5,021, stock based compensation expense of $2,875, office rent of $1,413, professional fees of $5,000, and $1,351 of other operating expenses.

Operating expenses for the three months ended July 31, 2012 were comprised primarily of $6,000 in professional fees; stock based compensation expense of $3,125; travel costs of $10,787; rent of $4,772, and $1,001 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the three months ended July 31, 2013 totaled $26,728 primarily due to consulting services costs, travel costs, stock based compensation expenses, office rent, and professional fees compared to $27,420 for the three months ended July 31, 2012 primarily due to professional fees, stock based compensation expense, office rent, and travel costs.

Assets and Liabilities

Total assets were $38,318 as of July 31, 2013 compared to $42,046 as of April 30, 2012, or a decrease of $3,728 or 8.9%, primarily the result of a decrease in prepaid assets of $4,288 offset primarily by an increase in cash of $560. Total liabilities as of July 31, 2013 were $32,670 compared to $54,710 as of April 30, 2012, or a decrease of $22,040 or 40.3%.  The decrease was the result of decreases in accounts payable of $22,040.

Stockholders’ Equity

Stockholders’ equity was $5,648 as of July 31, 2013.  The change in Stockholder’s equity consisted primarily of shares issued for cash rendered in the amount of $45,250, offset primarily by the net loss during the three month period of $26,938.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of $560 in the three months ended July 31, 2013 resulting from cash provided by financing activities of $45,250, offset partially by cash used in operating activities of $44,690.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Three Months Ended July 31,
	2013	2012

Cash at beginning of period	$2,927	$483
Net cash used in operating activities	(44,690)	(75,866)
Net cash used in investing activities	--	(4,535)
Net cash provided by financing activities	45,250	81,000
Cash at end of period	$3,487	$1,082

Net cash used in operating activities was $44,690 for the three months ended July 31, 2013 compared to net cash used in operations for the three months ended July 31, 2012 of $75,866 primarily due to a net loss of $26,938 for the three months ended July 31, 2013, and the change in operating assets and liabilities of $17,752.  Net cash provided by financing activities was $45,250 for the three months ended July 31, 2013, compared to net cash provided by financing activities of $81,000 for the three months ended July 31, 2012. Net cash used in investing activities was $0 for the three months ended July 31, 2013, compared to net cash used in investing activities of $4,535 for the three months ended July 31, 2012.

During the three months ended July 31, 2013, we entered into separate private placement memorandums with an affiliate shareholder under which we issued him 905,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $45,250.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

Our cash needs in the year ending April 30, 2014 are estimated to be $200,000. This budget is based on the assumption that we will carry out one project at a time for which we will need about $50,000 in working capital; general and administrative expenses of $150,000 for the costs related to being public, and miscellaneous office expenses. We sold 2,525,334 shares for net proceeds of $212,100 in offerings conducted in fiscal years 2013 and 2012 and the first quarter of fiscal year 2014. Additionally, we raised $38,000 through a related party note in fiscal year 2012. As we move forward with our business plan we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2014 fiscal year.

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

Since we have not yet generated any revenues, we are a development stage company as that term is defined in Section 915 - Development Stage Entities, of the FASB Accounting Standards Codification.  Our activities have mostly been devoted to seeking capital; seeking supply contracts and development of a business plan.  Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds.  We do not believe that conventional financing, such as bank loans, is available to us due to these factors.  We have no bank line of credit available to us.  Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to affect our business plan.

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

Equity Financing

During the three months ended July 31, 2013, we entered into a private placement memorandum with an affiliate shareholder under which we issued him 905,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $45,250.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

During the year ended April 30, 2013, we entered into separate private placement memorandums with two affiliate shareholders under which we issued them 1,772,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $88,600.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

During the year ended April 30, 2012, we entered into a stock purchase agreement with an affiliate shareholder, under which we issued him a total of 243,334 shares of our common stock, restricted in accordance with Rule 144, in exchange for $73,000. These shares were issued on May 1, 2012.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was a sophisticated investor at the time of the issuance of the shares.

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

On May 1, 2012 we issued 250,000 restricted common shares to a non-affiliated third party pursuant to a consulting agreement to assist us in the distribution of certain films. In addition, we issued 5,266,667 restricted common shares to our Chief Financial Officer pursuant to his consulting contract dated October 27, 2011 and amended May 1, 2012. We also issued 633,333 restricted common shares for professional services per consulting contracts dated October 27, 2011 and amended May 1, 2012.

We issued 6,000,000 restricted common shares to our President and Chief Executive Officer, pursuant to his employment contract dated May 1, 2012. Further, we issued 10,000,000 restricted common shares to our Chief Operating Officer pursuant to her employment contract dated May 1, 2012.

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

The Company paid $7,085 to acquire this interest, of which a deposit of $2,550 was paid as of April 30, 2012 and the remaining $4,535 has been paid as of July 29, 2012.  Ending July 31, 2013, the Company has not impaired the asset.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (July 31, 2013), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended July 31, 2013, we entered into a private placement memorandum with an affiliate shareholder under which we issued him 410,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $20,500.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

In May 2013, we issued 495,000 shares of restricted common stock valued at $24,750 to an affiliate shareholder in consideration for payment of our Cannes trade show costs.  The purpose of the Cannes trade show was to develop relationships among potential customers for the distribution of our films.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

GOLIATH FILM AND MEDIA HOLDINGS

Dated: September 5, 2013	By:	/s/ Lamont Roberts
Lamont Roberts
CEO and Director (duly authorized officer)
/s/ John Ballard
John Ballard Chief Financial Officer (chief financial and accounting officer)