Form 10-Q
period 2013-10-31
Goliath Film & Media Holdings
filed 2013-12-12
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 92,283,334 shares of common stock issued and outstanding as of December 11, 2013.

GOLIATH FILM AND MEDIA HOLDINGS

2

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

The results for the periods ended October 31, 2013 are not necessarily indicative of the results of operations for the full year.

3

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

	October 31, 2013	April 30, 2013
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$3,603	$2,927
Prepaid assets	21,663	32,034
Total current assets	25,266	34,961

Long-term assets
Intangible asset, net	7,085	7,085
Total long-term assets	7,085	7,085

Total assets	$32,351	$42,046

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$23,395	$43,654
Accounts payable - related party	9,000	11,056
Deposit from affiliate	8,750	—
Total current liabilities	41,145	54,710

Total liabilities	41,145	54,710

Stockholders’ Deficit
Preferred stock, $.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at October 31, 2013 and April 30, 2013	—	—
Common stock, $.001 par value, 149,000,000 shares authorized; 92,283,334 and 91,265,334 shares issued and outstanding, at October 31, 2013 and April 30, 2013	92,283	91,265
Additional paid in capital	207,967	158,085
Deficit accumulated during the development stage	(309,044)	(262,014)
Total stockholders’ deficit	(8,794)	(12,664)

Total liabilities and stockholders’ deficit	$32,351	$42,046

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

					For the Period
	For the Six Months Ended		For the Three Months Ended		May 1, 2008
	October 31,		October 31,		(inception) to
	2013	2012	2013	2012	October 31, 2013
Revenue	$—	$—	$—	$—	$—

Cost of sales	—	—	—	—	1,125

Gross profit	—	—	—	—	(1,125)

Operating expenses
Sales and marketing	—	—	—	—	72,499
General and administrative	46,610	44,062	19,882	18,377	422,728
Total operating expenses	46,610	44,062	19,882	18,377	495,227

Loss from operations	(46,610)	(44,062)	(19,882)	(18,377)	(496,352)

Other income (expense)
Interest expense	—	(1,735)	—	—	(10,037)
Total other income (expense)	—	(1,735)	—	—	(10,037)

Loss before income tax	(46,610)	(45,797)	(19,882)	(18,377)	(506,389)

Provision for income taxes	420	400	210	205	8,970

Elimination of accumulated deficit due to reverse acquisition	—	—	—	—	206,315

Net loss	$(47,030)	$(46,197)	$(20,092)	$(18,582)	$(309,044)

Net loss per share of common stock:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	(0.00)

Weighted average shares
Outstanding – basic and diluted	92,111,193	89,686,704	92,264,497	89,995,319

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			For the Period
	For the Six Months Ended,		May 1, 2008
	October 31,		(inception) to
	2013	2012	October 31, 2013
Net loss	$(47,030)	$(46,197)	$(515,359)
Adjustments to reconcile net income to net cash used by operating expenses
Depreciation	—	—	23,336
Issuance of common stock to related party for services rendered	—	21,750	82,750
Changes in operating assets and liabilities:
Decrease (increase) in prepaid assets	10,371	(13,606)	(21,663)
(Decrease) increase in accounts payable	(20,259)	4,456	35,177
(Decrease) increase in accounts payable – related party	(2,056)	—	9,000
Decrease in accrued interest – related party	—	(570)	—
Increase in deposit from affiliate	8,750	—	8,750
Net cash used in operating activities	(50,224)	(34,167)	(368,009)

Cash flows from investing activities
Investment in intangible assets	—	(4,535)	(7,085)
Purchase of office furniture and equipment	—	—	(28,624)
Cash flows used in investing activities	—	(4,535)	(35,709)

Cash flows from financing activities
Proceeds from issuance of common stock	50,900	45,600	255,872
Increase (decrease) in loan from shareholder	—	(7,250)	—
Net cash provided by financing activities	50,900	38,350	255,872

Non-cash China Advance acquisition	—	—	151,449

Net change in cash and cash equivalent	676	(352)	3,603
Cash and cash equivalent at beginning of period	2,927	483	—
Cash and cash equivalent at end of period	$3,603	$131	$3,603

Supplemental Disclosure of non-cash investing and financing activities:
Issuance of common stock to related party for services rendered	—	57,750	57,750
Repay prior officer’s loan	$—	$—	$9,920
Supplemental Disclosure of cash flow Information:
Cash paid for interest	$—	$1,450	$760
Cash paid for taxes	$—	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended October 31, 2013 and 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and operations and cash flows at October 31, 2013 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2013 and 2012 audited financial statements filed on Form 10K on August 1, 2013. The results of operations for the periods ended October 31, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary, Goliath Film and Media International. All intercompany accounts and transactions have been eliminated.

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended October 31, 2013 and 2012

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on the Company’s financial condition and results of operations during the period in which such changes occurred.

Actual results could differ from those estimates. The Company’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable, if any are carried at the expected net realizable value. The allowance for doubtful accounts, when determined, will be based on management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations.

The Company has been in the development stage since inception and has no operations to date. The Company currently does not have any accounts receivable. The above accounting policies will be adopted upon the Company carrying accounts receivable.

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended October 31, 2013 and 2012

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

Intangible Assets

The Company’s intangible assets consist of intellectual property, principally documentary motion pictures. The Company periodically reviews its long lived assets to ensure that their carrying value does not exceed their fair market value.

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

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the three and six months ended October 31, 2013 and 2012.

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended October 31, 2013 and 2012

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

Fair Value Measurements

Effective beginning second quarter 2010, the FASB ASC Topic 825, Financial Instruments, requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports. Also, the FASB ASC Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

Various inputs are considered when determining the value of the Company’s investments and long-term debt. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. These inputs are summarized in the three broad levels listed below.

●	Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

●	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

●	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at October 31, 2013, assets and liabilities approximate fair value due to their short term nature.

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended October 31, 2013 and 2012

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of October 31, 2013, the Company had no assets other than prepaid expenses, cash, and long-lived assets.

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

Basic and diluted earnings per share are the same as there were no potentially dilutive instruments for the three and six months ended October 31, 2013 and 2012.

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

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended October 31, 2013 and 2012

NOTE 3 – RECENTLY ENACTED ACCOUNTING STANDARDS

The Company has evaluated new accounting pronouncements that have been issued and are not yet effective for the Company and determined that there are no such pronouncements expected to have an impact on the Company’s future financial statements.

NOTE 4 – COMMON STOCK

During the six months ended October 31, 2013, we entered into separate private placement memorandums with an affiliate shareholder under which we issued him 1,018,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $50,900. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

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

For the Three and Six Months Ended October 31, 2013 and 2012

NOTE 5 – INTANGIBLE ASSET

Investment in Documentary

On July 29, 2012, the Company acquired a 30% exclusive interest for three years in a documentary on the career of former National Basketball Association star, A.C. Green.

The Company paid $7,085 to acquire this interest, of which a deposit of $2,550 was paid as of April 30, 2012 and the remaining $4,535 has been paid as of July 29, 2012.

NOTE 6 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

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

Management expects to seek potential business opportunities for merger or acquisition of existing companies. Currently the Company has yet to locate any merger or acquisition candidates. Management is not currently limiting their search for merger or acquisition candidates to any industry or locations. Management, while not especially experienced in matters relating to public company management, will rely upon their own efforts and, to a much lesser extent, the efforts of the Company’s shareholders, in accomplishing the business purposes of the Company.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

During the next year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with reviewing or investigating any potential business ventures. The Company may experience a cash shortfall and be required to raise additional capital.

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended October 31, 2013 and 2012

Historically, the Company has relied upon internally generated funds and funds from the sale of shares of stock to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon its and its shareholders.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

During the six months ended October 31, 2013, the Company sold 1,018,000 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $50,900.

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

On November 4, 2011, the Company entered into an agreement with the father of the Company’s Chief Operating Officer to write and produce the motion picture Gothic Harvest.

In accordance with the agreement, the Company paid $10,000 for the script that is recorded as a short term asset on the balance sheet as a part of prepaid assets.

On November 18, 2013, the Company sold the script Gothic Harvest to an affiliate of the Company for $15,000, resulting in a gain of $5,000. As of October 31, 2013, the Company had received deposits totaling $8,750 with a balance of $6,250 due.

Related party transactions have been disclosed in the other notes to these financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended October 31, 2013 and 2012

NOTE 8 – COMMITMENTS AND CONTINGENCIES

We did not record any legal contingencies as of October 31, 2013.

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

NOTE 10 – SUBSEQUENT EVENTS

On November 18, 2013, the Company sold the script Gothic Harvest to an affiliate of the Company for $15,000, resulting in a gain of $5,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Goliath Film and Media Holdings,(“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

Goliath Film and Media Holdings (“Goliath” or the “Company”), through its wholly-owned subsidiary Goliath Film and Media International, intends to develop and license for distribution, domestically and internationally, quality video content with an emphasis on “niche” markets of the motion picture and television content segments of the entertainment industry, such as, without limitation, education, faith-based, horror and socially responsible minority content. Goliath does not intend to engage in domestic theatrical distribution of motion pictures to any significant extent.

In qualified cases, Goliath will develop screenplays that will be outsourced to an independent entity for production, but will be licensed for distribution through the Company. Goliath plans to distribute domestically and internationally, through a wide distribution network which includes major international theatrical exhibitors and other distributors and television networks. We plan to utilize corporate sponsorships as a means of reducing the costs of advertising and marketing in distribution. Further, we may augment our marketing efforts with a limited and strategically focused advertising campaign in traditional “print” media with press releases targeted specifically toward standard entertainment industry trade journals and publications on an “as needed” basis.

Goliath’s revenue model includes receiving revenue from distribution fees. A limited number of its video properties include projects developed by Goliath and produced by an independent third party production entity.

Questions and Answers

What is your business?

We distribute motion pictures, educational videos, other video products, and digital content. We plan to distribute video properties to television stations and networks and to private groups such as religious congregations or schools. We do not intend to engage in theatrical releases of motion pictures at this time, due to the high up-front costs of advertising and marketing theatrically. Also, theatrical releases of motion pictures has historically represented only 18% of domestic revenues for the industry (13% internationally) and potentially decreasing in the future. We intend to emphasize niche markets, commencing with faith-based, educational, responsible minority content, and low budget horror movies.

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

The main reason why good, quality motion pictures are not distributed is that the production of a motion picture requires money and creativity, and marketing a motion picture requires an entirely different set of skills. Many people dream of making a movie; few aspire to distribute them. We estimate that there are in excess of 10,000 such motion pictures “gathering dust.” There also have been substantial tax incentives for motion picture production, so that many producers do not need to depend on successful marketing in order to find investors for their projects. A secondary factor is the difficulty of finding a reputable distributor. We think that our management has an excellent reputation in the industry and we will be able to obtain distribution rights for content. Finally, many distributors as well as buyers do not have an interest in niche market films, because they see the market as limited. Goliath sees the problem to be, rather, there is no market merely because no one has assembled a critical mass of films for these niches. Most participants in the motion picture industry are based in “Hollywood” and the major coastal metropolitan areas. Our “faith-based” films especially are targeted toward the “Bible Belt” and the “Flyover Country”: places that the industry has consistently overlooked.

Why are you able to identify and acquire these motion pictures and educational videos?

Management and our advisors have decades of experience and reputation in the motion picture industry and the Christian, horror and educational markets. We know where the motion pictures are, and we know the appropriate persons, we believe, that they will deal with Goliath. Once we attain a critical mass of 100 properties or more, we think it will be not very difficult to be the “faith based,” “minority content” etc. distributor that owners of motion pictures in these genres seek out.

What does “faith based” mean?

A “faith based” motion picture is one that has Christian themes, is uplifting, and is family friendly. Faith based motion pictures do have a “Christian” or traditional religious message underlying them, but are not “preachy.” According to Gallup, more than 42% of Americans attend church regularly. Internationally, Europe has a smaller but still significant population of attending Christians; Latin America and Christian Africa are higher. There exists a significant percentage of families worldwide which are extremely cautious regarding the viewing experiences of their children.

So how are you different than Netflix, Blockbuster and Hulu, to name a few? How can you compete with them? They have a lot of money and name recognition. Why wouldn’t they jump into your niches?

We have a different approach. We may never be as big as one of these companies named, but we still think we can be profitable—and hopefully more so. They have to focus on the mass market, and not on niches. They look for product from the large and medium sized film libraries, such as MGM and Sony, for motion picture as well as television product. This product is expensive to license. For example, in 2011, Netflix spent almost $700 million to acquire streaming content. Netflix started breaking down streaming versus DVD revenue only in the fourth quarter of 2011; and had $476 million in revenue for domestic streaming and $424 million in cost of goods sold. As a result of the high costs of acquiring streaming content, Netflix dropped its contract with Starz, losing 800 movies on March 1.

As far as entering our niche markets, it is an axiom of business that big companies are not likely to be nimble. If one of them wants to enter our space, it’s more likely they will prefer to acquire us than start from scratch.

Don’t cable and satellite networks already offer specialty channels like TBN (for faith based) and BET (Black Entertainment Television (for the African-American Community)?

By the nature of programming, these channels have only a relatively small number of movies and scripted and reality-based programming in their rotation at any one time, and broadcast them in a cycle. Viewers do not have a broad choice and no means of watching their favorites on their own time schedule.

What other niches are you looking at entering?

We believe that the trend in home entertainment is servicing niches. Many viewers have cable or satellite service with hundreds of channels, but view only a few channels that cater to their particular interests. One significant type of niche we might target is the numerous immigrant groups in the United States. Other than Spanish speaking immigrants, coverage is scarce. The last official data (2004) from the US Census Bureau is that 34.2 million persons in the US are foreign born, with 54% from Latin America, 25% from Asia and 14% from Europe. Foreign-born immigrants like to watch movies from their home countries.

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

We have just 3 employees and we believe that is sufficient during the “content aggregation” phase of our development. Our administrative office is in Los Angeles near Beverly Hills.

Do you have a website?

Our website is www.goliathfilmandmediainternational.com. We have a mirror site at www.goliathfilmandmedia.com.

Plan of Operations

We have not yet enjoyed any revenues. The Company incurred a net loss of $20,092 and $47,030 for the three and six months ended October 31, 2013, respectively, compared to a net loss of $18,582 and $46,197 for the three and six months ended October 31, 2012, respectively. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plan to continue as a going concern revolves around its ability to execute its business strategy of distributing digital content, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

In the fiscal years ending April 30, 2013 and 2012, $88,600 and $103,000, respectively, was raised from the sale of stock for future business projects with us.

Results of Operations

Three Months Ended October 31, 2013 Compared to Three Months Ended October 31, 2012

Revenue

For the six months ended October 31, 2013 and October 31, 2012, we have not generated any revenues.

Operating expenses

Operating expenses increased by $2,548, or 5.8%, to $46,610 in the six months ended October 31, 2013 from $44,062 in the six months ended October 31, 2012 primarily due to increases in consulting services costs and audit costs, offset primarily by decreases in rent and general and administration costs,.

Operating expenses for the six months ended October 31, 2013 were comprised primarily of rent of $2,826, $14,808 in consulting services costs, travel costs of $8,204, audit costs and other professional fees of $12,272, stock based compensation expense of $5,500, and $3,000 of other operating expenses.

Operating expenses for the six months ended October 31, 2012 were comprised primarily of rent of $11,923, $3,945 in consulting services costs, travel costs of $15,117, audit costs of $6,000, stock based compensation expense of $6,000, and $1,077 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the three months ended October 31, 2013 totaled $19,882 primarily due to rent, consulting services costs, travel costs, audit costs and other professional fees, and stock based compensation expenses compared to $18,377 for the three months ended October 31, 2012 primarily due to rent, consulting services costs, travel costs, and stock based compensation expenses.

Assets and Liabilities

Total assets were $32,351 as of October 31, 2013 compared to $42,046 as of April 30, 2013 primarily the result of a decrease in prepaid assets of $10,371. Total liabilities as of October 31, 2013 were $41,145 compared to $54,710 as of April 30, 2013, or a decrease of $13,565 or 24.8%. The decrease was primarily the result of a decrease in accounts payable in the amount of $20,259.

Stockholders’ Deficit

Stockholders’ deficit was $8,794 as of October 31, 2013. Stockholder’s deficit consisted primarily of shares issued for services rendered in the amount of $57,750, shares issued for fundraising totaling $242,500, these were offset primarily by the deficit accumulated during the development stage of $309,044 at October 31, 2013.

Six Months Ended October 31, 2013 Compared to Six Months Ended October 31, 2012

Revenue

For the six months ended October 31, 2013 and October 31, 2012, we have not generated any revenues.

Operating expenses

Operating expenses increased by $2,548, or 5.8%, to $46,610 in the six months ended October 31, 2013 from $44,062 in the six months ended October 31, 2012 primarily due to increases in consulting services costs and audit costs, offset primarily by decreases in rent and general and administration costs,.

Operating expenses for the six months ended October 31, 2013 were comprised primarily of rent of $2,826, $14,808 in consulting services costs, travel costs of $8,204, audit costs and other professional fees of $12,272, stock based compensation expense of $5,500, and $3,000 of other operating expenses.

Operating expenses for the six months ended October 31, 2012 were comprised primarily of rent of $11,923, $3,945 in consulting services costs, travel costs of $15,117, audit costs of $6,000, stock based compensation expense of $6,000, and $1,077 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the six months ended October 31, 2013 totaled $46,610 primarily due to rent, consulting services costs, audit costs and other professional fees, travel costs, and stock based compensation expense compared to $45,797 for the six months ended October 31, 2012 primarily due to rent, consulting services costs, audit costs, travel costs, and stock based compensation expense.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of $676 in the six months ending October 31, 2013 resulting from cash provided by financing activities of $50,900, offset partially by cash used in operating activities of $50,224.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Six Months Ended October 31,
	2013	2012

Cash at beginning of period	$2,927	$483
Net cash used in operating activities	(50,224)	(34,167)
Net cash used in investing activities	—	(4,535)
Net cash provided by financing activities	50,900	38,350
Cash at end of period	$3,603	$131

Net cash used in operating activities was $50,224 for the six months ending October 31, 2013 compared to net cash used in operations for the six months ending October 31, 2012 of $34,167 primarily due to a net loss of $47,030 for the six months ending October 31, 2013, and the change in operating assets and liabilities of $3,194. Net cash provided by financing activities was $50,900 for the six months ending October 31, 2013, compared to net cash provided by financing activities of $38,350 for the six months ending October 31, 2012. Net cash used in investing activities was none for the six months ending October 31, 2013, compared to net cash used in investing activities of $4,535 for the six months ending October 31, 2012.

During the six months ended October 31, 2013, we entered into separate private placement memorandums with an affiliate shareholder under which we issued 1,018,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $50,900. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

Our cash needs for the year ended April 30, 2014 are estimated to be $200,000. This budget is based on the assumption that we will carry out one to several projects at a time to content markets for which we will need about $50,000 in working capital; general and administrative expenses of $150,000 for the costs related to being public, and miscellaneous office expenses. We sold 2,638,334 shares for net proceeds of $217,750 in offerings conducted in fiscal years 2013 and 2012 and the first six months of fiscal year 2014. Additionally, we raised $38,000 through a related party note in fiscal year 2012. As we move forward with our business plan we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2013 fiscal year.

Information included in this report includes forward looking statements, which can be identified by the use of forward-looking terminology such as may, expect, anticipate, believe, estimate, or continue, or the negative thereof or other variations thereon or comparable terminology. The statements in “Risk Factors” and other statements and disclaimers in this report constitute cautionary statements identifying important factors, including risks and uncertainties, relating to the forward-looking statements that could cause actual results to differ materially from those reflected in the forward-looking statements.

Since we have not yet generated any revenues, we were a development stage company as that term is defined in Section 915 - Development Stage Entities, of the FASB Accounting Standards Codification. Our activities have mostly been devoted to seeking capital; seeking supply contracts and development of a business plan. Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management’s limited experience and limited funds. We do not believe that conventional financing, such as bank loans, is available to us due to these factors. We have no bank line of credit available to us. Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to affect our business plan.

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

Equity Financing

During the six months ended October 31, 2013, we entered into a private placement memorandum with an affiliate shareholder under which we issued him 1,018,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $50,900. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

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

Sale of Asset

On November 18, 2013, the Company sold the script Gothic Harvest to an affiliate of the Company for $15,000, resulting in a gain of $5,000. As of October 31, 2013, the Company had received deposits totaling $8,750.

Distribution Rights

On February 13, 2012 the company announced that it has acquired the distribution rights to the following motion pictures: Seducing Spirits, The Perfect Argument, Marina Murders, Film Struggle, Divorce in America, A Wonderful Summer, The Truth About Layla, Living with Cancer, The Biggest Fan, and Hanging with the Iron Man. Under the distribution agreements, Goliath will receive 30% of the gross revenues for each picture it distributes. In general, the Company’s distribution contracts cover both domestic and international licensing agreements; however, for the picture The Biggest Fan, the Company obtained limited distribution rights.

On July 29, 2012, the Company acquired a 30% exclusive interest for three years of a documentary on the career of, former National Basketball Association star, A.C. Green.

The Company paid $7,085 to acquire this interest, of which a deposit of $2,550 was paid as of April 30, 2012 and the remaining $4,535 has been paid as of July 29, 2012. Ending October 31, 2013, the Company has not impaired the asset.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (October 31, 2013), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended October 31, 2013, we entered into separate private placement memorandums with an affiliate shareholder under which we issued 113,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $5,650. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

Item 3. Defaults Upon Senior Securities.

There have been no events which are required to be reported under this Item.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.	Certification of CEO and CFO.*
32.	Certification pursuant to 18 U.S.C. Section 1350 of CEO and CFO*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLIATH FILM AND MEDIA HOLDINGS

Dated: December 12, 2013	By:	/s/ Lamont Roberts
Lamont Roberts
CEO and Director (duly authorized officer)

Dated: December 12, 2013		/s/ John Ballard
John Ballard
Chief Financial Officer (chief financial and accounting officer)

