Form 10-Q
period 2014-01-31
Goliath Film & Media Holdings
filed 2014-03-11
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________	Commission File Number 000-18945

GOLIATH FILM AND MEDIA HOLDINGS

(Exact name of registrant as specified in its charter)

Nevada	84-1055077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

640 S. San Vicente Blvd., Fifth floor, Los Angeles, California	90048
(Address of principal executive offices)	(Zip Code)

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

There were 93,068,334 shares of common stock issued and outstanding as of February 28, 2014.

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

The results for the periods ended January 31, 2014 are not necessarily indicative of the results of operations for the full year.

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

	January 31, 2014	April 30, 2013
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$300	$2,927
Prepaid assets	4,875	32,034
Total current assets	5,175	34,961

Long-term assets
Intangible asset, net	7,085	7,085
Total long-term assets	7,085	7,085

Total assets	$12,260	$42,046

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$23,519	$43,654
Accounts payable - related party	9,000	11,056
Total current liabilities	32,519	54,710

Total liabilities	32,519	54,710

Stockholders' Deficit
Preferred stock, $.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at January 31, 2014 and April 30, 2013	—	—
Common stock, $.001 par value, 300,000,000 shares authorized; 93,033,334 and 91,265,334 shares issued and outstanding, at January 31, 2014 and April 30, 2013	93,033	91,265
Additional paid in capital	215,217	158,085
Deficit accumulated during the development stage	(328,509)	(262,014)
Total stockholders’ equity (deficit)	(20,259)	(12,664)

Total liabilities and stockholders’ deficit	$12,260	$42,046

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

					For the Period
	For the Nine Months Ended		For the Three Months Ended		May 1, 2008
	January 31,		January 31,		(inception) to
	2014	2013	2014	2013	January 31, 2014
Revenue	$—	$—	$—	$—	$—

Cost of sales	—	—	—	—	1,125

Gross profit	—	—	—	—	(1,125)

Operating expenses
Sales and marketing	—	—	—	—	72,499
General and administrative	65,865	55,250	19,254	11,187	441,982
Total operating expenses	65,865	55,250	19,254	11,187	514,481

Loss from operations	(65,865)	(55,250)	(19,254)	(11,187)	(515,606)

Other income (expense)
Interest expense	—	(1,735)	—	—	(10,037)
Total other income (expense)	—	(1,735)	—	—	(10,037)

Loss before income tax	(65,865)	(56,985)	(19,254)	(11,187)	(525,643)

Provision for income taxes	630	610	210	210	9,180

Elimination of accumulated deficit due to reverse acquisition	—	—	—	—	206,315

Net loss	$(66,495)	$(57,595)	$(19,464)	$(11,397)	$(328,508)

Net loss per share of common stock:
Basic	$(0.00)	$(0.00)	$(0.00)	(0.00)

Weighted average shares
Outstanding	92,312,595	89,855,387	92,715,399	90,317,254

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			For the Period
	For the Nine Months Ended,		May 1, 2008
	January 31,		(inception) to
	2014	2013	January 31, 2014

Net loss	$(66,495)	$(57,595)	$(524,824)
Adjustments to reconcile net income to net cash used by operating expenses
Depreciation	—	—	23,336
Issuance of common stock to related party for services rendered	—	21,750	82,750
Changes in operating assets and liabilities:
Decrease (increase) in prepaid assets	32,159	(10,980)	125
(Decrease) increase in accounts payable	(20,135)	4,166	35,301
(Decrease) increase in accounts payable – related party	(2,056)	—	9,000
Decrease in accrued interest – related party	—	(570)	—
Net cash used in operating activities	(56,527)	(43,229)	(374,312)

Cash flows from investing activities
Investment in intangible assets	—	(4,535)	(7,085)
Purchase of office furniture and equipment	—	—	(28,624)
Cash flows used in investing activities	—	(4,535)	(35,709)

Cash flows from financing activities
Proceeds from issuance of common stock	53,900	58,600	258,872
Increase (decrease) in loan from shareholder	—	(7,250)	—
Net cash provided by financing activities	53,900	51,350	258,872

Non-cash China Advance acquisition	—	—	151,449

Net change in cash and cash equivalent	(2,627)	3,586	300
Cash and cash equivalent at beginning of period	2,927	483	—
Cash and cash equivalent at end of period	$300	$4,069	$300

Supplemental Disclosure of non-cash investing and financing activities:
Issuance of common stock to related party for services rendered	—	57,750	57,750
Repay prior officer’s loan	$—	$—	$9,920
Supplemental Disclosure of cash flow Information:
Cash paid for interest	$—	$1,450	$1,450
Cash paid for taxes	$—	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended January 31, 2014 and 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and operations and cash flows at January 31, 2014 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2013 and 2012 audited financial statements filed on Form 10K on August 1, 2013. The results of operations for the periods ended January 31, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

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

For the Three and Nine Months Ended January 31, 2014 and 2013

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

For the Three and Nine Months Ended January 31, 2014 and 2013

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

Intangible Assets

The Company’s intangible assets consist of intellectual property, principally documentary motion pictures. The Company periodically reviews its long lived assets to ensure that their carrying value does not exceed their fair market value. There was no amortization expense or impairment for the three and nine months ended January 31, 2014 and 2013 as the useful life is not estimable.

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

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the three and nine months ended January 31, 2014 and 2013.

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended January 31, 2014 and 2013

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at January 31, 2014, assets and liabilities approximate fair value due to their short term nature.

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended January 31, 2014 and 2013

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of January 31, 2014, the Company had no assets other than prepaid expenses, cash, and long-lived assets.

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

Basic and diluted earnings per share are the same as there were no potentially dilutive instruments for the three and nine months ended January 31, 2014 and 2013.

Concentrations, Risks, and Uncertainties

The Company did not have a concentration of business with suppliers or customers constituting greater than 10% of the Company’s gross sales during fiscal years 2014 and 2013.

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

For the Three and Nine Months Ended January 31, 2014 and 2013

NOTE 3 – RECENTLY ENACTED ACCOUNTING STANDARDS

The Company has evaluated new accounting pronouncements that have been issued and are not yet effective for the Company and determined that there are no such pronouncements expected to have an impact on the Company’s future financial statements.

NOTE 4 – COMMON STOCK

During the nine months ended January 31, 2014, we entered into separate private placement memorandums with an affiliate shareholder under which we issued him 1,768,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $53,900. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

For the Three and Nine Months Ended January 31, 2014 and 2013

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

There was no amortization expense or impairment for the three and nine months ended January 31, 2014 and 2013 as the useful life is not estimable.

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

For the Three and Nine Months Ended January 31, 2014 and 2013

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

NOTE 7 – RELATED PARTY TRANSACTIONS

During the nine months ended January 31, 2014, the Company sold 1,768,000 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $53,900.

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

On November 4, 2011, the Company entered into an agreement with the father of the Company’s Chief Operating Officer to develop and produce the motion picture Gothic Harvest.

GOLIATH FILM AND MEDIA HOLDINGS

(A Development Stage Enterprise)

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended January 31, 2014 and 2013

In accordance with the agreement, the Company paid $10,000 for the script that is recorded as a short term asset on the balance sheet as a part of prepaid assets.

On November 18, 2013, the Company sold the script Gothic Harvest to an affiliate of the Company for $15,000, resulting in a gain of $5,000. The Company recorded the gain as a capital contribution. As of January 31, 2014, the Company had received deposits totaling $12,750 with a balance of $2,250 due.

Related party transactions have been disclosed in the other notes to these financial statements.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

We did not record any legal contingencies as of January 31, 2014.

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

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to January 31, 2014, we issued a total of 35,000 restricted common shares to an affiliate in accordance with Rule 144, in exchange for approximately $1,050. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

Questions and Answers

What is your business?

We distribute motion pictures, educational videos, other video products, and digital content. We plan to distribute video properties to television stations and networks and to private groups such as religious congregations or schools. We do not intend to engage in domestic theatrical releases of motion pictures at this time, due to the high up-front costs of advertising and marketing theatrically. Also, theatrical releases of motion pictures have historically represented only 18% of domestic revenues for the industry (13% internationally) and are potentially decreasing in the future. We intend to emphasize niche markets, commencing with faith-based, educational, responsible minority content, and low budget horror movies.

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

We have also acquired distribution rights to 1,500 educational videos (primarily English, ESL and mathematics) produced by KLCS, a public television station based in Los Angeles, in cooperation with the Los Angeles Unified School District. Management estimates that each of these videos cost $20,000 or more to produce. Goliath has held preliminary discussions for international distribution of these videos. These videos have limited market potential for sale.

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

We plan to annually attend to not less than three of the major film trade fairs, such as, Sundance, Tribeca, Santa Barbara, Toronto, MIPcom, MIPTV, the European Film Market in Berlin, the Italian Film Market, the American Film Market in Santa Monica, and others, and the International Christian Trade Show. The film markets are where buyers and sellers of motion pictures meet. There are about 89 distinct international territories for film distribution. Typically, international and domestic buyers agree to license films in each territory, for a term of 3-5 years on a per-picture basis. We also plan to market the faith based films to the 315 US Christian television channels and to the various Christian assemblies for church releases (there are approximately1,400 church-operated movie theatres in the US).

What is this going to cost you?

We expect that participating in three film markets over a period of 12 months will cost approximately $100,000 and that we will spend up to $500,000 acquiring distribution rights to properties. We expect that distribution revenues will exceed our expenses.

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

Management and our advisors have decades of experience and solid reputations in the motion picture industry and the Christian, horror and educational markets. We know where the motion pictures are, and within the niche, we know the appropriate persons, we believe, that they will deal with Goliath. Once we attain a critical mass of 100 properties or more, we think it will be not very difficult to be the "faith based," "minority content" etc. distributor that owners of motion pictures in these genres seek out.

What does "faith based" mean?

A "faith based" motion picture is one that has Christian themes, is uplifting, and is family friendly. Faith based motion pictures do have a "Christian" or traditional religious message underlying them, but are not "preachy." According to Gallup, more than 42% of Americans attend church regularly. Internationally, Europe has a smaller but still significant population of attending Christians; Latin America and Christian Africa are higher. This niche also conforms to the significant percentage of families worldwide who are extremely cautious regarding the viewing experiences and habits of their children.

So how are you different than Netflix, Blockbuster and Hulu, to name a few? How can you compete with them? They have a lot of money and name recognition. Why wouldn't they jump into your niches?

We have a different approach. While we may never be as large as any of the companies named above, we still believe in our potential for profitability. These larger firms must focus on a mass market for content viewing and not on specific niche strategies. They generally acquire product by licensing content from the many medium and large film libraries owned by the major distributors for motion picture as well as television product. This formula for acquiring content is extremely expensive. As an example; NETFLIX spent over $3 billion as of fiscal year-end December 31, 2013 on the licensing of content and developing and producing original programming for subscribers/members in both domestic and international markets. With personnel exceeding 2,000 employees and offices worldwide, it is apparent that in order to cover costs and generate a profit, their best strategy is to focus on targeting the mass markets.

As far as entering our space of targeted niche markets, it is an axiom of business that big companies are less nimble than smaller concerns. If one of the larger firms mentioned decides to enter our space, it is likely that their preference would be to acquire us rather than establish divisions or subsidiaries focused on niche markets, from scratch.

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

How do these distribution rights work?

We will enter in to a distribution Agreement for each motion picture. Terms may be perpetual or limited by years. The licensing rights that we are acquiring will generally have a term of five years. We will generally obtain a fee of 30% of gross revenues. Licensing will be flexible for usage applications on a yearly or multi-year basis. Most markets, especially foreign territories have a tendency to continuously renew content licensing.

How many employees do you have? Do you have an office?

We have just 3 employees and we believe that is sufficient during the "content aggregation" phase of our development. Our administrative office is in Los Angeles near Beverly Hills.

Do you have a website?

Our website is www.goliathfilmandmediainternational.com. We have a mirror site at www.goliathfilmandmedia.com.

Plan of Operations

We have not yet enjoyed any revenues. The Company incurred a net loss of $19,464 and $66,495 for the three and nine months ended January 31, 2014, respectively, compared to a net loss of $11,397 and $57,595 for the three and nine months ended January 31, 2013, respectively. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plan to continue as a going concern revolves around its ability to execute its business strategy of distributing motion pictures and digital content, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

In the fiscal years ending April 30, 2013 and 2012, $88,600 and $103,000, respectively, was raised from the sale of stock for future business projects with us.

Results of Operations

Three Months Ended January 31, 2014 Compared to Three Months Ended January 31, 2013

Revenue

For the three months ended January 31, 2014 and January 31, 2013, we have not generated any revenues.

Operating expenses

Operating expenses increased by $8,067, or 72.1%, to $19,254 in the three months ended January 31, 2014 from $11,187 in the three months ended January 31, 2013 primarily due to an increase in audit costs, offset partially by decreases in rent and general and administration costs.

Operating expenses for the three months ended January 31, 2014 were comprised primarily of audit and other professional fees of $2,013, rent of $1,413, $8,350 in consulting services costs; travel costs of $2,666, stock based compensation expense of $2,625, and $2,187 of other operating expenses.

Operating expenses for the three months ended January 31, 2013 were comprised primarily of $6,800 in consulting services costs; travel costs of $1,531, stock based compensation expense of $2,625, and $231 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the three months ended January 31, 2014 totaled $19,254 primarily due to rent, consulting services costs, travel costs, audit costs and other professional fees, and stock based compensation expenses compared to $11,187 for the three months ended January 31, 2013 primarily due to consulting services costs, travel costs, and stock based compensation expenses.

Assets and Liabilities

Total assets were $12,260 as of January 31, 2014 compared to $42,046 as of April 30, 2013 primarily the result of a decrease in prepaid assets of $32,159. Total liabilities as of January 31, 2014 were $32,519 compared to $54,710 as of April 30, 2013, or a decrease of $22,191 or 40.6%. The decrease was primarily the result of a decrease in accounts payable in the amount of $20,135.

Stockholders’ Deficit

Stockholders’ deficit was $20,259 as of January 31, 2014. Stockholder’s deficit consisted primarily of shares issued for services rendered in the amount of $57,750, shares issued for fundraising totaling $245,500, these were offset primarily by the deficit accumulated during the development stage of $328,509 at January 31, 2014.

Nine Months Ended January 31, 2014 Compared to Nine Months Ended January 31, 2013

Revenue

For the nine months ended January 31, 2014 and January 31, 2013, we have not generated any revenues.

Operating expenses

Operating expenses increased by $10,615, or 19.2%, to $65,865 in the nine months ended January 31, 2014 from $55,250 in the nine months ended January 31, 2013 primarily due to increases in consulting services costs and audit costs, offset primarily by decreases in rent, travel costs, and general and administration costs.

Operating expenses for the nine months ended January 31, 2014 were comprised primarily of rent of $4,239, $23,158 in consulting services costs, travel costs of $10,869, audit costs and other professional fees of $14,285, stock based compensation expense of $8,125, and $5,189 of other operating expenses.

Operating expenses for the nine months ended January 31, 2013 were comprised primarily of rent of $11,923, $10,745 in consulting services costs, travel costs of $16,649, audit costs of $6,000, stock based compensation expense of $8,625, interest costs of $1,735, and $1,308 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the nine months ended January 31, 2014 totaled $65,865 primarily due to rent, consulting services costs, audit costs and other professional fees, travel costs, and stock based compensation expense compared to $56,985 for the nine months ended January 31, 2013 primarily due to rent, consulting services costs, audit costs, travel costs, and stock based compensation expense.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of $2,627 in the nine months ending January 31, 2014 resulting from cash used in operating activities of $56,527, offset partially by cash provided by financing activities of $53,900.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Nine Months Ended January 31,
	2014	2013

Cash at beginning of period	$2,927	$483
Net cash used in operating activities	(56,527)	(43,229)
Net cash used in investing activities	—	(4,535)
Net cash provided by financing activities	53,900	51,350
Cash at end of period	$300	$4,069

Net cash used in operating activities was $56,527 for the nine months ending January 31, 2014 compared to net cash used in operations for the nine months ending January 31, 2013 of $43,229 primarily due to a net loss of $66,495 for the nine months ending January 31, 2014, offset primarily by the change in operating assets and liabilities of $9,968. Net cash provided by financing activities was $53,900 for the nine months ending January 31, 2014, compared to net cash provided by financing activities of $51,350 for the nine months ending January 31, 2013. Net cash used in investing activities was none for the nine months ending January 31, 2014, compared to net cash used in investing activities of $4,535 for the nine months ending January 31, 2013.

During the nine months ended January 31, 2014, we entered into separate private placement memorandums with an affiliate shareholder under which we issued 1,768,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $53,900. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

Our cash needs for the year ended April 30, 2014 are estimated to be $200,000. This budget is based on the assumption that we will carry out one to several projects at a time to content markets for which we will need about $50,000 in working capital; general and administrative expenses of $150,000 for the costs related to being public, and miscellaneous office expenses. We sold 3,388,334 shares for net proceeds of $220,750 in offerings conducted in fiscal years 2013 and 2012 and the first nine months of fiscal year 2014. Additionally, we raised $38,000 through a related party note in fiscal year 2012. As we move forward with our business plan we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2013 fiscal year.

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

Equity Financing

During the nine months ended January 31, 2014, we entered into a private placement memorandum with an affiliate shareholder under which we issued him 1,768,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $53,900. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

Sale of Asset

On November 18, 2013, the Company sold the script Gothic Harvest to an affiliate of the Company for $15,000, resulting in a gain of $5,000. The Company recorded the gain as a capital contribution. As of January 31, 2014, the Company had received deposits totaling $12,750.

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

The Company paid $7,085 to acquire this interest, of which a deposit of $2,550 was paid as of April 30, 2012 and the remaining $4,535 has been paid as of July 29, 2012. Ending January 31, 2014, the Company has not impaired the asset.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (January 31, 2014), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II – OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended January 31, 2014, we entered into a private placement memorandum with an affiliate shareholder under which we issued 750,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $3,000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

GOLIATH FILM AND MEDIA HOLDINGS

Dated: March 11, 2014	By:	/s/ Lamont Roberts
Lamont Roberts
CEO and Director (duly authorized officer)

Dated: March 11, 2014	By:	/s/ John Ballard
John Ballard Chief Financial Officer (chief financial and accounting officer)

