Form 10-K
period 2014-04-30
Goliath Film & Media Holdings
filed 2014-08-11
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2014

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file number 0-18945

GOLIATH FILM AND MEDIA HOLDINGS

(Exact name of registrant as specified in its charter)

Nevada	84-1055077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4640 Admiralty Way, Suite 500, Marina del Rey, California	90292
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 885-5501

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [  ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES [  ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporation Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). [  ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

State issuer’s revenues for its most recent fiscal year: $0

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 2013, which is the last day of the registrant’s most recently completed second fiscal quarter, was $164,965 based on 21,149,333 shares being owned by non-affiliates, and the last sale price of $0.003 as of October 31, 2013.

The number of shares outstanding of the issuer’s classes of Common Stock as of August 1, 2014 Common Stock, $0.001 Par Value – 128,649,167 shares

DOCUMENTS INCORPORATED BY REFERENCE – NONE

PART I

Item 1. BUSINESS

Background.

The Company was incorporated in Nevada on February 16, 2010 under the name “China Advanced Technology” as the successor by merger to Vitalcare Diabetes Treatment Centers, Inc. (“Vitalcare”). In February and March 2010, Vitalcare underwent a holding company reorganization under Delaware law, pursuant to which it became a wholly-owned subsidiary of Vitalcare Holding Corporation, and Vitalcare, together with its assets and liabilities, was sold to a non-affiliated third party. Vitalcare Holding Corporation subsequently reincorporated in Nevada by merger into China Advanced.

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

The transaction closed on October 31, 2011 (the “Closing Date”). On the Closing Date China Advanced Technology acquired Goliath Film and Media International by issuing 47,000,000 shares of its Common Stock, constituting 70.1% of the outstanding shares after giving effect to their issuance and the cancellation of 15,619,816 shares held by China Advanced Technology’s prior control person. Immediately following the Closing, 67,100,000 shares were issued and outstanding, including the 100,000 shares sold as described in Note 7 in the Footnotes to the Financial Statements. On the Closing Date, the name of China Advanced Technology was changed to Goliath Film and Media Holdings. All share numbers herein have been adjusted for an eight-for-1 forward stock split affected as of the Closing Date. The forward stock split was reflected in the trading market on February 13, 2012.

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

We have a different approach. While we may never be as large as any of the companies named above, we still believe in our potential for profitability. These larger firms must focus on a mass market for content viewing and not on specific niche strategies. They generally acquire product by licensing content from the many medium and large film libraries owned by the major distributors for motion picture as well as television product. This formula for acquiring content is extremely expensive. As an example; NETFLIX spent over $3 billion as of fiscal year-end December 31, 2013 on the licensing of content and developing and producing original programming for subscribers/members in both domestic and international markets. With personnel exceeding 2,000 employees and offices worldwide, it is apparent that in order to cover costs and generate a profit, their best strategy is to focus on targeting the mass markets

As far as entering our space of targeted niche markets, it is an axiom of business that big companies are less nimble than smaller concerns. If one of the larger firms mentioned decides to enter our space, it is likely that their preference would be to acquire us rather than establish divisions or subsidiaries focused on niche markets, from scratch.

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

We presently have acquired the distribution rights to the following motion pictures: Seducing Spirits, The Perfect Argument, Marina Murders, Film Struggle, Divorce in America, A Wonderful Summer, The Truth About Layla, Living with Cancer, and The Biggest Fan. Under the distribution agreements Goliath will receive 30% of the gross revenues for each of the pictures we distribute. In general, our distribution contracts cover both domestic and international licensing agreements; however, for the picture The Biggest Fan we obtained limited distribution rights.

How do these distribution rights work?

We enter into a Distribution Agreement for each motion picture. Terms may be perpetual or limited by years. The Films we are acquiring with the proceeds of this offering will have a term of five years. We will generally obtain a fee of 30% of gross revenues. Licensing will be flexible for usage applications on a yearly or multi-year basis. Most markets, especially foreign territories have a tendency to continuously renew content licensing.

How many employees do you have? Do you have an office?

We have just 3 employees and we believe that is sufficient during the “content aggregation” phase of our development. Our administrative office is in Marina del Rey.

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

Our success depends on the ability of our senior management team, as well as our ability to attract and retain key personnel.

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

We do not expect to pay dividends on our outstanding shares in the foreseeable future.

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

Item 1B. UNRESOLVED STAFF COMMENTS

This item is not applicable because we are a “smaller reporting company” as defined in Exchange Act Rule 12b-2.

Item 2. PROPERTIES

Our principal executive and administrative offices are currently located at 4640 Admiralty Way, Suite 500, Marina del Rey, CA 90292. We rent these offices on a month to month basis and they are adequate for our current needs.

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

Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market information and issuance of unregistered securities

Our Common Stock has traded on the OTC Exchange under the symbol GFMH.OB since March 3, 2012. From June 23, 2010 through March 3, 2012, the stock traded under the symbol CADT.PK. Prior to June 23, 2010, the symbol was VDTI.PK. There was a 1-for-1,000 reverse split which was affected on June 23, 2010. Prior to April 30, 2013, the trading for the common stock was limited and sporadic.

The high and low sales prices for the common stock since April 30, 2014 were as follows:

Quarter Ended	High	Low
April 30, 2014	$0.01	$0.003
January 31, 2014	0.01	0.003
October 31, 2014	0.01	0.003
July 31, 2014	0.005	0.003

Quarter Ended	High	Low
April 30, 2013	0.005	0.003
January 31, 2013	0.10	0.003
October 31, 2012	0.15	0.03
July 31, 2012	0.09	0.03

All share information is adjusted for stock splits and stock dividends. The above information was supplied by the OTC Exchange and these prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b) Holders

As of June 30, 2014, there were 90 record holders of our common stock.

(c) Dividends

We have not paid any dividends on its common stock. We currently intend to retain any earnings for use in our business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d) Equity Compensation Plans

Number of Securities
remaining available
	(a)	(b)	for future issuance
	Number of Securities	Weighted Average	under equity
	To be issued upon	exercise price of	compensation plans
	exercise of existing	outstanding options,	(excluding securities
	Options, warrants	warrants and	reflected in Plan Category
	and rights	rights	column (a)

Equity compensation plans approved by security holders	—	$—	—

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	—

Company repurchases of common stock during the years ended April 30, 2014 and 2013.

None

(e) Performance Graphic. We are not required to provide a performance graph since it is a “smaller reporting company” as defined in Regulation S-K Rule 10(f).

In fiscal year 2014, we issued a total of 2,096,333 restricted common shares to an affiliate in accordance with Rule 144, in exchange for approximately $39,000 and $24,750 of debt. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

We issued 5,000,000 restricted common shares to John Ballard, our Chief Financial Officer pursuant to his consulting contract dated May 1, 2014. We also issued 2,000,000 restricted common shares for professional services per consulting contracts dated May 1, 2014.

We issued 2,000,000 restricted common shares to Lamont Roberts, our President and Chief Executive Officer, pursuant to his consulting contract dated May 1, 2014. Further, we issued 25,000,000 restricted common shares to Mike Criscione, as a Director of the Company and to manage sales and marketing activities for the Company pursuant to his consulting contract dated May 1, 2014.

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Revenue Recognition

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

Intangible Assets

The Company’s intangible assets consist of intellectual property, principally motion pictures. The Company periodically reviews its long lived assets to ensure that their carrying value does not exceed their fair market value. There was no amortization expense or impairment for the years ended April 30, 2014 and 2013 as the useful life is not estimable.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at April 30, 2014, assets and liabilities approximate fair value due to their short term nature.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of April 30, 2014, the Company had no assets other than prepaid expenses.

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

Basic and diluted earnings per share are the same as there were no potentially dilutive instruments for the years ended April 30, 2014 and 2013.

Concentrations, Risks, and Uncertainties

The Company did not have a concentration of business with suppliers or customers constituting greater than 10% of the Company’s gross sales during 2014 and 2013.

Recent Accounting Pronouncements

We have evaluated new accounting pronouncements that have been issued and are not yet effective for us and determined that there are no such pronouncements expected to have an impact on our future financial statements.

Plan of Operations

We have not yet enjoyed any revenues. The Company incurred a net loss of $88,143 for the year ended April 30, 2014 compared to a net loss of $114,883 for the year ended April 30, 2013. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plan to continue as a going concern revolves around its ability to execute its business strategy of distributing digital content, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

In the fiscal years ending April 30, 2014 and 2013, $39,000 and $88,600, respectively, was raised from the sale of stock for future business projects with us.

Results of Operations

Fiscal Year Ended April 30, 2014 Compared to Fiscal Year Ended April 30, 2013

Revenue

For the fiscal year ended April 30, 2014 and April 30, 2013, we have not generated any revenues.

Operating expenses

Operating expenses decreased by $26,570, or 23.3%, to $87,303 in the year ended April 30, 2014 from $113,873 in the year ended April 30, 2013 primarily due to a decrease in travel costs.

Operating expenses for the year ended April 30, 2014 were comprised primarily of $20,842 in professional fees; $33,540 in consulting services costs, stock based compensation expense of $10,750; travel costs of $12,569; rent of $4,239, advertising costs of $2,625, and $2,738 of other operating expenses.

Operating expenses for the year ended April 30, 2013 were comprised primarily of $29,474 in consulting services costs; travel costs of $29,895, equipment rental costs of $15,480, stock based compensation expense of $11,000, office rent of $14,210, professional fees of $10,955, and $2,859 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the year ended April 30, 2014 totaled $87,303 primarily due to professional fees, consulting services costs, stock based compensation expense, office rent, travel costs, and advertising costs compared to $114,063 for the year ended April 30, 2013 primarily due to consulting services costs, travel costs, equipment rental costs, stock based compensation expenses, office rent, and professional fees.

Assets and Liabilities

Total assets were $5,085 as of April 30, 2014 compared to $42,046 as of April 30, 2013 primarily the result of decreases in prepaid assets of $26,949, intangible asset of $7,085, and cash of $2,927. Total liabilities as of April 30, 2014 were $37,142 compared to $54,710 as of April 30, 2013, or a decrease of $17,568 or 32.1%. The decrease was primarily the result of decreases in accounts payable of $17,406, and accounts payable to a related party in the amount of $2,056, offset primarily by cash overdraft of $1,894.

Stockholders’ Deficit

Stockholders’ deficit was $(32,057) as of April 30, 2014. Stockholder’s deficit consisted primarily of shares issued for services rendered in the amount of $57,750, shares issued for fundraising totaling $260,350, offset primarily by the accumulated deficit of $350,157 at April 30, 2014.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of $(2,927) in the year ending April 30, 2014 resulting from cash used in operating activities of $50,906, offset partially by cash provided by financing activities of $47,979.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Year Ended April 30,
	2014	2013

Cash at beginning of period	$2,927	$483
Net cash used in operating activities	(50,906)	(74,371)
Net cash used in investing activities	-	(4,535)
Net cash provided by financing activities	47,979	81,350
Cash at end of period	$-	$2,927

Net cash provided by financing activities was $47,979 for the year ending April 30, 2014, compared to net cash provided by financing activities of $81,350 for the year ending April 30, 2013. Net cash used in investing activities was none for the year ending April 30, 2014, compared to net cash used in investing activities of $4,535 for the year ending April 30, 2013. Net cash used in operating activities was $50,906 for the year ending April 30, 2014 compared to net cash used in operations for the year ending April 30, 2013 of $74,371 primarily due to a net loss of $88,143 for the year ending April 30, 2014, offset primarily by the change in operating assets and liabilities of $37,237.

During the year ended April 30, 2014, we entered into separate private placement memorandums with an affiliate shareholder under which we issued 2,096,333 shares of our common stock, restricted in accordance with Rule 144, in exchange for $39,000 and debt of $24,750. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

Our cash needs in the year ending April 30, 2015 are estimated to be $200,000. This budget is based on the assumption that we will carry out one project at a time for which we will need about $50,000 in working capital; general and administrative expenses of $150,000 for the costs related to being public, and miscellaneous office expenses. We sold 3,373,333 shares for net proceeds of $127,600 in offerings conducted in fiscal years 2014 and 2013. As we move forward with our business plan we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2015 fiscal year.

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

Equity Financing

During the year ended April 30, 2014, we entered into a private placement memorandums with an affiliate under which we issued 2,096,333 shares of our common stock, restricted in accordance with Rule 144, in exchange for $39,000 and debt of $24,750. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

We issued 5,000,000 restricted common shares to John Ballard, our Chief Financial Officer pursuant to his consulting contract dated May 1, 2014. We also issued 2,000,000 restricted common shares for professional services per consulting contracts dated May 1, 2014.

We issued 2,000,000 restricted common shares to Lamont Roberts, our President and Chief Executive Officer, pursuant to his consulting contract dated May 1, 2014. Further, we issued 25,000,000 restricted common shares to Mike Criscione, as a Director of the Company and to manage sales and marketing activities for the Company pursuant to his consulting contract dated May 1, 2014.

For the year ended April 30, 2013, we entered into separate private placement memorandums with two affiliates under which we issued them 1,772,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $88,600. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

Sale of Asset

On November 18, 2013, the Company sold the script Gothic Harvest to an affiliate of the Company for $15,000, resulting in a gain of $5,000. The Company recorded the gain as a capital contribution. As of April, 2014, the Company had received all amounts due.

On April 14, 2014, the Company sold the script Gothic Harvest to an affiliate of the Company for $7,085, resulting in no gain or loss. As of May 31, 2014, the Company had received deposits totaling $2,000.

Distribution Rights

On February 13, 2012 the company announced that it has acquired the distribution rights to the following motion pictures: Seducing Spirits, The Perfect Argument, Marina Murders, Film Struggle, Divorce in America, A Wonderful Summer, The Truth About Layla, Living with Cancer, and The Biggest Fan. Under the distribution agreements, Goliath will receive 30% of the gross revenues for each picture it distributes. In general, the Company’s distribution contracts cover both domestic and international licensing agreements; however, for the picture The Biggest Fan, the Company obtained limited distribution rights.

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

Commitments and Contingencies

We did not record any legal contingencies as of April 30, 2014.

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

YEARS ENDED APRIL 30, 2014 AND 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Goliath Film & Media Holdings

We have audited the accompanying consolidated balance sheets of Goliath Film & Media Holdings (the Company) as of April 30, 2014 and 2013 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Goliath Film & Media Holdings as of April 30, 2014 and 2013, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company does not have significant cash or other current assets, nor does it have an established source of revenues to cover its operating costs as of April 30, 2014 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
August 7, 2014

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED BALANCE SHEETS

	APRIL 30,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$-	$2,927
Other receivable – related party	5,085	32,034
Total current assets	5,085	34,961

Long-term assets
Intangible asset, net	-	7,085
Total long-term assets	-	7,085

Total assets	$5,085	$42,046

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$26,248	$43,654
Accounts payable - related party	9,000	11,056
Cash overdraft	1,894	—
Total current liabilities	37,142	54,710

Total liabilities	37,142	54,710

Stockholders’ Deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at April 30, 2014 and 2013	—	—

Common stock, $0.001 par value, 300,000,000 shares authorized; 93,361,667 and 91,265,334 shares issued and outstanding, at April 30, 2014 and 2013, respectively	93,362	91,265
Additional paid in capital	224,738	158,085
Accumulated deficit	(350,157)	(262,014)
Total stockholders’ deficit	(32,057)	(12,664)

Total liabilities and stockholders’ deficit	$5,085	$42,046

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended
	April 30, 2014	April 30, 2013

Operating Expenses
Sales and marketing	—	—
General and administrative	87,303	113,873
Total operating expenses	87,303	113,873

Loss from operations	(87,303)	(113,873)

Other income (expense)
Interest expense	—	(190)
Total other income/ (expense)	—	(190)

Loss before income taxes	(87,303)	(114,063)

Provision for income taxes	(840)	(820)

Elimination of accumulated deficit due to reverse acquisition	—	—

Net loss	$(88,143)	$(114,883)

Net loss per share of common stock:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares
Outstanding-Basic and diluted	92,532,131	90,273,192

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

			Additional
	Common Stock		Paid in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Capital

Balances, April 30, 2012	67,343,334	67,343	35,657	(147,131)	(44,131)

Issuance of shares - services	22,150,000	22,150	35,600	—	57,750
Issuance of shares - private placement	1,772,000	1,772	86,828	—	88,600
Net loss, year ended April 30, 2013	—	—	—	(114,883)	(114,883)
Balances, April 30, 2013	91,265,334	$91,265	$158,085	$(262,014)	$(12,664)

Issuance of shares - private placement	1,601,333	1,602	37,398	—	39,000
Issuance of shares to relieve debt	495,000	495	24,255	—	24,750
Gain on sale of investment to related party	—	—	5,000	—	5,000
Net loss, year ended April 30, 2014	—	—	—	(88,143)	(88,143)
Balances, April 30, 2014	93,361,667	$93,362	$224,738	$(350,157)	$(32,057)

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(audited)

	For the Year Ended
	April 30, 2014	April 30, 2013

Net Loss	$(88,143)	$(114,883)
Adjustments to reconcile net loss to net cash used in operating expenses
Issuance of common stock for service rendered	—	57,750
Changes in operating assets and liabilities:
Decrease (increase) in prepaid assets	31,949	(12,768)
Increase (decrease) in accounts payable	7,344	21,044
Increase (decrease) in accounts payable – related party	(2,056)	(24,944)
Increase (decrease) in accrued interest – related party	—	(570)
Net cash used in operating activities	(50,906)	(74,371)

Cash flows from investing activities
Investment in intangible assets	—	(4,535)
Net cash used in investing activities	—	(4,535)

Cash flows from financing activities
Proceeds from issuance of common stock	39,000	88,600
Proceeds from sale of assets	7,085	—
Cash overdraft	1,894	—
Increase (decrease) in loan from shareholder	—	(7,250)
Net cash provided by financing activities	47,979	81,350

Net change in cash and cash equivalent	(2,927)	2,444
Cash and cash equivalent at beginning of period	2,927	483
Cash and cash equivalent at end of period	$—	$2,927

Supplemental Disclosure of non-cash investing and financing activities:
Issuance of common stock to related party for services rendered	$24,750	$57,750
Sale of script to related party	5,000	—
Supplemental Disclosure of cash flow Information:
Cash paid for interest	$—	$760
Cash paid for taxes	$—	$—

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDING APRIL 30, 2014 AND 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On October 31, 2011 (the “Closing Date”), China Advanced Technology acquired Goliath Film and Media International, a California corporation, by issuing 47,000,000 shares of its Common Stock, constituting 70.1% of the outstanding shares after giving effect to their issuance and the cancellation of 15,619,816 shares held by China Advanced Technology’s prior control person. Immediately following the Closing, 67,100,000 shares were issued and outstanding, including the 100,000 shares sold as described in Note 7. On the Closing Date, the name of China Advanced Technology was changed to Goliath Film and Media Holdings (“Goliath” or “the Company”). All share numbers herein have been adjusted for an eight-for-1 forward stock split affected as of the Closing Date. The forward stock split was reflected in the trading market on February 13, 2012. The transaction was accounted for as a reverse acquisition in which Goliath Film and Media International is deemed to be the accounting acquirer, and the prior operations of Goliath (formerly China Advanced Technology) are consolidated for accounting purposes. Since Goliath had no operations, assets, or liabilities as of the Closing, no audit of that entity was required under the materiality thresholds of Regulation S-X Rule 8-04.

Organization, Nature of Business and Trade Name

The Company is engaged in the distribution of films and pictures. The Company has not realized revenues from its planned principal business purpose.

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

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDING APRIL 30, 2014 AND 2013

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

Intangible Assets

The Company’s intangible assets consist of intellectual property, principally motion pictures. The Company periodically reviews its long lived assets to ensure that their carrying value does not exceed their fair market value. There was no amortization expense or impairment for the years ended April 30, 2014 and 2013 as the useful life is not estimable.

Revenue Recognition

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

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. Advertising expense was $2,625 and $0, for the years ended April 30, 2014 and 2013, respectively.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the years ended April 30, 2014 and 2013.

Income tax

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

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDING APRIL 30, 2014 AND 2013

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at April 30, 2014, assets and liabilities approximate fair value due to their short term nature.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of April 30, 2014, the Company had no assets other than other receivable – related party.

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

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDING APRIL 30, 2014 AND 2013

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

Basic and diluted earnings per share are the same as there were no potentially dilutive instruments for the years ended April 30, 2014 and 2013.

Concentrations, Risks, and Uncertainties

The Company did not have a concentration of business with suppliers or customers constituting greater than 10% of the Company’s gross sales during 2014 and 2013.

Stock Based Compensation

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

NOTE 2 – RECENTLY ENACTED ACCOUNTING STANDARDS

The Company has evaluated new accounting pronouncements that have been issued and are not yet effective for the Company and determined that there are no such pronouncements expected to have an impact on the Company’s future financial statements.

NOTE 3 – INTANGIBLE ASSET

Investment in Documentary

On July 29, 2012, the Company acquired a 30% exclusive interest for three years of a documentary on the career of former National Basketball Association star, A.C. Green.

The Company paid $7,085 to acquire this interest, of which a deposit of $2,550 was paid as of April 30, 2012 and the remaining $4,535 has been paid as of July 29, 2012.

There was no amortization expense or impairment for the years ended April 30, 2014 and 2013 as the useful life is not estimable.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDING APRIL 30, 2014 AND 2013

On April 14, 2014, the Company sold the interest in the documentary to an affiliate of the Company for $7,085, resulting in no gain or loss. As of May 31, 2014, the Company had received deposits totaling $2,000, with the remaining $5,085 recorded as a receivable.

NOTE 4 – GOING CONCERN

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

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended April 30, 2014, the Company sold 1,601,333 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $39,000 and issued 495,000 restricted common shares to relieve debt of $24,750.

For the year ended April 30, 2013, the Company sold 1,772,000 restricted common shares to two affiliate shareholders pursuant to a private placement memorandum in exchange for $88,600.

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

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDING APRIL 30, 2014 AND 2013

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

NOTE 6 – INCOME TAXES

As of April 30, 2014, the Company had net operating loss carryforwards of approximately $350,157, which expire in varying amounts between 2018 and 2028. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this (and other) potential future tax benefits has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforwards period are revised.

Deferred income tax assets of $146,716 at April 30, 2014, was offset in full by a valuation allowance.

The components of the Company’s net deferred tax assets, including a valuation allowance, are as follows:

Deferred Tax Assets	As of April 30, 2014	As of April 30, 2013

Net operating loss carryforwards	$350,157	$262,014

Net deferred tax assets before valuation allowance	146,716	109,784
Less: Valuation allowance	(146,716)	(109,784)
Net deferred tax assets	0	0

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	As of April 30, 2014	As of April 30, 2013

Statutory federal income tax	(35.0%)	(35.0%)
Statutory state income tax	(6.9%)	(6.9%)
Change in valuation allowance on deferred tax assets	(41.9%)	(41.9%)

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in the above figures for the periods audited.

NOTE 7 – COMMON STOCK

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at April 30, 2014 or 2013.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDING APRIL 30, 2014 AND 2013

The Company has authorized 300,000,000 shares of par value $0.001 common stock, of which 93,361,667 and 91,265,334 shares are outstanding at April 30, 2014 and 2013, respectively.

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

During the year ended April 30, 2014, the Company entered into separate private placement memorandums with an affiliate shareholder under which we issued 2,096,333 shares of our common stock, restricted in accordance with Rule 144, in exchange for $63,750. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

For the year ended April 30, 2013, the Company entered into separate private placement memorandums with two affiliate shareholders under which we issued them 1,772,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $88,600. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

During the year ended April 30, 2014, the Company sold 1,601,333 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $39,000 and issued 495,000 restricted common shares to relieve debt of $24,750.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDING APRIL 30, 2014 AND 2013

NOTE 8 – OPERATING LEASE

On November 1, 2012, we entered into a 12-month lease for 135 square feet of office space. The rent is approximately $471 per month.

The total rent and lease expense was $4,240 and $14,805 for the years ended April 30, 2014 and 2013, respectively.

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

NOTE 10 – SUBSEQUENT EVENTS

On July 1, 2014 the Company moved its corporate headquarters to 4640 Admiralty Way, Suite 500, Marina del Rey, California 90292.

We issued 5,000,000 restricted common shares to John Ballard, our Chief Financial Officer pursuant to his consulting contract dated May 1, 2014. We also issued 2,000,000 restricted common shares for professional services per consulting contracts dated May 1, 2014.

We issued 2,000,000 restricted common shares to Lamont Roberts, our President and Chief Executive Officer, pursuant to his consulting contract dated May 1, 2014. Further, we issued 25,000,000 restricted common shares to Mike Criscione, as a Director of the Company and to manage sales and marketing activities for the Company pursuant to his consulting contract dated May 1, 2014.

Subsequent to April 30, 2014, we issued a total of 1,287,500 restricted common shares to an affiliate in accordance with Rule 144, in exchange for approximately $25,750. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

Item 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (April 30, 2014), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our internal control over financial reporting was not effective as of the fiscal year ended April 30, 2014.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Lamont Robert, President and Chief Executive Officer

Lamont Roberts, 60, has been President, Chief Executive Officer and Director of Goliath since October, 2011. In 1997 he co-founded Millennium Personal and Business Management Corporation with Wilt Chamberlain, representing and managing a client base comprising actors, athletes, directors, musicians and writers. In the late 1990s Mr. Roberts also began producing film and television projects. In 2003, he was hired as the Executive Director of Reel Image, Inc., a content funding corporation. As the head of Reel Image, Inc., he is working on distributing a documentary that he wrote and produced entitled “Chosen By God- the Great Black Pharaohs of the 25th Dynasty.” As an independent producer, Mr. Roberts produced the feature films “The Truth About Layla,” and “The Marina Murders.” He acted as an Associate Producer on the feature film “Seducing Spirits,” and was the executive in charge of production for the feature film “The Perfect Argument,” and the documentaries “Film Struggle,” and “Living with Cancer.” Mr. Roberts has a BSBA in Finance and an MA in Real Estate and Urban Economics from the University of Florida. He is a best selling author and lives in Marina Del Rey, CA.

Mike Criscione, Director

Mike Criscione, 63, has been on the Board since May 1, 2014 has been a highly successful business man and real estate developer. He brought this extensive experience to the film business in 1991, producing “LA Goddess”. From 2008 to the present Mr. Criscione has directed, financed and produced numerous commercials, music videos, several motion pictures, and documentaries. He is a graduated of Vision Bible College in Whittler, California where he earned his Bachelor degree.

John Ballard, Chief Financial Officer

John Ballard, 56, was elected as Chief Financial Officer in October, 2011. From September 2003 to 2009, Mr. Ballard was Chief Financial Officer of Worldwide Manufacturing USA, Inc., a publicly traded company headquartered in California. John Ballard has nearly two decades of business management, project management, and accounting experience. From January 2002 to the present, Mr. Ballard has been a financial consultant and director of Reveal Systems, Inc., a software development company and Internet provider based in Longmont, Colorado. Mr. Ballard was the Chief Financial Officer of Call Solutions Inc., a publicly traded company, from October 1999 to November 2002. Call Solutions was in the business of opening call centers. From 1997-1999 Mr. Ballard owned and operated the food operations Cookies N Kreme and Lincoln Street Cafe in the Denver Metropolitan Area. In 1993, Mr. Ballard retired and he traveled until 1997. From 1988 to 1993, Mr. Ballard was Chief Financial Officer for Apple Sundries, Inc., a Denver retail chain. Mr. Ballard holds a Bachelor of Science Degree in Management and Marketing from the University of Colorado where he graduated Magna Cum Laude. Mr. Ballard also holds a Masters of Business Administration from Regis University.

Director Independence

Currently, the Company does not have any independent directors. Since the Company’s Common Stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.

Under NASDAQ Listing Rule 5605(a)(2), an “independent director” is a “person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.”

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

Code of Ethics

Goliath Film and Media Holdings has not adopted a code of ethics which applies to the chief executive officer, chief operating officer and chief financial officer, because of our level of operations of the public entity in 2014. Goliath Film and Media Holdings intends to adopt a code of ethics during calendar 2014.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Goliath Film and Media Holdings officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish Goliath Film and Media Holdings with copies of all Section 16(a) forms they file. The Company’s common stock did not become registered under the Exchange Act until after the year ended April 30, 2012, so Section 16(a) is not applicable to the Company.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Company’s sole executive officer for the years ended April 30, 2014, 2013, and 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Lemont Roberts, CEO and PRES.	2014	0	0	0	0	0	0	2,000	2,000
	2013	0	0	0	0	0	0	3,000	3,000
	2012	0	0	0	0	0	0	2,000	2,000

Mike Criscione, DIRECTOR	2014	0	0	0	0	0	0	25,000	25,000
	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

Kaila Criscione, COO	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	5,000	5,000
	2012	0	0	0	0	0	0	3,333	3,333

John Ballard	2014	0	0	0	0	0	0	5,000	5,000
	2013	0	0	0	0	0	0	2,570	2,570
	2012	9,000	0	0	0	0	0	1,713	10,713

Mr. Ballard received 5,000,000 restricted common shares pursuant to his consulting contract dated May 1, 2014.

Mr. Roberts received 2,000,000 restricted common shares pursuant to his consulting contract dated May 1, 2014.

Mr. Criscione received 25,000,000 restricted common shares as a Director of the Company and to manage sales and marketing activities for the Company pursuant to his consulting contract dated May 1, 2014.

Mr. Roberts received 6,000,000 shares per his employment contract in May 2012 for service valued at $6,000 or $3,000 per year expiring May 2014. There is no other cash or non cash compensation paid to Mr. Roberts.

Ms. Criscione received 10,000,000 shares per her employment contract in May 2012 for service valued at $10,000 or $5,000 per year expiring May 2014. There is no other cash or non cash compensation paid to Ms. Criscione. Ms. Criscione resigned from the Company on May 1, 2014.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information relating to the beneficial ownership of Company common stock as of July 1, 2012 by (i) each person known by Goliath Film and Media Holdings to be the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of Goliath Film and Media Holdings directors and executive officers, and (iii) the Percentage After Offering assumes the sale of all shares offered. Unless otherwise noted below, Goliath Film and Media Holdings believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to the shares. We had 127,361,667 shares outstanding as of July 1, 2014.

Name	Office	Number of Common Shares Owned		Percentage of Shares Owned

Lamont Roberts	Chief Executive Officer	15,000,000	(1)	11.7%
Mike Criscione	Director	25,166,000		19.8%
John Ballard	Chief Financial Officer	10,394,445		8.2%
Kaila Criscione	Chief Operating Officer	30,000,000		23.6%
Kevin Frawley	none	26,146,667	(1)	20.5%

Total officer/director/5% owners		106,707,112		83.8%

(1)	Mr. Frawley has granted to Lamont Roberts all rights to vote and direct the disposition of 20,000,000 shares held of record by Mr. Frawley.

(2)	Ms. Criscione resigned from the Company on May 1. 2014.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended April 30, 2014, the Company sold 1,601,333 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $39,000 and issued 495,000 restricted common shares to relieve debt of $24,750.

For the year ended April 30, 2013, the Company sold 1,772,000 restricted common shares to two affiliate shareholders pursuant to a private placement memorandum in exchange for $88,600.

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

Under NASDAQ Listing Rule 5605(a)(2), an “independent director” is a “person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.”

We do not currently have a separately designated audit, nominating or compensation committee. However, we do intend to comply with the independent director and committee composition requirements in the future.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

During the period covering the fiscal years ended April 30, 2014 and 2013, our principal accounting firm Sadler Gibb & Associates was paid $10,000 in 2014 for audit and review work and Sam Kan & Company was paid $4,500 in fiscal year 2013 for audit fees.

Tax Fees

None.

All Other Fees

None.

Audit Committees pre-approval policies and procedures

We do not have an audit committee. Our engagement of Sadler and Gibb as our independent registered public accounting firm was approved by the Board of Directors.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements. All Financial Statements are listed in Item 7. No schedules are required.

(b) Exhibits. The following exhibits of the Company are included herein.

Number	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Merger with China Advanced Technologies Corporation (1)
3.3	Bylaws (1)
21.	Employment Agreements Lamont Roberts and Kaila Criscione
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)(2)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)(2)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350(2).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350(2).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Incorporated by reference with the exhibit so numbered in the Company’s Registration Statement on Form S-1, file number 333-169212.

(2)	Filed herewith.

* In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2014.

GOLIATH FILM AND MEDIA HOLDINGS

	By:	/s/ Lamont Roberts
Lamont Roberts
Chief Executive Officer and President

	By:	/s/ John Ballard
John Ballard
Chief Financial Officer

	By:	/s/ Mike Criscione
Mike Criscione
Director

