Form 10-Q
period 2014-07-31
Goliath Film & Media Holdings
filed 2014-09-08
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

There were 129,394,917 shares of common stock issued and outstanding as of August 31, 2014.

GOLIATH FILM AND MEDIA HOLDINGS

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

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

The results for the periods ended July 31, 2014 are not necessarily indicative of the results of operations for the full year.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2014	April 30, 2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,011	$—
Prepaid expenses	102,299	—
Other receivable-related party	—	5,085
Total current assets	107,310	5,085

Total assets	$107,310	$5,085
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$28,958	$26,248
Accounts payable - related party	9,000	9,000
Cash Overdraft	—	1,894
Total current liabilities	37,958	37,142

Total liabilities	37,958	37,142

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at July 31, 2014 and April 30, 2014	—	—
Common stock, $.001 par value, 300,000,000 shares authorized; 129,394,917 and 93,361,667 shares issued and outstanding, at July 31, 2014 and April 30, 2014	129,395	93,362
Additional paid in capital	365,370	224,738
Deficit accumulated during the development stage	(425,413)	(350,157)
Total stockholders’ equity (deficit)	69,352	(32,057)

Total liabilities and stockholders’ equity (deficit)	$107,310	$5,085

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended,
	July 31, 2014	July 31, 2013

Revenue	$—	$—

Cost of goods sold	—	—

Gross profit	—	—

Operating Expenses
Sales and marketing	8,126	—
General and administrative	66,920	26,728
Total operating expenses	75,046	26,728

Loss from operations	(75,046)	(26,728)

Loss before income taxes	(75,046)	(26,728)

Provision for income taxes	(210)	(210)

Net loss	$(75,256)	$(26,938)

Net loss per share of common stock:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares Outstanding – basic and diluted	127,880,132	91,957,888

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended,
	July 31, 2014	July 31, 2013

Net loss	$(75,256)	$(26,938)
Adjustments to reconcile net loss to net cash used in operating expenses
Amortization of prepaid expenses	33,701	—
Changes in operating assets and liabilities:
Prepaid assets	5,085	4,288
Accounts payable	2,710	(22,040)
Net cash used in operating activities	(33,760)	(44,690)

Cash flows from financing activities
Proceeds from issuance of common stock	40,665	45,250
Cash overdraft	(1,894)	—
Net cash provided by financing activities	38,771	45,250

Net change in cash and cash equivalent	5,011	560
Cash and cash equivalent at beginning of period	—	2,927
Cash and cash equivalent at end of period	$5,011	$3,487

Supplemental Disclosure of non-cash investing and financing activities:
Common stock issued for prepaid assets	$136,000	$—
Supplemental Disclosure of cash flow Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDING JULY 31, 2014 AND 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and operations and cash flows at July 31, 2014 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2014 and 2013 audited financial statements filed on Form 10K on August 11, 2014. The results of operations for the periods ended July 31, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

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

FOR THE THREE MONTHS ENDING JULY 31, 2014 AND 2013

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

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDING JULY 31, 2014 AND 2013

The Company has been in the development stage since inception and has no operations to date. The Company currently does not have a means for generating revenue. Revenue and cost recognition procedures will be implemented based on the type of properties required and sale contract specifications.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the three months ended July 31, 2014 and 2013, respectively.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the three months ended July 31, 2014 and 2013, respectively.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at July 31, 2014.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDING JULY 31, 2014 AND 2013

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of July 31, 2014, the Company had no assets other than prepaid expenses and cash.

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

Basic and diluted earnings per share are the same as there were no potentially dilutive instruments for the three months ended July 31, 2014 and 2013, respectively.

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

NOTE 3 – RECENTLY ENACTED ACCOUNTING STANDARDS

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of July 31, 2014.

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDING JULY 31, 2014 AND 2013

NOTE 4 – COMMON STOCK

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at July 31, 2014.

During the three months ended July 31, 2014, we entered into separate private placement memorandums with an affiliate shareholder under which we issued him 2,033,250 shares of our common stock, restricted in accordance with Rule 144, in exchange for $40,665. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares. The shares were valued at $0.004 per share, which was the closing price of the Company’s common stock on May 1, 2014

We issued 5,000,000 restricted common shares to our Chief Financial Officer pursuant to his consulting contract dated May 1, 2014. We also issued 2,000,000 restricted common shares for professional services per consulting contracts dated May 1, 2014. The shares were valued at $0.004 per share, which was the closing price of the Company’s common stock on May 1, 2014.

We issued 2,000,000 restricted common shares to our President and Chief Executive Officer, pursuant to his consulting contract dated May 1, 2014. Further, we issued 25,000,000 restricted common shares to a Director of the Company and to manage sales and marketing activities for the Company pursuant to his consulting contract dated May 1, 2014. The shares were valued at $0.004 per share, which was the closing price of the Company’s common stock on May 1, 2014.

NOTE 5 – GOING CONCERN

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

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDING JULY 31, 2014 AND 2013

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2014, the Company sold 2,033,250 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $40,665.

During the year ended April 30, 2014, the Company sold 1,601,333 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $39,000 and issued 495,000 restricted common shares to relieve debt of $24,750.

We issued 5,000,000 restricted common shares to our Chief Financial Officer pursuant to his consulting contract dated May 1, 2014. We also issued 2,000,000 restricted common shares for professional services per consulting contracts dated May 1, 2014.

We issued 2,000,000 restricted common shares to our President and Chief Executive Officer, pursuant to his consulting contract dated May 1, 2014. Further, we issued 25,000,000 restricted common shares to a Director of the Company and to manage sales and marketing activities for the Company pursuant to his consulting contract dated May 1, 2014.

Related party transactions have been disclosed in the other notes to these financial statements.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

We did not record any legal contingencies as of July 31, 2014.

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

Plan of Operations

We have not yet recognized any revenues. The Company incurred a net loss of $75,256 for the three months ended July 31, 2014 compared to a net loss of $26,938 in the first quarter of 2013. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plan to continue as a going concern revolves around its ability to execute its business strategy of distributing films, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

During the three months ended July 31, 2014, we entered into separate private placement memorandums with an affiliate shareholder under which we issued 2,033,250 shares of our common stock, restricted in accordance with Rule 144, in exchange for $40,665. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

Results of Operations

Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013

Revenue

For the three months ended July 31, 2014 and July 31, 2013, we have not generated any revenues.

Operating expenses

Operating expenses increased by $48,318, or 180.8%, to $75,046 in the three months ended July 31, 2014 from $26,728 in the three months ended July 31, 2013 primarily due to an increase in consulting services costs and stock based compensation expenses, as well as travel and marketing expenses related to attending a film festival.

Operating expenses for the three months ended July 31, 2014 were comprised primarily of $24,981 in consulting services costs; travel costs of $2,561, stock based compensation expense of $34,000, marketing costs of $8,126, office rent of $249, professional fees of $5,000, and $129 of other operating expenses.

Operating expenses for the three months ended July 31, 2013 were comprised primarily of $11,068 in consulting services costs; travel costs of $5,021, stock based compensation expense of $2,875, office rent of $1,413, professional fees of $5,000, and $1,351 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the three months ended July 31, 2014 totaled $75,046 primarily due to consulting services costs, travel costs, stock based compensation expenses, marketing costs, and professional fees compared to $26,728 for the three months ended July 31, 2013 primarily due to consulting services costs, travel costs, stock based compensation expenses, office rent, and professional fees.

Assets and Liabilities

Total assets were $107,310 as of July 31, 2014 compared to $5,085 as of April 30, 2014, or an increase of $102,225 or 2,010.3%, primarily the result of increases in prepaid assets of $102,299 and cash of $5,011. Total liabilities as of July 31, 2014 were $37,958 compared to $37,142 as of April 30, 2014, or an increase of $816 or 2.2%. The increase was the result of an increase in accounts payable of $2,710.

Stockholders’ Equity

Stockholders’ equity was $69,352 as of July 31, 2014. The change in Stockholder’s equity consisted primarily of shares issued for cash in the amount of $40,665, and stock issued for services of $136,000, offset primarily by the net loss during the three month period of $75,256.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of $5,011 in the three months ended July 31, 2014 resulting from cash provided by financing activities of $38,771, offset partially by cash used in operating activities of $33,760.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Three Months Ended July 31,
	2014	2013

Cash at beginning of period	$—	$2,927
Net cash used in operating activities	(33,760)	(44,690)
Net cash provided by financing activities	38,771	45,2500
Cash at end of period	$5,011	$3,487

Net cash used in operating activities was $33,760 for the three months ended July 31, 2014 compared to net cash used in operations for the three months ended July 31, 2013 of $44,690 primarily due to a net loss of $75,256 for the three months ended July 31, 2014, offset primarily by the amortization of prepaid expenses of $33,701 and the change in operating assets and liabilities of $7,795.

Net cash provided by financing activities was $38,771 for the three months ended July 31, 2014, compared to net cash provided by financing activities of $45,250 for the three months ended July 31, 2013 primarily as the result of the issuance of stock for cash.

During the three months ended July 31, 2014, we entered into separate private placement memorandums with an affiliate shareholder under which we issued him 2,033,250 shares of our common stock, restricted in accordance with Rule 144, in exchange for $40,665. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

During the three months ended July 31, 2013, we entered into separate private placement memorandums with an affiliate shareholder under which we issued him 410,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $20,500 and 495,000 shares of our common stock, restricted in accordance with Rule 144, to relieve debt of $24,750. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

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

Equity Financing

During the three months ended July 31, 2014, the Company sold 2,033,250 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $40,665. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

During the three months ended July 31, 2013, the Company issued 905,000 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $20,500 in cash and to relieve debt of $24,750. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

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

We issued 5,000,000 restricted common shares to our Chief Financial Officer pursuant to his consulting contract dated May 1, 2014. We also issued 2,000,000 restricted common shares for professional services per consulting contracts dated May 1, 2014.

We issued 2,000,000 restricted common shares to our President and Chief Executive Officer, pursuant to his consulting contract dated May 1, 2014. Further, we issued 25,000,000 restricted common shares to a Director of the Company and to manage sales and marketing activities for the Company pursuant to his consulting contract dated May 1, 2014.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (July 31, 2014), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended July 31, 2014, the Company sold 2,033,250 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $40,665. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

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

GOLIATH FILM AND MEDIA HOLDINGS

Dated: September 8, 2014	By:	/s/ Lamont Roberts
Lamont Roberts
CEO and Director (duly authorized officer)

/s/ John Ballard
John Ballard
Chief Financial Officer (chief financial and accounting officer)

