Form 10-Q
period 2014-10-31
Goliath Film & Media Holdings
filed 2014-12-12
CIK 820771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

There were 135,444,917 shares of common stock issued and outstanding as December 5, 2014.

GOLIATH FILM AND MEDIA HOLDINGS

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement

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

The results for the periods ended October 31, 2014 are not necessarily indicative of the results of operations for the full year.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2014	April 30, 2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,725	$--
Prepaid expenses	68,299	--
Other receivable-related party	--	5,085
Total current assets	74,024	5,085

Total assets	$74,024	$5,085

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$34,489	$26,248
Accounts payable - related party	9,000	9,000
Bank Overdraft	--	1,894
Total current liabilities	43,489	37,142

Total liabilities	43,489	37,142

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at October 31, 2014 and April 30, 2014	--	--

Common stock, $.001 par value, 300,000,000 shares authorized; 134,544,917 and 93,361,667 shares issued and outstanding, at October 31, 2014 and April 30, 2014	134,545	93,362
Additional paid in capital	411,720	224,738
Accumulated deficit	(515,730)	(350,157)
Total stockholders’ equity (deficit)	30,535	(32,057)

Total liabilities and stockholders’ equity (deficit)	$74,024	$5,085

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Six Months Ended		For the Three Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Revenue	$--	$--	$--	$--

Cost of sales	--	--	--	--

Gross profit	--	--	--	--

Operating expenses
Sales and marketing	29,210	--	21,084	--
General and administrative	135,823	46,610	68,903	19,882
Total operating expenses	165,033	46,610	89,987	19,882

Loss from operations	(165,033)	(46,610)	(89,987)	(19,882)

Loss before income tax	(165,033)	(46,610)	(89,987)	(19,882)

Provision for income taxes	540	420	330	210

Net loss	$(165,573)	$(47,030)	$(90,317)	$(20,092)

Net loss per share of common stock:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	(0.00)

Weighted average shares Outstanding – basic and diluted	129,785,079	92,111,193	131,690,026	92,264,497

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	October 31, 2014	October 31, 2013

Net loss	$(165,573)	$(47,030)
Adjustments to reconcile net loss to net cash used in operating expenses
Amortization of prepaid expenses	68,000	--
Changes in operating assets and liabilities:
Prepaid assets	4,786	10,371
Accounts payable	8,241	(2,056)
Accounts payable – related party	--	8,750
Deposit from affiliate	--	(20,259)
Net cash used in operating activities	(84,546)	(50,224)

Cash flows from financing activities
Proceeds from issuance of common stock	92,165	50,900
Cash overdraft	(1,894)	--
Net cash provided by financing activities	90,271	50,900

Net change in cash and cash equivalent	5,725	676
Cash and cash equivalent at beginning of period	--	2,927
Cash and cash equivalent at end of period	$5,725	$3,603

Supplemental Disclosure of non-cash investing and financing activities:
Common stock issued for services	$136,000	$--
Supplemental Disclosure of cash flow Information:
Cash paid for interest	$--	$--
Cash paid for taxes	$--	$--

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2014 AND 2013 (Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and operations and cash flows at October 31, 2014 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2014 and 2013 audited financial statements filed on Form 10K on August 11, 2014. The results of operations for the periods ended October 31, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

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

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2014 AND 2013 (Unaudited)

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

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2014 AND 2013 (Unaudited)

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the three and six months ended October 31, 2014 and 2013, respectively.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the three and six months ended October 31, 2014 and 2013, respectively.

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

Various inputs are considered when determining the value of the Company’s investments and long-term debt. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. These inputs are summarized in the three and six broad levels listed below.

●	Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

●	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

●	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at October 31, 2014.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of October 31, 2014, the Company had no assets other than prepaid expenses and cash.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2014 AND 2013 (Unaudited)

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

Basic and diluted earnings per share are the same as there were no potentially dilutive instruments for the three and six months ended October 31, 2014 and 2013, respectively.

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

NOTE 3 – RECENTLY ENACTED ACCOUNTING STANDARDS

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of October 31, 2014.

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2014 AND 2013 (Unaudited)

NOTE 4 – COMMON STOCK

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at October 31, 2014.

During the six months ended October 31, 2014, we entered into separate private placement memorandums with an affiliate shareholder under which we issued him 7,183,250 shares of our common stock, restricted in accordance with Rule 144, in exchange for $92,165. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

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

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2014 AND 2013 (Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS

During the six months ended October 31, 2014, the Company sold 7,183,250 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $92,165.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On October 22, 2014 Goliath Film and Media Holdings, Inc. Goliath Film and Media Holding (“GFMH”) will distribute all foreign rights for the motion picture “Virus X,” “Film” starring Sybil Danning with some of the key terms as follows:

1. Time frame (Term) – 18 months with ability to renew at same terms for another 18 months if agreed by both parties by end of the 18 month term. Term begins October 22, 2014

2. Markets – In all foreign media known and unknown

3. Compensation to GFMH – 15% of gross proceeds on all foreign territories. Said 15% (of 100%) is inclusive and includes, but not limited to, all payments, fees and reimbursements of any and all kinds made and/or incurred by GFMH through the exploitation of the Film.

4. Renewals – when the contract is renewed by a particular territory, GFMH will be the entity of record to effectuate the renewals, yet only after notification is made to and approved verbally or written by Empire Films.

On October 29,2014, Goliath Film and Media Holding entered into a Distribution and Sales Agreement with EMILIO ROSO (“Producer”) granting all domestic and foreign distribution rights, excluding digital streaming for the motion pictures “Day of Redemption,” “On Borrowed Time” and “Tumbleweed,” with some of the major terms as follows:

1. Time frame (Term) – 18 months. Term begins October 29th 2014. This contract will not automatically renew.

2. Markets – In all domestic and foreign media known and unknown and all domestic and foreign territories.

3. Compensation to Goliath Film and Media Holdings – 25% of gross proceeds on all domestic and foreign territories, except digital streaming. Said 25% (of 100%) is inclusive and includes, but not limited to, all payments, fees and reimbursements of any and all kinds made and/or incurred by Goliath Film and Media Holdings through the exploitation of the motion pictures.

We did not record any legal contingencies as of October 31, 2014.

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

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2014 AND 2013 (Unaudited)

NOTE 8 – SUBSEQUENT EVENTS

Our CFO provided notice that he will not extend his contract that expires on May 1, 2015 in order to pursue other interests. The Company will conduct a search for a new candidate for CFO of the Company.

Additionally, on November 5, 2014, Tony Monte of Melonte Partners granted Goliath Film and Media Holdings (“GFMH”), Inc. all foreign rights to the lifestyle TV program “Celebrity Taste Makers” to sell at the American Film Market in Santa Monica, California, November 5-12, 2014 and the European Film Market, in Berlin Germany February 5-13, 2015. Compensation to GFMH will be 15% of gross sales proceeds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Goliath Film and Media Holdings, (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

Goliath Film and Media Holdings through its wholly-owned subsidiary Goliath Film and Media International, intends to develop and license for distribution, domestically and internationally, quality video content with an emphasis on “niche” markets of the feature film and television content segments of the entertainment industry, such as, without limitation, education, faith-based, horror and socially responsible minority content. We do not intend to engage in domestic theatrical distribution of motion pictures to any significant extent.

In qualified cases, we will develop screenplays that will be outsourced to an independent entity for production, but will be licensed for distribution through us. We plan to distribute domestically and internationally, through a wide distribution network which includes major international theatrical exhibitors, and other distributors and television networks. We plan to utilize corporate sponsorships as a means of reducing the costs of advertising and marketing in distribution. Further, we may augment our marketing efforts with a limited and strategically focused advertising campaign in traditional “print” media with press releases targeted specifically toward standard entertainment industry trade journals and publications on an “as needed” basis.

Our revenue model includes receiving revenue from distribution fees. A limited number of its video properties include projects developed by Goliath and produced by an independent third party production entity.

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

Plan of Operations

We have not yet recognized any revenues. We incurred a net loss of $165,573 for the six months ended October 31, 2014 compared to a net loss of $47,030 for the six months ended October 31, 2013. These factors create substantial doubt about the Company’s ability to continue as a going concern. Our plan to continue as a going concern revolves around our ability to execute its business strategy of distributing films, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

During the six months ended October 31, 2014, we entered into separate private placement memorandums with an affiliate shareholder under which we issued 7,183,250 shares of our common stock, restricted in accordance with Rule 144, in exchange for $92,165. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

Results of Operations

Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013

Revenue

For the three months ended October 31, 2014 and 2013, we have not generated any revenues.

Operating expenses

Operating expenses increased by $70,105, or 352.6%, to $89,987 in the three months ended October 31, 2014 from $19,882 in the three months ended October 31, 2013 primarily due to an increase in consulting services costs and stock based compensation expenses, as well as travel and marketing costs related to attend a film festival.

Operating expenses for the three months ended October 31, 2014 were comprised primarily of $22,200 in consulting services costs; travel costs of $8,116, stock based compensation expense of $34,000, marketing costs of $21,084, office rent of $796, professional fees of $2,763, and $1,028 of other operating expenses.

Operating expenses for the three months ended October 31, 2013 were comprised primarily of audit and other professional fees of $7,271, rent of $1,413, $3,740 in consulting services costs; travel costs of $3,183, stock based compensation expense of $2,625, and $1,650 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the three months ended October 31, 2014 totaled $89,987 primarily due to consulting services costs, travel costs, stock based compensation expenses, marketing costs, and professional fees compared to $19,882 for the three months ended October 31, 2013 primarily due to consulting services costs, travel costs, stock based compensation expenses, office rent, and professional fees.

Assets and Liabilities

Total assets were $74,024 as of October 31, 2014 compared to $5,085 as of April 30, 2014, or an increase of $68,939, primarily the result of increases in prepaid assets of $68,299 and cash of $5,725, offset partially by the decrease in other receivable – related party of $5,085. Total liabilities as of October 31, 2014 were $43,489 compared to $37,142 as of April 30, 2014, or an increase of $6,347. The increase was the result of an increase in accounts payable of $4,453 and a cash overdraft of $1,894.

Stockholders’ Equity

Stockholders’ equity was $30,535 as of October 31, 2014 compared to a deficit of $(32,057) as of April 30, 2014, or an increase of $62,592. The change in Stockholder’s equity consisted primarily of shares issued for cash in the amount of $92,165, and stock issued for services of $136,000, offset primarily by the net loss during the six month period of $165,573.

Six Months Ended October 31, 2014 Compared to Six Months Ended October 31, 2013

Revenue

For the six months ended October 31, 2014 and 2013, we have not generated any revenues.

Operating expenses

Operating expenses increased by $118,423, or 254.1%, to $165,033 in the six months ended October 31, 2014 from $46,610 in the six months ended October 31, 2013 primarily due to increases in consulting services costs, stock based compensation expense, travel costs, and professional fees, offset primarily by decreases in rent and general and administration costs,.

Operating expenses for the six months ended October 31, 2014 were comprised primarily of rent of $1,045, $47,181 in consulting services costs, travel costs of $10,676, audit costs and other professional fees of $7,763, stock based compensation expense of $68,000, marketing costs of $29,210, and $1,158 of other operating expenses.

Operating expenses for the six months ended October 31, 2013 were comprised primarily of rent of $2,826, $14,808 in consulting services costs, travel costs of $8,204, audit costs and other professional fees of $12,272, stock based compensation expense of $5,500, and $3,000 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the six months ended October 31, 2014 totaled $165,033 primarily due to rent, consulting services costs, audit costs and other professional fees, travel costs, marketing costs, and stock based compensation expense compared to $46,610 for the six months ended October 31, 2013 primarily due to rent, consulting services costs, audit and other professional costs, travel costs, and stock based compensation expense.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of $5,725 in the six months ended October 31, 2014 resulting from cash provided by financing activities of $90,271, offset partially by cash used in operating activities of $84,546.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Six Months Ended October 31,
	2014	2013

Cash at beginning of period	$--	$2,927
Net cash used in operating activities	(84,546)	(50,224)
Net cash provided by financing activities	90,271	50,900
Cash at end of period	$5,725	$3,603

Net cash used in operating activities was $84,546 for the six months ended October 31, 2014 compared to net cash used in operations for the six months ended October 31, 2013 of $50,224 primarily due to a net loss of $165,573 for the six months ended October 31, 2014, offset primarily by the amortization of prepaid expenses of $68,000 and the change in operating assets and liabilities of $13,027.

Net cash provided by financing activities was $90,271 for the six months ended October 31, 2014, compared to net cash provided by financing activities of $50,900 for the six months ended October 31, 2013 primarily as the result of the issuance of stock for cash of $92,165.

During the six months ended October 31, 2014, we entered into separate private placement memorandums with an affiliate shareholder under which we issued him 7,183,250 shares of our common stock, restricted in accordance with Rule 144, in exchange for $92,165. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

During the six months ended October 31, 2013, we entered into separate private placement memorandums with an affiliate shareholder under which we issued him 523,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $26,150 and 495,000 shares of our common stock, restricted in accordance with Rule 144, to relieve debt of $24,750. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

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

Equity Financing

During the six months ended October 31, 2014, we sold 7,183,250 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $92,165. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

During the six months ended October 31, 2013, we issued 1,018,000 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $26,150 in cash and to relieve debt of $24,750. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

During the year ended April 30, 2014, we sold 1,601,333 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $39,000 and issued 495,000 restricted common shares to relieve debt of $24,750. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

We issued 5,000,000 restricted common shares to our Chief Financial Officer pursuant to his consulting contract dated May 1, 2014. We also issued 2,000,000 restricted common shares for professional services per consulting contracts dated May 1, 2014.

We issued 2,000,000 restricted common shares to our President and Chief Executive Officer, pursuant to his consulting contract dated May 1, 2014. Further, we issued 25,000,000 restricted common shares to one of our Directors and to manage sales and marketing activities for us pursuant to his consulting contract dated May 1, 2014.

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

Distribution Rights

On February 13, 2012, we announced that it has acquired the distribution rights to the following motion pictures: Seducing Spirits, The Perfect Argument, Marina Murders, Film Struggle, Divorce in America, A Wonderful Summer, The Truth About Layla, Living with Cancer, and The Biggest Fan. Under the distribution agreements, we will receive 30% of the gross revenues for each picture it distributes. In general, our distribution contracts cover both domestic and international licensing agreements; however, for the picture The Biggest Fan, we obtained limited distribution rights.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (October 31, 2014), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended October 31, 2014, the Company sold 5,150,000 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $51,500. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

Item 3. Defaults Upon Senior Securities.

There have been no events which are required to be reported under this Item.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31. Certification of CEO and CFO.*

32. Certification pursuant to 18 U.S.C. Section 1350 of CEO and CFO.*

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

GOLIATH FILM AND MEDIA HOLDINGS

Dated: December 11, 2014	By:	/s/ Mike Criscione
Mike Criscione
COO and Vice Chairman of the Board

	By:	/s/ Lamont Roberts
Lamont Roberts
CEO, Secretary, and Director (duly authorized officer)

/s/ John Ballard
John Ballard
Chief Financial Officer (chief financial and accounting officer)

