Form 10-Q
period 2015-01-31
Goliath Film & Media Holdings
filed 2015-03-11
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________	Commission File Number 000-18945

GOLIATH FILM AND MEDIA HOLDINGS

(Exact name of registrant as specified in its charter)

Nevada	84-1055077
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

4640 Admiralty Way, Suite 500, Marina del Rey, California	90292
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (909) 753-5879

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

There were 136,209,917 shares of common stock issued and outstanding as February 28, 2015.

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

The results for the periods ended January 31, 2015 are not necessarily indicative of the results of operations for the full year.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2015	April 30, 2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$772	$—
Prepaid expenses	34,299	—
Other receivable-related party	—	5,085
Total current assets	35,071	5,085

Total assets	$35,071	$5,085

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$26,119	$26,248
Accounts payable - related party	9,000	9,000
Bank Overdraft	—	1,894
Total current liabilities	35,119	37,142

Total liabilities	35,119	37,142

Stockholders’ Deficit
Preferred stock, $.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at January 31, 2015 and April 30, 2014	—	—

Common stock, $.001 par value, 300,000,000 shares authorized; 136,209,917 and 93,361,667 shares issued and outstanding, at January 31, 2015 and April 30, 2014	136,210	93,362
Additional paid in capital	426,705	224,738
Accumulated deficit	(562,963)	(350,157)
Total stockholders’ deficit	(48)	(32,057)

Total liabilities and stockholders’ deficit	$35,071	$5,085

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Nine Months Ended		For the Three Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Revenue	$—	$—	$—	$—

Cost of sales	—	—	—	—

Gross profit	—	—	—	—

Operating expenses
Sales and marketing	31,020	—	1,810	—
General and administrative	180,916	65,865	45,093	19,254
Total operating expenses	211,936	65,865	46,903	19,254

Loss from operations	(211,936)	(65,865)	(46,903)	(19,254)

Loss before income tax	(211,936)	(65,865)	(46,903)	(19,254)

Provision for income taxes	870	630	330	210

Net loss	$(212,806)	$(66,495)	$(47,233)	$(19,464)

Net loss per share of common stock:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares
Outstanding – basic and diluted	131,726,619	92,312,595	135,609,700	92,715,399

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended,
	January 31, 2015	January 31, 2014

Net loss	$(212,806)	$(66,495)
Adjustments to reconcile net loss to net cash used in operating expenses
Amortization of prepaid expenses	102,000	—
Changes in operating assets and liabilities:
Prepaid assets	4,786	32,159
Accounts payable	(129)	(20,135)
Accounts payable – related party	—	(2,056)
Net cash used in operating activities	(106,149)	(56,527)

Cash flows from financing activities
Proceeds from issuance of common stock	108,815	53,900
Cash overdraft	(1,894)	—
Net cash provided by financing activities	106,921	53,900

Net change in cash and cash equivalent	772	(2,627)
Cash and cash equivalent at beginning of period	—	2,927
Cash and cash equivalent at end of period	$772	$300

Supplemental Disclosure of non-cash investing and financing activities:
Common stock issued for services	$136,000	$—
Supplemental Disclosure of cash flow Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2015 AND 2014 (Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and operations and cash flows at January 31, 2015 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2014 and 2013 audited financial statements filed on Form 10K on August 11, 2014. The results of operations for the periods ended January 31, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

JANUARY 31, 2015 AND 2014 (Unaudited)

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

JANUARY 31, 2015 AND 2014 (Unaudited)

The Company currently does not have a means for generating revenue. Revenue and cost recognition procedures will be implemented based on the type of properties required and sale contract specifications.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the three and nine months ended January 31, 2015 and 2014, respectively.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the three and nine months ended January 31, 2015 and 2014, respectively.

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

Various inputs are considered when determining the value of the Company’s investments and long-term debt. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. These inputs are summarized in the three and nine broad levels listed below.

●	Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

●	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

●	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at January 31, 2015.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2015 AND 2014 (Unaudited)

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of January 31, 2015, the Company had no assets other than prepaid expenses and cash.

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

Basic and diluted earnings per share are the same as there were no potentially dilutive instruments for the three and nine months ended January 31, 2015 and 2014, respectively.

Concentrations, Risks, and Uncertainties

The Company did not have a concentration of business with suppliers or customers constituting greater than 10% of the Company’s gross sales during nine month periods ending on January 31, 2015 and 2014.

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

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2015 AND 2014 (Unaudited)

NOTE 4 – COMMON STOCK

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at January 31, 2015.

During the nine months ended January 31, 2015, we entered into separate private placement memorandums with an affiliate shareholder under which we issued him 8,848,250 shares of our common stock, restricted in accordance with Rule 144, in exchange for $108,815. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

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

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2015 AND 2014 (Unaudited)

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

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended April 30, 2014, the Company sold 1,601,333 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $39,000 and issued 495,000 restricted common shares to relieve debt of $24,750.

During the nine months ended January 31, 2015, the Company sold 8,848,250 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $108,815.

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

3. Compensation to GFMH- 15% of gross proceeds on all foreign territories. Said 15% (of 100%) is inclusive and includes, but not limited to, all payments, fees and reimbursements of any and all kinds made and/or incurred by GFMH through the exploitation of the Film.

4. Renewals - when the contract is renewed by a particular territory, GFMH will be the entity of record to effectuate the renewals, yet only after notification is made to and approved verbally or written by Empire Films.

On October 29,2014, Goliath Film and Media Holding entered into a Distribution and Sales Agreement with EMILIO ROSO (“Producer”) granting all domestic and foreign distribution rights, excluding digital streaming for the motion pictures “Day of Redemption,” “On Borrowed Time” and ”Tumbleweed,” with some of the major terms as follows:

1. Time frame (Term) – 18 months. Term began October 29, 2014. This contract will not automatically renew.

2. Markets – In all domestic and foreign media known and unknown and all domestic and foreign territories.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2015 AND 2014 (Unaudited)

3. Compensation to Goliath Film and Media Holdings - 25% of gross proceeds on all domestic and foreign territories, except digital streaming. Said 25% (of 100%) is inclusive and includes, but not limited to, all payments, fees and reimbursements of any and all kinds made and/or incurred by Goliath Film and Media Holdings through the exploitation of the motion pictures.

On November 5, 2014, Tony Monte of Melonte Partners granted Goliath Film and Media Holdings (“GFMH”), Inc. all foreign rights to the lifestyle TV program “Celebrity Taste Makers” to sell at the American Film Market in Santa Monica, California, November 5-12, 2014 and the European Film Market, in Berlin Germany February 5-13, 2015. Compensation to GFMH will be 15% of gross sales proceeds.

Our CFO provided notice that he will not extend his contract that expires on May 1, 2015 in order to pursue other interests. Lamont Robert, Chief Executive Officer will act as Acting Chief Financial Officer.

We did not record any legal contingencies as of January 31, 2015.

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

Plan of Operations

We have not yet recognized any revenues. We incurred a net loss of $212,806 for the nine months ended January 31, 2015 compared to a net loss of $66,495 for the nine months ended January 31, 2014. These factors create substantial doubt about the Company’s ability to continue as a going concern. Our plan to continue as a going concern revolves around our ability to execute its business strategy of distributing films, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

During the nine months ended January 31, 2015, we entered into separate private placement memorandums with an affiliate shareholder under which we issued 8,848,250 shares of our common stock, restricted in accordance with Rule 144, in exchange for $108,815. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

Results of Operations

Three Months Ended January 31, 2015 Compared to Three Months Ended January 31, 2014

Revenue

For the three months ended January 31, 2015 and 2014, we have not generated any revenues.

Operating expenses

Operating expenses increased by $27,649, or 143.6%, to $46,903 in the three months ended January 31, 2015 from $19,254 in the three months ended January 31, 2014 primarily due to an increase in consulting services costs and stock based compensation expenses, as well as travel and marketing costs related to attend a film festival.

Operating expenses for the three months ended January 31, 2015 were comprised primarily of $7,109 in consulting services costs; travel costs of $3,072, stock based compensation expense of $34,000, marketing costs of $1,510, and $1,212 of other operating expenses.

Operating expenses for the three months ended January 31, 2014 were comprised primarily of audit and other professional fees of $2,013, rent of $1,413, $8,350 in consulting services costs; travel costs of $2,666, stock based compensation expense of $2,625, and $2,187 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the three months ended January 31, 2015 totaled $46,903 primarily due to consulting services costs, travel costs, stock based compensation expenses, and marketing costs compared to $19,254 for the three months ended January 31, 2014 primarily due to consulting services costs, travel costs, stock based compensation expenses, office rent, and professional fees.

Assets and Liabilities

Total assets were $35,071 as of January 31, 2015 compared to $5,085 as of April 30, 2014, or an increase of $29,986, primarily the result of increases in prepaid assets of $34,299 and cash of $772, offset partially by the decrease in other receivable – related party of $5,085. Total liabilities as of January 31, 2015 were $35,119 compared to $37,142 as of April 30, 2014, or a decrease of $2,023. The decrease was the result of a decrease in accounts payable of $129 and a cash overdraft of $1,894.

Stockholders’ Deficit

Stockholders’ deficit was $(48) as of January 31, 2015 compared to a deficit of $(32,057) as of April 30, 2014, or a decrease of $32,009. The change in Stockholder’s deficit consisted primarily of shares issued for cash in the amount of $108,815, and stock issued for services of $136,000, offset primarily by the net loss during the nine month period of $212,806.

Nine Months Ended January 31, 2015 Compared to Nine Months Ended January 31, 2014

Revenue

For the nine months ended January 31, 2015 and 2014, we have not generated any revenues.

Operating expenses

Operating expenses increased by $146,071, or 221.8%, to $211,936 in the nine months ended January 31, 2015 from $65,865 in the nine months ended January 31, 2014 primarily due to increases in consulting services costs, stock based compensation expense, travel costs, and marketing costs, offset primarily by decreases in professional fees, rent and general and administration costs.

Operating expenses for the nine months ended January 31, 2015 were comprised primarily of rent of $1,045, $54,289 in consulting services costs, travel costs of $13,749, audit costs and other professional fees of $7,763, stock based compensation expense of $102,000, marketing costs of $28,245, and $4,845 of other operating expenses.

Operating expenses for the nine months ended January 31, 2014 were comprised primarily of rent of $4,239, $23,158 in consulting services costs, travel costs of $10,869, audit costs and other professional fees of $14,285, stock based compensation expense of $8,125, and $5,189 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the nine months ended January 31, 2015 totaled $211,936 primarily due to rent, consulting services costs, audit costs and other professional fees, travel costs, marketing costs, and stock based compensation expense compared to $65,865 for the nine months ended January 31, 2014 primarily due to rent, consulting services costs, audit and other professional costs, travel costs, and stock based compensation expense.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of $772 in the nine months ended January 31, 2015 resulting from cash provided by financing activities of $106,921, offset partially by cash used in operating activities of $106,149.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Nine Months Ended January,
	2015	2014

Cash at beginning of period	$-	$2,927
Net cash used in operating activities	(106,149)	(56,527)
Net cash provided by financing activities	106,921	53,900
Cash at end of period	$772	$300

Net cash used in operating activities was $106,149 for the nine months ended January 31, 2015 compared to net cash used in operations for the nine months ended January 31, 2014 of $56,527 primarily due to a net loss of $212,806 for the nine months ended January 31, 2015, offset primarily by the amortization of prepaid expenses of $102,000 and the change in operating assets and liabilities of $4,657.

Net cash provided by financing activities was $106,921 for the nine months ended January 31, 2015, compared to net cash provided by financing activities of $53,900 for the nine months ended January 31, 2014 primarily as the result of the issuance of stock for cash of $108,815.

During the nine months ended January 31, 2015, we entered into separate private placement memorandums with an affiliate shareholder under which we issued him 8,848,250 shares of our common stock, restricted in accordance with Rule 144, in exchange for $108,815. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

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

Equity Financing

During the nine months ended January 31, 2015, we sold 8,848,250 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $108,815. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

During the nine months ended January 31, 2014, we issued 1,768,000 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $29,150 in cash and to relieve debt of $24,750. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (January 31, 2015), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2015 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended January 31, 2015, the Company sold 1,665,000 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $16,650. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

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

GOLIATH FILM AND MEDIA HOLDINGS

Dated: March 11, 2015	By:	/s/ Mike Criscione
Mike Criscione
COO and Vice Chairman of the Board

	By:	/s/ Lamont Roberts
Lamont Roberts
CEO, Secretary, and Director (duly authorized officer)

/s/ John Ballard
John Ballard
Chief Financial Officer (chief financial and accounting officer)

