Form 10-K
period 2015-04-30
Goliath Film & Media Holdings
filed 2015-08-13
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2015

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

Registrant’s telephone number, including area code: (310) 795-8302

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State issuer’s revenues for its most recent fiscal year: $0

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 2015 was $61,964 based on 20,654,555 shares being owned by non-affiliates, and the last sale price of $0.003 as of October 31, 2015.

The number of shares outstanding of the issuer’s classes of Common Stock as of August 13, 2015 Common Stock, $0.001 Par Value – 138,964,917 shares

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

Distribution Rights

The Company has the following distribution rights:

On December 9, 2014 GFMH signed a distribution agreement with Runaway Production for the distribution of two full length motion pictures, “Halloween Party” and “Wedding Video Nightmare”. Goliath Film and Media Holding will receive 20% of gross proceeds for distributing the films. No revenue has been recognized to date.

On December 8, 2014 GFMH signed a distribution agreement with CJ Creative Productions for the distribution of three full length motion pictures, “Sharp Teeth”, “Vampire Dentist”, and “Marina Monster”. Goliath Film and Media Holding will receive 25% of gross proceeds. Goliath Film and Media Holding will have both North America and foreign distribution rights for a term of 36 months from December 8, 2014. No revenue has been recognized to date.

On December 8, 2014 GFMH signed a distribution agreement with Brightfilm Productions for the distribution of the full length motion pictures, “I Wish You Love”. Goliath Film and Media Holding will receive 25% of gross proceeds. Goliath Film and Media Holding will have both North America(excluding Canada) and foreign distribution rights for a term of 36 months from December 8, 2014. No revenue has been recognized to date.

On March 9, 2015 GFMH signed a non-exclusive license to sell the feature length motion pictures: “Farewell”, “Buddies” and “The Pit.” The term is for one year expiring on March 9, 2016 with compensation to Goliath of 25% of gross proceeds from the sales of each of these films. No revenue has been recognized to date.

On October 22, 2014 GFMH will distribute all foreign rights for the motion picture “Virus X,” “Film” starring Sybil Danning with some of the key terms as follows:

1. Time frame (Term) – 18 months with ability to renew at same terms for another 18 months if agreed by both parties by end of the 18 month term. Term begins October 22, 2014

2. Markets – In all foreign media known and unknown

3. Compensation to GFMH- 15% of gross proceeds on all foreign territories. Said 15% (of 100%) is inclusive and includes, but not limited to, all payments, fees and reimbursements of any and all kinds made and/or incurred by GFMH through the exploitation of the Film. No revenue has been recognized to date.

4. Renewals - when the contract is renewed by a particular territory, GFMH will be the entity of record to effectuate the renewals, yet only after notification is made to and approved verbally or written by Empire Films.

On October 29, 2014, GFMH entered into a Distribution and Sales Agreement with EMILIO ROSO (“Producer”) granting all domestic and foreign distribution rights, excluding digital streaming for the motion pictures “Day of Redemption,” “On Borrowed Time” and “Tumbleweed,” with some of the major terms as follows:

1. Time frame (Term) – 18 months. Term began October 29, 2014. This contract will not automatically renew.

2. Markets – In all domestic and foreign media known and unknown and all domestic and foreign territories.

3. Compensation to Goliath Film and Media Holdings - 25% of gross proceeds on all domestic and foreign territories, except digital streaming. Said 25% (of 100%) is inclusive and includes, but not limited to, all payments, fees and reimbursements of any and all kinds made and/or incurred by Goliath Film and Media Holdings through the exploitation of the motion pictures. No revenue has been recognized to date.

On February 13, 2012 the company announced that it has acquired the distribution rights to the following motion pictures: Seducing Spirits, The Perfect Argument, Marina Murders, Film Struggle, Divorce in America, A Wonderful Summer, The Truth About Layla, Living with Cancer, and The Biggest Fan. Under the distribution agreements, Goliath will receive 30% of the gross revenues for each picture it distributes. In general, the Company’s distribution contracts cover both domestic and international licensing agreements; however, for the picture The Biggest Fan, the Company obtained limited distribution rights. No revenue has been recognized to date.

Production Agreements

On April, 1, 2015 GFMH signed an agreement whereby the Company agreed to invest $15,000 to KKO Productions to produce a feature length film known as “Forgiven”. Per the agreement GFMH will receive 15% of adjusted gross proceeds after its initial investment has been entirely recouped through adjusted gross proceed. Additionally, the Company will receive two on screen credits as Executive Producer as well as receiving credit on all advertising, publicity and packaging of the film.

The Company has yet to make the investment since production of the film has yet to begin.

What is the timeline for your activities during the next 12 months?

Over the next 90 days, our efforts will be concentrated on acquiring addition distribution agreements in the genres of faith-based, educational, responsible minority content, and low budget horrors. We hope to acquire 20 or more faith-based films, 10 or more minority films, 10 Latin films, 10 low budget horror and 10 non-niche market films, during this time period. We have entered into very preliminary discussions for international licensing of our Films.

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

What is this going to cost you?

We expect that participating in all the film markets over a period of 12 months will cost less than $100,000 and that we will acquire distribution rights to properties for little or no costs.

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

We presently have acquired the distribution rights to the following motion pictures: Wedding Video Nightmare, Halloween Party, Vampire Dentist, Sharp Teeth, Marina Monster, I Wish You Love, Seducing Spirits, The Perfect Argument, Marina Murders, Film Struggle, Divorce in America, A Wonderful Summer, The Truth About Layla, Living with Cancer, and The Biggest Fan. Under the distribution agreements Goliath will receive 30% of the gross revenues for each of the pictures we distribute. In general, our distribution contracts cover both domestic and international licensing agreements; however, for the picture The Biggest Fan we obtained limited distribution rights.

How do these distribution rights work?

We enter into a Distribution Agreement for each motion picture. Terms may be perpetual or limited by years. The Films we are acquiring with the proceeds of this offering will have a term of five years. We will generally obtain a fee of 20% to 30% of gross revenues. Licensing will be flexible for usage applications on a yearly or multi-year basis. Most markets, especially foreign territories have a tendency to continuously renew content licensing.

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

The high and low sales prices for the common stock through April 30, 2015 were as follows:

Quarter Ended	High	Low
April 30, 2015	$0.006	$0.003
January 31, 2014	0.005	0.002
October 31, 2014	0.004	0.001
July 31, 2014	0.006	0.002

Quarter Ended	High	Low
April 30, 2014	$0.01	$0.003
January 31, 2014	0.01	0.003
October 31, 2014	0.01	0.003
July 31, 2014	0.005	0.003

All share information is adjusted for stock splits and stock dividends. The above information was supplied by the OTC Exchange and these prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b) Holders

As of June 30, 2015, there were 89 record holders of our common stock.

(c) Dividends

We have not paid any dividends on its common stock. We currently intend to retain any earnings for use in our business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d) Equity Compensation Plans

There are no Equity Compensation Plans in place as of April 30, 2015

Company repurchases of common stock during the years ended April 30, 2015 and 2014.

None

(e) Performance Graphic. We are not required to provide a performance graph since it is a “smaller reporting company” as defined in Regulation S-K Rule 10(f).

In fiscal year 2015, we issued a total of 11,603,250 restricted common shares to an affiliate in accordance with Rule 144, in exchange for $136,365. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

In fiscal year 2014, we issued a total of 2,096,333 restricted common shares to an affiliate in accordance with Rule 144, in exchange for approximately $39,000 and $24,750 of debt. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

We issued 5,000,000 on May 1, 2014 restricted common shares to John Ballard, our Chief Financial Officer pursuant to his consulting contract dated May 1, 2014. We also issued 2,000,000 restricted common shares for professional services per consulting contracts dated May 1, 2014.

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

Critical Accounting Policies and Estimates

The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results of operations and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies that are significant to understanding our results. For additional information, see Note 1 - Summary of Significant Accounting Policies.

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

Intangible Assets

The Company’s intangible assets consist of intellectual property, principally motion pictures. The Company periodically reviews its long lived assets to ensure that their carrying value does not exceed their fair market value. There was no amortization expense or impairment for the years ended April 30, 2015 and 2014.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at April 30, 2015, assets and liabilities approximate fair value due to their short term nature.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of April 30, 2015, the Company had no assets other than prepaid expenses.

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

Basic and diluted earnings per share are the same as there were no potentially dilutive instruments for the years ended April 30, 2015 and 2014.

Concentrations, Risks, and Uncertainties

The Company did not have a concentration of business with suppliers or customers constituting greater than 10% of the Company’s gross sales during 2015 and 2014.

Recent Accounting Pronouncements

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

Plan of Operations

We have not yet enjoyed any revenues. The Company incurred a net loss of $278,815 for the year ended April 30, 2015 compared to a net loss of $88,143 for the year ended April 30, 2014. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plan to continue as a going concern revolves around its ability to execute its business strategy of distributing digital content, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

In the fiscal years ending April 30, 2015 and 2014, $136,365 and $39,000, respectively, was raised from the sale of stock for future business projects with us.

Results of Operations

Fiscal Year Ended April 30, 2015 Compared to Fiscal Year Ended April 30, 2014

Revenue

For the fiscal year ended April 30, 2015 and April 30, 2014, we have not generated any revenues.

Operating expenses

Operating expenses increased by $185,476, or 211.5%, to $273,179 in the year ended April 30, 2015 from $87,703 in the year ended April 30, 2014 primarily due to increases in consulting services costs, travel costs, stock based compensation expense, marketing costs, offset primarily by decreases in rent and professional fees.

Operating expenses for the year ended April 30, 2015 were comprised primarily of $77,489 in consulting services costs; travel costs of $14,619, equipment rental costs of $2,775, stock based compensation expense of $136,000, marketing costs of $28,245, office rent of $1,642, professional fees of $10,192, and $2,217 of other operating expenses.

Operating expenses for the year ended April 30, 2014 were comprised primarily of $20,842 in professional fees; $33,540 in consulting services costs, stock based compensation expense of $10,750; travel costs of $12,569; rent of $4,239, advertising costs of $2,625, and $2,738 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the year ended April 30, 2015 totaled $273,179 primarily due to professional fees, consulting services costs, stock based compensation expense, office rent, travel costs, film production costs, equipment rental costs, and marketing costs compared to $87,703 for the year ended April 30, 2014 primarily due to consulting services costs, travel costs, advertising costs, stock based compensation expenses, office rent, and professional fees.

Assets and Liabilities

Total assets were $878 as of April 30, 2015 compared to $5,085 as of April 30, 2014 primarily the result of a decrease in other assets of $4,786, offset primarily by cash of $579. Total liabilities as of April 30, 2015 were $39,385 compared to $37,142 as of April 30, 2014, or an increase of $2,243 or 6.0%. The increase was primarily the result of increases in accounts payable of $4,137, offset primarily by a decrease in cash overdraft of $1,894.

Stockholders’ Deficit

Stockholders’ deficit was $(38,507) as of April 30, 2015. Stockholder’s deficit consisted primarily of shares issued for services rendered in the amount of $193,750 from May 1, 2012 shares issued for fundraising totaling $396,715 from May 1, 2014, offset primarily by the accumulated deficit of $628,972 at April 30, 2015.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of $579 in the year ending April 30, 2015 resulting from cash provided by financing activities of $134,471, offset partially by cash used in operating activities of $133,892.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Year Ended April 30,
	2015	2014

Cash at beginning of period	$-	$2,927
Net cash used in operating activities	(133,892)	(50,906)
Net cash used in investing activities	-	-
Net cash provided by financing activities	134,471	47,979
Cash at end of period	$579	$-

Net cash provided by financing activities was $134,471 for the year ending April 30, 2015, compared to net cash provided by financing activities of $47,979 for the year ending April 30, 2014. Net cash used in investing activities was $0 for each of the years ending April 30, 2015 and 2014. Net cash used in operating activities was $133,892 for the year ending April 30, 2015 compared to net cash used in operations for the year ending April 30, 2014 of $50,906 primarily due to a net loss of $278,815 for the year ending April 30, 2015 and amortization of prepaids of $136,000, offset primarily by the change in operating assets and liabilities of $8,923.

During the year ended April 30, 2015, we entered into separate private placement memorandums with an affiliate shareholder under which we issued 11,603,250 shares of our common stock, restricted in accordance with Rule 144, in exchange for $136,365. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

Our cash needs in the year ending April 30, 2016 are estimated to be $200,000. This budget is based on the assumption that we will carry out one project at a time for which we will need about $50,000 in working capital; general and administrative expenses of $150,000 for the costs related to being public, and miscellaneous office expenses. We sold 13,699,583 shares for net proceeds of $175,365 and debt of $24,750 in offerings conducted in fiscal years 2015 and 2014. As we move forward with our business plan we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2016 fiscal year.

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

Equity Financing

During the year ended April 30, 2015, we entered into a private placement memorandums with an affiliate under which we issued 11,603,250 shares of our common stock, restricted in accordance with Rule 144, in exchange for $136,365. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

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

We issued 5,000,000 restricted common shares to John Ballard on May 1, 2014, our Chief Financial Officer pursuant to his consulting contract dated May 1, 2014. We also issued 2,000,000 restricted common shares for professional services per consulting contracts dated May 1, 2014.

Sale of Asset

On November 18, 2013, the Company sold the script Gothic Harvest to an affiliate of the Company for $15,000, resulting in a gain of $5,000. The Company recorded the gain as a capital contribution. As of April, 2014, the Company had received all amounts due.

On April 14, 2014, the Company sold the documentary AC Green to an affiliate of the Company for $7,085, resulting in no gain or loss. As of May 31, 2014, the Company had received deposits totaling $2,000.

Distribution Rights

The Company has the following distribution rights and agreements:

On December 9, 2014 GFMH signed a distribution agreement with Runaway Production for the distribution of two full length motion pictures, “Halloween Party” and “Wedding Video Nightmare”. Goliath Film and Media Holding will receive 20% of gross proceeds for distributing the films. No revenue has been recognized to date.

On December 8, 2014 GFMH signed a distribution agreement with CJ Creative Productions for the distribution of three full length motion pictures, “Sharp Teeth”, “Vampire Dentist”, and “Marina Monster”. Goliath Film and Media Holding will receive 25% of gross proceeds. Goliath Film and Media Holding will have both North America and foreign distribution rights for a term of 36 months from December 8, 2014. No revenue has been recognized to date.

On December 8, 2014 GFMH signed a distribution agreement with Brightfilm Productions for the distribution of the full length motion pictures, “I Wish You Love”. Goliath Film and Media Holding will receive 25% of gross proceeds. Goliath Film and Media Holding will have both North America (excluding Canada) and foreign distribution rights for a term of 36 months from December 8, 2014. No revenue has been recognized to date.

On March 9, 2015 GFMH signed a non-exclusive license to sell the feature length motion pictures: “Farewell”, “Buddies” and “The Pit.” The term is for one year expiring on March 9, 2016 with compensation to Goliath of 25% of gross proceeds from the sales of each of these films. No revenue has been recognized to date.

On October 22, 2014 GFMH will distribute all foreign rights for the motion picture “Virus X,” “Film” starring Sybil Danning with some of the key terms as follows:

5. Time frame (Term) – 18 months with ability to renew at same terms for another 18 months if agreed by both parties by end of the 18 month term. Term begins October 22, 2014

6. Markets – In all foreign media known and unknown

7. Compensation to GFMH- 15% of gross proceeds on all foreign territories. Said 15% (of 100%) is inclusive and includes, but not limited to, all payments, fees and reimbursements of any and all kinds made and/or incurred by GFMH through the exploitation of the Film. No revenue has been recognized to date.

8. Renewals - when the contract is renewed by a particular territory, GFMH will be the entity of record to effectuate the renewals, yet only after notification is made to and approved verbally or written by Empire Films.

On October 29,2014, GFMH entered into a Distribution and Sales Agreement with EMILIO ROSO (“Producer”) granting all domestic and foreign distribution rights, excluding digital streaming for the motion pictures “Day of Redemption,” “On Borrowed Time” and “Tumbleweed,” with some of the major terms as follows:

4. Time frame (Term) – 18 months. Term began October 29, 2014. This contract will not automatically renew.

5. Markets – In all domestic and foreign media known and unknown and all domestic and foreign territories.

6. Compensation to Goliath Film and Media Holdings - 25% of gross proceeds on all domestic and foreign territories, except digital streaming. Said 25% (of 100%) is inclusive and includes, but not limited to, all payments, fees and reimbursements of any and all kinds made and/or incurred by Goliath Film and Media Holdings through the exploitation of the motion pictures. No revenue has been recognized to date.

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

Production Agreements

On April, 1, 2015 GFMH signed an agreement whereby the Company agree to invest $15,000 to KKO Productions to produce a feature length film known as “Forgiven”. Per the agreement GFMH will receive 15% of adjusted gross proceeds after its initial investment has been entirely recouped through adjusted gross proceed. Additionally, the Company will receive two on screen credits as Executive Producer as well as receiving credit on all advertising, publicity and packaging of the film. The Company has yet to make any investment since production has yet to begin.

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

Commitments and Contingencies

As of April 30, 2015, the Company has accrued approximately $6,000, including penalties and interest of approximately $2500, in connection with the yearly franchise tax owed to the State of California. Additionally, the Company owes the State of Nevada $2,050. The Company is making arrangements to pay these tax liabilities.

We did not record any legal contingencies as of April 30, 2015.

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

YEARS ENDED APRIL 30, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Goliath Film & Media Holdings

We have audited the accompanying consolidated balance sheets of Goliath Film & Media Holdings (the Company) as of April 30, 2015 and 2014 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Goliath Film & Media Holdings as of April 30, 2015 and 2014, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs as of April 30, 2015 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

August 12, 2015

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED BALANCE SHEETS

	APRIL 30,
	2015	2014
ASSETS
Current assets
Cash	$579	$-
Other receivable – related party	-	5,085
Prepaid expense	299	-
Total current assets	878	5,085

Total assets	$878	$5,085

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$30,385	$26,248
Accounts payable - related party	9,000	9,000
Cash overdraft	-	1,894
Total current liabilities	39,385	37,142

Total liabilities	39,385	37,142

Stockholders’ Deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at April 30, 2015 and 2014	—	—

Common stock, $0.001 par value, 300,000,000 shares authorized; 138,964,917 and 93,361,667 shares issued and outstanding, at April 30, 2015 and 2014, respectively	138,965	93,362
Additional paid in capital	451,500	224,738
Accumulated deficit	(628,972)	(350,157)
Total stockholders’ deficit	(38,507)	(32,057)

Total liabilities and stockholders’ deficit	$878	$5,085

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended,
	April 30, 2015	April 30, 2014

Operating Expenses
Sales and marketing	$28,245	$—
General and administrative	244,934	87,303
Total operating expenses	273,179	87,303

Loss from operations	(273,179)	(87,303)

Other expense
Income tax penalties and fees	(4,796)	—
Total other expense	—	—

Loss before income taxes	(277,975)	(87,303)

Provision for income taxes	(840)	(840)

Net loss	$(278,815)	$(88,143)

Net loss per share of common stock:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares Outstanding-Basic and diluted	133,069,779	92,532,131

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional
			Paid in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Capital

Balances, April 30, 2013	91,265,334	$91,265	$158,085	$(262,014)	$(12,664)

Issuance of shares – private placement	1,601,333	1,602	37,398	—	39,000
Issuance of shares to relieve debt	495,000	495	24,255	—	24,750
Gain on sale of investment to related party	—	—	5,000	—	5,000
Net loss, year ended April 30, 2014	—	—	—	(88,143)	(88,143)
Balances, April 30, 2014	93,361,667	$93,362	$224,738	$(350,157)	$(32,057)

Issuance of shares – services	34,000,000	34,000	102,000	—	136,000
Issuance of shares – private placement	11,603,250	11,603	124,762	—	136,365
Net loss, year ended April 30, 2015	—	—	—	(278,815)	(278,815)
Balances, April 30, 2015	138,964,917	$138,965	$451,500	$(628,972)	$(38,507)

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	April 30, 2015	April 30, 2014

Net Loss	$(278,815)	$(88,143)
Adjustments to reconcile net loss to net cash used in operating expenses
Stock Based Compensation expenses	136,000	—
Changes in operating assets and liabilities:
Prepaid assets	4,786	31,949
Accounts payable	4,137	7,344
Accounts payable – related party	—	(2,056)
Net cash used in operating activities	(133,892)	(50,906)

Cash flows from investing activities
Net cash used in investing activities	—	—

Cash flows from financing activities
Proceeds from issuance of common stock	136,365	39,000
Proceeds from sale of assets	—	7,085
Cash overdraft	(1,894)	1,894
Net cash provided by financing activities	134,471	47,979

Net change in cash	579	(2,927)
Cash at beginning of period	—	2,927
Cash at end of period	$579	$-

Supplemental Disclosure of non-cash investing and financing activities:
Common stock issued for prepaid services	$136,000	$—
Issuance of common stock to related party for services rendered	$—	$24,750
Sale of script to related party	$—	$5,000
Supplemental Disclosure of cash flow Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

The Company currently does not have any accounts receivable. The above accounting policies will be adopted upon the Company carrying accounts receivable.

Intangible Assets

The Company has no intangible assets.

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

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. Advertising expense was $1,404 and $2,625, for the years ended April 30, 2015 and 2014, respectively.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the years ended April 30, 2015 and 2014.

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

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at April 30, 2015, assets and liabilities approximate fair value due to their short term nature.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of April 30, 2015, the Company had no assets other than other receivable – related party.

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

Basic and diluted earnings per share are the same as there were no potentially dilutive instruments for the years ended April 30, 2015 and 2014.

Concentrations, Risks, and Uncertainties

The Company did not have a concentration of business with suppliers or customers constituting greater than 10% of the Company’s gross sales during 2015 and 2014.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

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

NOTE 3 – COMMON STOCK

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at April 30, 2015 or 2014.

The Company has authorized 300,000,000 shares of par value $0.001 common stock, of which 138,964,917 and 93,361,667 shares are outstanding at April 30, 2015 and 2014, respectively.

During the year ended April 30, 2015, the Company entered into separate private placement memorandums with an affiliate shareholder under which we issued 11,603,250 shares of our common stock, restricted in accordance with Rule 144, in exchange for $136,365. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

During the year ended April 30, 2014, the Company sold 1,601,333 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $39,000 and issued 495,000 restricted common shares to relieve debt of $24,750. During the year ended April 30, 2015, the Company sold 11,603,250 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $136,365. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

On February 26, 2013, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Nevada to increase the number of authorized common shares from 149 million to 300 million. The resolution to increase the number of shares was adopted by unanimous written consent of the board of directors.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended April 30, 2014, the Company sold 1,601,333 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $39,000 and issued 495,000 restricted common shares to relieve debt of $24,750.During the year ended April 30, 2015, the Company sold 11,603,250 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $136,365.

In year ended April 30, 2014 the Company paid C&R Film for consulting and reimbursement of various expenses $1,900, similarly the Company paid $5,450 in year ended April 30, 2015. C&R Film is controlled by Lamont Robert, CEO and Acting CFO of the Company.

Additionally, Debbie Criscione, wife of Director of the Company Mike Criscione received payments of $9,000 in year ended April 30, 2014 and $4,950 in year ended April 30, 2015 for consulting and reimbursements for expenses paid on behalf of the Company.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

Further, Mike Criscione, Director of the Company received payments of $5,182 in year ended April 30, 2014 and $10,850 in year ended April 30, 2015 for consulting and reimbursements for expenses paid on behalf of the Company.

Additionally, Lamont Roberts, CEO and Acting CFO of the Company, received payments of $225 in year ended April 30, 2014 and $3,600 in year ended April 30, 2015 for consulting and reimbursements for expenses paid on behalf of the Company.

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

NOTE 6 – INCOME TAXES

As of April 30, 2015, the Company had net operating loss carryforwards of approximately $629,000, which expire in varying amounts between 2018 and 2035. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this (and other) potential future tax benefits has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforwards period are revised.

Deferred income tax assets of approximately $264,000 at April 30, 2015, was offset in full by a valuation allowance.

The approximate components of the Company’s net deferred tax assets, including a valuation allowance, are as follows:

Deferred Tax Assets	As of April 30, 2015	As of April 30, 2014

Net operating loss carryforwards	$629,000	$350,000

Net deferred tax assets before valuation allowance	264,000	147,000
Less: Valuation allowance	(264,000)	(147,000)
Net deferred tax assets	0	0

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	As of April 30, 2015	As of April 30, 2014

Statutory federal income tax	(35.0%)	(35.0%)
Statutory state income tax	(6.9%)	(6.9%)
Change in valuation allowance on deferred tax assets	(41.9%)	(41.9%)

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in the above figures for the periods audited.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

NOTE 7 – OPERATING LEASE

On July 1, 2014, we entered into a month to month lease for office space at location 4640 Admiralty Way, Marina del Rey, California, 90292. The rent is $199 per month.

The total rent and lease expense was $1,642 and $4,240 for the years ended April 30, 2015 and 2014, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Production Agreement

On April, 1, 2015 GFMH signed an agreement whereby the Company agree to invest $15,000 to KKO Productions to produce a feature length film known as “Forgiven”. Per the agreement GFMH will receive 15% of adjusted gross proceeds after its initial investment has been entirely recouped through adjusted gross proceed. Additionally, the Company will receive two on screen credits as Executive Producer as well as receiving credit on all advertising, publicity and packaging of the film.

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

NOTE 9 – SUBSEQUENT EVENTS

On May 20, 2015 GFMH signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature film currently in development by GFMH. Per the agreement, GMFH will receive $175,000 in advance payments per an agreed delivery schedule for providing distribution rights of the film “Terror Bird” a science fiction movie being produced by GFMH to Mar Vista Entertainment LLC. Additionally, Mar Vista Entertainment, LLC will receive 30% of the gross proceeds for a period of 25 years on the film.

Item 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (April 30, 2015), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our internal control over financial reporting was not effective as of the fiscal year ended April 30, 2015.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2015 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Lamont Robert, President, Chief Executive Officer and Acting Chief Financial Officer

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

Mike Criscione, Director

Mike Criscione, 63, has been on the Board since May 1, 2014 has been a highly successful business man and real estate developer. He brought this extensive experience to the film business in 1991, producing “LA Goddess”. From 2008 to the present Mr. Criscione has directed, financed and produced numerous commercials, music videos, several motion pictures, and documentaries. He is a graduate of Vision Bible College in Whittler, California where he earned his Bachelor degree.

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

Code of Ethics

Goliath Film and Media Holdings has not adopted a code of ethics which applies to the chief executive officer, chief operating officer and chief financial officer, because of our level of operations of the public entity in 2015.

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

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Company’s sole executive officer for the years ended April 30, 2015, 2014, and 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Lemont Roberts, CEO and PRES.	2015 2014 2013	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 2,000 3,000	0 2,000 3,000

Mike Criscione, DIRECTOR	2015 2014 2013	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 25,000 0	0 25,000 0

Kaila Criscione, COO	2015 2014 2013	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 5,000	0 0 5,000

John Ballard	2015 2014 2013	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 5,000 2,570	0 5,000 2,570

Mr. Ballard received 5,000,000 restricted common shares pursuant to his consulting contract dated May 1, 2014 and expiring May 1, 2015. The Chief Financial Officer elected to not renew the contract and resigned effective May 1, 2015.

Mr. Roberts received 2,000,000 restricted common shares pursuant to his consulting contract dated May 1, 2014. The employment contract has not been renewed and is on a month to month basis.

Mr. Criscione received 25,000,000 restricted common shares as a Director of the Company and to manage sales and marketing activities for the Company pursuant to his consulting contract dated May 1, 2014. The consulting contract expired May 1, 2015. The consulting contract has not been renewed and is on a month to month basis.

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

We do have any employment agreements with our executive officers at this present time.

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

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to the shares. We had 138,964,917 shares outstanding as of July 1, 2015.

Name	Office	Number of Common Shares Owned		Percentage of Shares Owned

Lamont Roberts	Chief Executive Officer	15,000,000	(1)	10.8%
Mike Criscione	Director	25,166,000		18.1%
John Ballard	Chief Financial Officer	10,394,445	(3)	7.5%
Kaila Criscione	Chief Operating Officer	30,000,000	(2)	21.6%
Kevin Frawley	none	35,548,917	(1)	25.6%

Total officer/director/5% owners		116,109,362		83.6%

(1)	Mr. Frawley has granted to Lamont Roberts all rights to vote and direct the disposition of 20,000,000 shares held of record by Mr. Frawley.

(2)	Ms. Criscione resigned from the Company on May 1. 2014.

(3)	John Ballard resigned from the Company on May 1. 2015.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended April 30, 2015, the Company sold 11,603,250 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $136,365.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

During the period covering the fiscal years ended April 30, 2015 and 2014, our principal accounting firm Sadler Gibb & Associates was paid $9,500 in 2015 and $9,500 in 2014 for audit and review work.

Tax Fees

None.

All Other Fees

None.

Audit Committees pre-approval policies and procedures

We do not have an audit committee. Our engagement of Sadler and Gibb as our independent registered public accounting firm was approved by the Board of Directors.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements. All Financial Statements are listed in Item 7. No schedules are required.

(b) Exhibits. The following exhibits of the Company are included herein.

Number	Description

3.1	Articles of Incorporation (1)
3.2	Articles of Merger with China Advanced Technologies Corporation (1)
3.3	Bylaws (1)
31.1	Certification of Chief Executive and Financial Officer pursuant to Exchange Act Rule 13a-14(a)(2)
32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350(2).

(1)	Incorporated by reference with the exhibit so numbered in the Company’s Registration Statement on F orm S-1, file number 333-169212.
(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2015.

GOLIATH FILM AND MEDIA HOLDINGS

	By:	/s/ Lamont Roberts
Lamont Roberts
Chief Executive Officer, President and acting
Chief Financial Officer

	By:	/s/ Mike Criscione
Mike Criscione
Director

