Form 10-Q
period 2015-07-31
Goliath Film & Media Holdings
filed 2015-09-21
CIK 820771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________	Commission File Number 000-18945

GOLIATH FILM AND MEDIA HOLDINGS

(Exact name of registrant as specified in its charter)

Nevada	84-1055077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4640 Admiralty Way, Suite 500, Marina del Rey, California	90292
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (310) 795-8302

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

There were 146,289,917 shares of common stock issued and outstanding as of September 16, 2015.

GOLIATH FILM AND MEDIA HOLDINGS

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

The results for the periods ended July 31, 2015 are not necessarily indicative of the results of operations for the full year.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2015	April 30, 2015
	(unaudited)
ASSETS
Current assets
Cash	$39,266	$579
Prepaid expenses	299	299
Total current assets	39,565	878

Long-term assets
Other assets	15,000	-
Film production costs	26,605	-
Total long-term assets	41,605	-

Total assets	$81,170	$878

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$30,715	$30,385
Accounts payable - related party	9,000	9,000
Total current liabilities	39,715	39,385

Non-current liabilities
Advance for film production costs	50,000	-
Total non-current liabilities	50,000	-

Total liabilities	89,715	39,385

Stockholders’ deficit
Preferred stock, $.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at July 31, 2015 and April 30, 2015	-	-
Common stock, $.001 par value, 300,000,000 shares authorized; 146,289,917 and; 138,964,917 shares issued and outstanding, at July 31, 2015 and April 30, 2015	146,290	138,965
Additional paid in capital	517,425	451,500
Accumulated deficit	(672,260)	(628,972)
Total stockholders’ deficit	(8,545)	(38,507)
Total liabilities and stockholders’ deficit	$81,170	$878

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended,
	July 31, 2015	July 31, 2014

Operating expenses
General and administrative	42,958	66,920
Sales and marketing	-	8,126
Total operating expenses	42,958	75,046

Loss from operations	(42,958)	(75,046)

Loss before income taxes	(42,958)	(75,046)

Provision for income taxes	(330)	(210)

Net loss	$(43,288)	$(75,256)

Net loss per share of common stock:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares
Outstanding – basic and diluted	141,191,819	127,880,132

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended,
	July 31, 2015	July 31, 2014

Cash flows from operating activities
Net loss	$(43,288)	$(75,256)
Adjustments to reconcile net loss to net cash used in operating expenses
Amortization of prepaid expenses	-	33,701
Changes in operating assets and liabilities:
Prepaid assets	-	5,085
Accounts payable	330	2,710
Net cash used in operating activities	(42,958)	(33,760)

Cash flows from investing activities
Investment film costs	(26,605)	-
Investment in films	(15,000)	-
Net cash used in investing activities	(41,605)	-

Cash flows from financing activities
Proceeds from issuance of common stock	73,250	40,665
Advance for film production costs	50,000	-
Cash overdraft	-	(1,894)
Net cash provided by financing activities	123,250	38,771

Net change in cash	38,687	5,011
Cash at beginning of period	579	-
Cash at end of period	$39,266	$5,011

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for prepaid assets	$-	$136,000
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDING JULY 31, 2015 AND 2014

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and operations and cash flows at July 31, 2015 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2015 and 2014 audited financial statements filed on Form 10K on August 13, 2015. The results of operations for the periods ended July 31, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Trade Name

On October 31, 2011 (the “Closing Date”), China Advanced Technology acquired Goliath Film and Media International, a California corporation, by issuing 47,000,000 shares of its Common Stock, constituting 70.1% of the outstanding shares after giving effect to their issuance and the cancellation of 15,619,816 shares held by China Advanced Technology’s prior control person. Immediately following the Closing, 67,100,000 shares were issued and outstanding. On the Closing Date, the name of China Advanced Technology was changed to Goliath Film and Media Holdings (“Goliath”, “GFMH”, or “the Company”). All share numbers herein have been adjusted for an eight-for-1 forward stock split affected as of the Closing Date. The forward stock split was reflected in the trading market on February 13, 2012. The transaction was accounted for as a reverse acquisition in which Goliath Film and Media International is deemed to be the accounting acquirer, and the prior operations of Goliath (formerly China Advanced Technology) are consolidated for accounting purposes. Since Goliath had no operations, assets, or liabilities as of the Closing, no audit of that entity was required under the materiality thresholds of Regulation S-X Rule 8-04.

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

FOR THE THREE MONTHS ENDING JULY 31, 2015 AND 2014

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

Intangible Assets

The Company’s intangible assets consist of intellectual property, principally costs to produce films. The Company periodically reviews its long lived assets to ensure that their carrying value does not exceed their fair market value.

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

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the three months ended July 31, 2015 and 2014, respectively.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the three months ended July 31, 2015 and 2014, respectively.

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

FOR THE THREE MONTHS ENDING JULY 31, 2015 AND 2014

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at July 31, 2015, assets and liabilities approximate fair value due to their short term nature.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of July 31, 2015, the Company had no assets other than prepaid expenses and cash.

Basic and diluted earnings per share

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding. Diluted Earnings per share is based on the weighted-average number of shares of common stock outstanding adjusted for the effects of common stock that may be issued as a result of the following types of potentially dilutive instruments:

●	Warrants.

●	Employee stock options, and

●	Other equity awards, which include long-term incentive awards.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDING JULY 31, 2015 AND 2014

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

Basic and diluted earnings per share are the same as there were no potentially dilutive instruments for the three months ended July 31, 2015 and 2014, respectively.

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

Accounting for Film Costs

Film production costs include the unamortized costs of films in progress which are being produced by the Company.

For films produced by the Company, capitalized costs include all direct production costs, and production overhead.

Costs of producing films are amortized using the individual-film-forecast method, whereby these costs are amortized and participations and residuals costs are accrued in the proportion that current year’s revenue bears to management’s estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the films. Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release of the motion picture.

Film production costs are stated at the lower of amortized cost or estimated fair value. The valuation of film production costs is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film is less than its unamortized cost. During the years ended April 30, 2015 and 2014, the Company recorded no impairment charges.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDING JULY 31, 2015 AND 2014

NOTE 3 – RECENTLY ENACTED ACCOUNTING STANDARDS

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

NOTE 4 – INTANGIBLE ASSET

Production Agreements

On May 20, 2015 GFMH signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature film currently in development by GFMH. Per the agreement, GMFH will receive $175,000 in advance payments per an agreed delivery schedule for providing distribution rights of the film “Terror Bird” a science fiction movie being produced by GFMH to Mar Vista Entertainment LLC. Additionally, Mar Vista Entertainment, LLC will receive 30% of the gross proceeds for a period of 25 years on the film. On July 28, 2015, the Company received $50,000 as an advance payment. Subsequent to July 31, 2015, the Company has received additional advance payments totaling $50,000.

During the three months ended July 31, 2015, the Company incurred a total of $26,605 as costs to produce the film Terro Birds.

On April, 1, 2015 GFMH signed an agreement whereby the Company agreed to invest $15,000 to KKO Productions to produce a feature length film known as “Forgiven”. Per the agreement GFMH will receive 15% of adjusted gross proceeds after its initial investment has been entirely recouped through adjusted gross proceed. Additionally, the Company will receive two on screen credits as Executive Producer as well as receiving credit on all advertising, publicity and packaging of the film. The investment of $150,000 presented in Other assets on the balance sheet has not yet been repaid, due to the fact that no revenues will be generated until this film is released.

NOTE 5 – COMMON STOCK

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at July 31, 2015 or 2014.

The Company has authorized 300,000,000 shares of par value $0.001 common stock, of which 146,289,917 and 138,964,917 shares are outstanding at July 31, 2015 and 2014, respectively.

During the three months ended July 31, 2015, the Company entered into separate private placement memorandums with an affiliate shareholder under which we issued 7,325,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $73,250. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

FOR THE THREE MONTHS ENDING JULY 31, 2015 AND 2014

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

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2015, the Company sold 7,325,000 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $73,250. During the three months ended July 31, 2014, the Company sold 2,033,250 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $40,665.

In three months ended July 31, 2015 and 2014, the Company paid C&R Film for consulting and reimbursement of various expenses of $7,679 and $0, respectively. C&R Film is controlled by Lamont Robert, CEO and Acting CFO of the Company.

Further, Mike Criscione, Director of the Company received payments of $16,995 and $0 in three months ended July 31, 2015 and 2014, respectively. In the three months ended July 31, 2014 the Company did not paid any expenses or reimbursements to Mr. Criscione.

The Company issued 5,000,000 restricted common shares to its Chief Financial Officer pursuant to his consulting contract dated May 1, 2014, valued at $20,000 (based on the estimated value of the services) and amortized over the one-year term of the consulting contract. The Company also issued 2,000,000 restricted common shares for professional services per consulting contracts dated May 1, 2014, valued at $8,000 (based on the estimated value of the services) and amortized over the one-year term of the consulting contract.

The Company issued 2,000,000 restricted common shares to its President and Chief Executive Officer, pursuant to his consulting contract dated May 1, 2014, valued at $8,000 (based on the estimated value of the services) and amortized over the one-year term of the consulting contract. Further, the Company issued 25,000,000 restricted common shares to a Director of the Company and to manage sales and marketing activities for the Company pursuant to his consulting contract dated May 1, 2014, valued at $100,000 (based on the estimated value of the services) and amortized over the one-year term of the consulting contract.

Related party transactions have been disclosed in the other notes to these financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDING JULY 31, 2015 AND 2014

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Production Agreements

On May 20, 2015 GFMH signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature film currently in development by GFMH. Per the agreement, the Company will receive $175,000 in advance payments per an agreed delivery schedule for providing distribution rights of the film “Terror Bird” a science fiction movie being produced by GFMH to Mar Vista Entertainment LLC. Additionally, Mar Vista Entertainment, LLC will receive 30% of the gross proceeds for a period of 25 years on the film. On July 28, 2015, the Company received $50,000 as an advance payment.

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

The transaction closed on October 31, 2011 (the “Closing Date”). On the Closing Date China Advanced Technology acquired Goliath Film and Media International by issuing 47,000,000 shares of its Common Stock, constituting 70.1% of the outstanding shares after giving effect to their issuance and the cancellation of 15,619,816 shares held by China Advanced Technology’s prior control person. Immediately following the Closing, 67,100,000 shares were issued and outstanding. On the Closing Date, the name of China Advanced Technology was changed to Goliath Film and Media Holdings. All share numbers herein have been adjusted for an eight-for-1 forward stock split affected as of the Closing Date. The forward stock split was reflected in the trading market on February 13, 2012.

Overview.

Goliath Film and Media Holdings (“Goliath”, “GFMH”, or the “Company”), through its wholly-owned subsidiary Goliath Film and Media International, intends to develop and license for distribution, domestically and internationally, quality video content with an emphasis on “niche” markets of the feature film and television content segments of the entertainment industry, such as, without limitation, education, faith-based, horror and socially responsible minority content. Goliath does not intend to engage in domestic theatrical distribution of motion pictures to any significant extent.

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

On October 22, 2014 GFMH will distribute all foreign rights for the motion picture “Virus X,” “Film” starring Sybil Danning with some of the key terms as follows:

1. Time frame (Term) – 18 months with ability to renew at same terms for another 18 months if agreed by both parties by end of the 18 month term. Term begins October 22, 2014.

2. Markets – In all foreign media known and unknown.

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

Production Agreements

On May 20, 2015 GFMH signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature film currently in development by GFMH. Per the agreement, GMFH will receive $175,000 in advance payments per an agreed delivery schedule for providing distribution rights of the film “Terror Bird” a science fiction movie being produced by GFMH to Mar Vista Entertainment LLC. Additionally, Mar Vista Entertainment, LLC will receive 30% of the gross proceeds for a period of 25 years on the film. On July 28, 2015, the Company received $50,000 as an advance payment and has incurred $10,847 in production costs through July 31, 2015 that have been applied against the advance.

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

Plan of Operations

We have not yet recognized any revenues. The Company incurred a net loss of $43,288 for the three months ended July 31, 2015 compared to a net loss of $75,256 in the first quarter of 2014. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plan to continue as a going concern revolves around its ability to execute its business strategy of distributing films, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

During the three months ended July 31, 2015, we entered into separate private placement memorandums with an affiliate shareholder under which we issued 7,325,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $73,250. During the three months ended July 31, 2014, we entered into separate private placement memorandums with an affiliate shareholder under which we issued 2,033,250 shares of our common stock, restricted in accordance with Rule 144, in exchange for $40,665.

The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

Results of Operations

Three Months Ended July 31, 2015 Compared to Three Months Ended July 31, 2014

Revenue

For the three months ended July 31, 2015 and July 31, 2014, we have not generated any revenues.

Operating expenses

Operating expenses decreased by $32,088, or 42.8%, to $42,958 in the three months ended July 31, 2014 from $75,046 in the three months ended July 31, 2013 primarily due to decreases in stock based compensation expense and professional fees, as well as travel and marketing expenses related to attending a film festival, offset primarily by consulting services costs.

Operating expenses for the three months ended July 31, 2015 were comprised primarily of $40,674 in consulting services costs, travel costs of $1,406, office rent of $597, and $281 of other operating expenses.

Operating expenses for the three months ended July 31, 2014 were comprised primarily of $24,981 in consulting services costs; travel costs of $2,561, stock based compensation expense of $34,000, marketing costs of $8,126, office rent of $249, professional fees of $5,000, and $129 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the three months ended July 31, 2015 totaled $43,958 primarily due to consulting services costs, travel costs, and rent compared to $75,046 for the three months ended July 31, 2014 primarily due to consulting services costs, travel costs, stock based compensation expenses, marketing costs, office rent, and professional fees.

Assets and Liabilities

Total assets were $81,170 as of July 31, 2015 compared to $878 as of April 30, 2015, or an increase of $80,292, primarily the result of an increase in cash of $38,687 and an investment in film costs totaling $41,605. Total liabilities as of July 31, 2015 were $89,715, compared to $39,385 as of April 30, 2015, or an increase of $50,330. The increase was the result of an increase in advance for film production costs of $50,000.

Stockholders’ Deficit

Stockholders’ deficit was $8,545 as of July 31, 2015. Stockholder’s deficit consisted primarily of shares issued for cash in the amount of $469,965, and stock issued for services rendered of $193,750, offset primarily by the accumulated deficit of $672,260.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of $38,687 in the three months ended July 31, 2015 resulting from cash provided by financing activities of $123,250, offset partially by cash used in operating activities of $42,958 and cash used in investing activities of $41,605.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Three Months Ended July 31,
	2015	2014

Cash at beginning of period	$579	$-
Net cash used in operating activities	(42,958)	(33,760)
Net cash used in investing activities	(41,605)	-
Net cash provided by financing activities	123,250	38,771
Cash at end of period	$39,266	$5,011

Net cash used in operating activities was $42,958 for the three months ended July 31, 2015 compared to net cash used in operations for the three months ended July 31, 2014 of $33,760 primarily due to a net loss of $43,288 for the three months ended July 31, 2015, offset primarily by the change in operating assets and liabilities of $330.

Net cash used in investing activities was $41,605 for the three months ended July 31, 2015, compared to net cash used in financing activities of $0 for the three months ended July 31, 2014 primarily as the result of the investment in intangible assets for production costs.

Net cash provided by financing activities was $123,250 for the three months ended July 31, 2015, compared to net cash provided by financing activities of $38,771 for the three months ended July 31, 2014 primarily as the result of the issuance of stock for cash of $73,250 and the advance for film production costs of $50,000.

During the three months ended July 31, 2015, we entered into separate private placement memorandums with an affiliate shareholder under which we issued him 7,325,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $73,250. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

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

Equity Financing

During the three months ended July 31, 2015, we entered into separate private placement memorandums with an affiliate shareholder under which we issued him 7,325,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $73,250. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

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

During the year ended April 30, 2015, we entered into private placement memorandums with an affiliate under which we issued 11,603,250 shares of our common stock, restricted in accordance with Rule 144, in exchange for $136,365. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

During the year ended April 30, 2014, we entered into private placement memorandums with an affiliate under which we issued 2,096,333 shares of our common stock, restricted in accordance with Rule 144, in exchange for $39,000 and debt of $24,750. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

We issued 5,000,000 restricted common shares to our Chief Financial Officer pursuant to his consulting contract dated May 1, 2014, valued at $20,000 (based on the estimated value of the services) and amortized over the one-year term of the consulting contract. We also issued 2,000,000 restricted common shares for professional services per consulting contracts dated May 1, 2014, valued at $8,000 (based on the estimated value of the services) and amortized over the one-year term of the consulting contract.

We issued 2,000,000 restricted common shares to our President and Chief Executive Officer, pursuant to his consulting contract dated May 1, 2014, valued at $8,000 (based on the estimated value of the services) and amortized over the one-year term of the consulting contract. Further, we issued 25,000,000 restricted common shares to a Director of the Company and to manage sales and marketing activities for the Company pursuant to his consulting contract dated May 1, 2014, valued at $100,000 (based on the estimated value of the services) and amortized over the one-year term of the consulting contract.

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

On October 22, 2014 GFMH will distribute all foreign rights for the motion picture “Virus X,” “Film” starring Sybil Danning with some of the key terms as follows:

5. Time frame (Term) – 18 months with ability to renew at same terms for another 18 months if agreed by both parties by end of the 18 month term. Term begins October 22, 2014.

6. Markets – In all foreign media known and unknown.

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

Production Agreements

On May 20, 2015 GFMH signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature film currently in development by GFMH. Per the agreement, GMFH will receive $175,000 in advance payments per an agreed delivery schedule for providing distribution rights of the film “Terror Bird” a science fiction movie being produced by GFMH to Mar Vista Entertainment LLC. Additionally, Mar Vista Entertainment, LLC will receive 30% of the gross proceeds for a period of 25 years on the film. On July 28, 2015, the Company received $50,000 as an advance payment.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (July 31, 2015), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2015 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended July 31, 2015, the Company sold 7,325,000 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $73,250. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

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

GOLIATH FILM AND MEDIA HOLDINGS

Dated: September 18, 2015	By:	/s/ Lamont Roberts
Lamont Roberts
CEO Director and acting Chief Financial Officer

/s/ Mike Criscione
Mike Criscione Director

