Form 10-Q
period 2015-10-31
Goliath Film & Media Holdings
filed 2015-12-17
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______	Commission File Number 000-18945

GOLIATH FILM AND MEDIA HOLDINGS

(Exact name of registrant as specified in its charter)

Nevada	84-1055077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4640 Admiralty Way, Suite 500, Marina del Rey, California	90292
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (909)612-1708

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

There were 150,188,917 shares of common stock issued and outstanding as December 9, 2015.

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

The results for the periods ended October 31, 2015 and 2014 are not necessarily indicative of the results of operations for the full year.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2015	April 30, 2015
	(unaudited)
ASSETS
Current assets
Cash	$2,425	$579
Prepaid expenses	299	299
Total current assets	2,724	878

Long-term assets
Other assets	15,000	—
Film production costs	128,174	—
Total long-term assets	143,174	—

Total assets	$145,898	$878

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$30,526	$30,385
Accounts payable - related party	9,000	9,000
Overdraft from bank	5,279	—
Total current liabilities	44,805	39,385

Long-term liabilities
Advance for film production costs	100,000	—
Total long-term liabilities	100,000	—

Total liabilities	144,805	39,385

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at October 31, 2015 and April 30, 2015	—	—

Common stock, $0.001 par value, 300,000,000 shares authorized; 150,188,917 and 138,964,917 shares issued and outstanding, at October 31, 2015 and April 30, 2015, respectively	150,189	138,965
Additional paid in capital	552,516	451,500
Accumulated deficit	(701,612)	(628,972)
Total stockholders’ equity (deficit)	1,093	(38,507)

Total liabilities and stockholders’ equity (deficit)	$145,898	$878

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Six Months Ended		For the Three Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Operating expenses
General and administrative	$71,980	$135,823	$29,022	$68,903
Sales and marketing	—	29,210	—	21,084
Total operating expenses	71,980	165,033	29,022	89,987

Loss from operations	(71,980)	(165,033)	(29,022)	(89,987)

Loss before income tax	(71,980)	(165,033)	(29,022)	(89,987)

Provision for income taxes	660	540	330	330

Net loss	$(72,640)	$(165,573)	$(29,352)	$(90,317)

Net loss per share of common stock:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	(0.00)

Weighted average shares
Outstanding – basic and diluted	144,973,368	129,785,079	148,782,005	131,690,026

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended,
	October 31, 2015	October 31, 2014

Cash flows from operating activities
Net loss	$(72,640)	$(165,573)
Adjustments to reconcile net loss to net cash used in operating expenses
Amortization of prepaid expenses	—	68,000
Changes in operating assets and liabilities:
Prepaid assets	—	4,786
Accounts payable	141	8,241
Net cash used in operating activities	(72,499)	(84,546)

Cash flows from investing activities
Investment film costs	(128,174)	—
Investment in films	(15,000)	—
Net cash used in investing activities	(143,174)	—

Cash flows from financing activities
Advance for film production costs	100,000	—
Proceeds from issuance of common stock	112,240	92,165
Cash overdraft	5,279	(1,894)
Net cash provided by financing activities	217,519	90,271

Net change in cash	1,846	90,271
Cash at beginning of period	579	—
Cash at end of period	$2,425	$5,725

Supplemental Disclosure of non-cash investing and financing activities:
Common stock issued for services	$—	$136,000
Supplemental Disclosure of cash flow Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2015 AND 2014

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and operations and cash flows at October 31, 2015 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2015 and 2014 audited financial statements filed on Form 10K on August 13, 2015. The results of operations for the periods ended October 31, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Trade Name

On October 31, 2011 (the “Closing Date”), China Advanced Technology acquired Goliath Film and Media International, a California corporation, by issuing 47,000,000 shares of its Common Stock, constituting 70.1% of the outstanding shares after giving effect to their issuance and the cancellation of 15,619,816 shares held by China Advanced Technology’s prior control person. Immediately following the Closing, 67,100,000 shares were issued and outstanding, including the 100,000 shares sold. On the Closing Date, the name of China Advanced Technology was changed to Goliath Film and Media Holdings (“Goliath”, “GFMH”, or “the Company”). All share numbers herein have been adjusted for an eight-for-1 forward stock split affected as of the Closing Date. The forward stock split was reflected in the trading market on February 13, 2012. The transaction was accounted for as a reverse acquisition in which Goliath Film and Media International is deemed to be the accounting acquirer, and the prior operations of Goliath (formerly China Advanced Technology) are consolidated for accounting purposes. Since Goliath had no operations, assets, or liabilities as of the Closing Date, no audit of that entity was required under the materiality thresholds of Regulation S-X Rule 8-04.

The Company is engaged in the distribution of motion pictures and digital content.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany accounts and transactions have been eliminated.

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

OCTOBER 31, 2015 AND 2014

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

Intangible Assets

The Company’s intangible assets consist of intellectual property, principally comprised of costs to produce films. The Company periodically reviews its long lived assets to ensure that their carrying value does not exceed their fair market value.

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

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the three and six months ended October 31, 2015 and 2014, respectively.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the three and six months ended October 31, 2015 and 2014, respectively.

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

OCTOBER 31, 2015 AND 2014

(Unaudited)

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at October 31, 2015, assets and liabilities approximate fair value due to their short term nature.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of October 31, 2015, the Company had no assets other than prepaid expenses and cash.

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

OCTOBER 31, 2015 AND 2014

(Unaudited)

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

Basic and diluted earnings per share are the same as there were no potentially dilutive instruments for the three and six months ended October 31, 2015 and 2014, respectively.

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

Film production costs are stated at the lower of amortized cost or estimated fair value. The valuation of film production costs is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film is less than its unamortized cost. During the three and six months ended October 31, 2015 and 2014, the Company recorded no impairment charges.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2015 AND 2014

(Unaudited)

NOTE 3 – RECENTLY ENACTED ACCOUNTING STANDARDS

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

NOTE 4 – INTANGIBLE ASSETS

Film Production Costs

On September 18, 2015 GFMH signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently in production by GFMH. Per the agreement, GMFH will receive $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Merry Exes” a Christmas holiday movie being produced by GFMH to Mar Vista Entertainment LLC. Additionally, Mar Vista Entertainment, LLC will receive 35% of the gross proceeds for a period of 25 years on the motion picture. The Company has not received any advance payments for Merry Exes.

On May 20, 2015 GFMH signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently in post-production by GFMH. Per the agreement, GMFH will receive $175,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Terror Birds” a science fiction movie being produced by GFMH to Mar Vista Entertainment LLC. Additionally, Mar Vista Entertainment, LLC will receive 30% of the gross proceeds for a period of 25 years on the film. During the six months ended October 31, 2015, the Company received $100,000 from Mar Vista Entertainment, LLC to offset certain production costs of the motion picture Terror Birds. During the six months ended October 31, 2015 the Company incurred a total of approximately $128,000 in production costs for the motion picture Terror Birds.

Other Assets

On April, 1, 2015 GFMH signed an agreement whereby the Company agreed to invest $15,000 to KKO Productions to produce a feature length motion picture known as “Forgiven”. Per the agreement GFMH will receive 15% of adjusted gross proceeds after its initial investment has been entirely recouped through adjusted gross proceed. Additionally, the Company will receive two on screen credits as Executive Producer as well as receiving credit on all advertising, publicity and packaging of the motion picture. The investment of $15,000 presented in Other assets on the balance sheet has not yet been repaid, due to the fact that no revenues will be generated until this film is released.

NOTE 5 – COMMON STOCK

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at October 31, 2015.

The Company has authorized 300,000,000 shares of par value $0.001 common stock, of which 150,188,917 and 138,964,917 shares are outstanding at October 31, 2015 and April 30, 2015, respectively.

During the six months ended October 31, 2015, the Company entered into separate private placement memorandums with an affiliate shareholder under which we issued 11,224,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $112,240. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

OCTOBER 31, 2015 AND 2014

(Unaudited)

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

NOTE 7 – RELATED PARTY TRANSACTIONS

During the six months ended October 31, 2015, the Company sold 11,224,000 (11,603,250 shares in the year ended April 30, 2015) restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $112,240 ($136,365 in the year ended April 30, 2015). During the six months ended October 31, 2014, the Company sold 7,183,250 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $92,165.

In six months ended October 31, 2015 and 2014, the Company paid C&R Film for consulting and reimbursement of various expenses of $15,629 and $0, respectively. C&R Film is controlled by Lamont Robert, CEO and Acting CFO of the Company.

Further, Mike Criscione, Director of the Company received payments for consulting and reimbursement of various expenses of $29,925 and $4,100 in six months ended October 31, 2015 and 2014, respectively.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2015 AND 2014

(Unaudited)

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Production Agreements

On September 18, 2015 GFMH signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently in production by GFMH. Per the agreement, GMFH will receive $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Merry Exes” a Christmas holiday movie being produced by GFMH to Mar Vista Entertainment LLC. Additionally, Mar Vista Entertainment, LLC will receive 35% of the gross proceeds for a period of 25 years on the motion picture.

On May 20, 2015 GFMH signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently in post-production by GFMH. Per the agreement, the Company will receive $175,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Terror Birds” a science fiction movie being produced by GFMH to Mar Vista Entertainment LLC. Additionally, Mar Vista Entertainment, LLC will receive 30% of the gross proceeds for a period of 25 years on the film. As of October 31, 2015, the Company has received $100,000 as an advance payment.

On April, 1, 2015 GFMH signed an agreement whereby the Company agreed to invest $15,000 to KKO Productions to produce a feature length motion picture known as “Forgiven”. Per the agreement GFMH will receive 15% of adjusted gross proceeds after its initial investment has been entirely recouped through adjusted gross proceed. Additionally, the Company will receive two on screen credits as Executive Producer as well as receiving credit on all advertising, publicity and packaging of the motion picture. The investment of $15,000 presented in other assets on the balance sheet has not yet been repaid, due to the fact that no revenues will be generated until this film is released.

Distribution Agreements

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

OCTOBER 31, 2015 AND 2014

(Unaudited)

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

NOTE 9 – SUBSEQUENT EVENTS

On November 17, 2015, GFMH receive $10,000 from a non affiliated, non related party in the form of a promissory note with a due date of March 31, 2016 bearing an interest rate of five percent for the purposes of working capital on the feature length holiday motion picture “Merry Exes”.

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

On December 8, 2014 GFMH signed a distribution agreement with CJ Creative Productions for the distribution of three full length motion pictures, “Sharp Teeth”, “Vampire Dentist”, and “Marina Monster”. Goliath Film and Media Holding will receive 25% of gross proceeds. Goliath Film and Media Holding will have both North America and foreign distribution rights for a term of 36 months from December 8, 2014. No revenue has been recognized to date. This distribution agreement was cancelled on October, 15, 2015.

On December 8, 2014 GFMH signed a distribution agreement with Brightfilm Productions for the distribution of the full length motion pictures, “I Wish You Love”. Goliath Film and Media Holding will receive 25% of gross proceeds. Goliath Film and Media Holding will have both North America(excluding Canada) and foreign distribution rights for a term of 36 months from December 8, 2014. No revenue has been recognized to date. This distribution agreement was cancelled on October 15, 2015.

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

Production Agreements

On September 18, 2015 GFMH signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently in production by GFMH. Per the agreement, GMFH will receive $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Merry Exes” a Christmas holiday movie being produced by GFMH to Mar Vista Entertainment LLC. Additionally, Mar Vista Entertainment, LLC will receive 35% of the gross proceeds for a period of 25 years on the motion picture. We have not received any advance payments for Merry Exes.

On May 20, 2015 GFMH signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently in post-production by GFMH. Per the agreement, GMFH will receive $175,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Terror Birds” a science fiction movie being produced by GFMH to Mar Vista Entertainment LLC. Additionally, Mar Vista Entertainment, LLC will receive 30% of the gross proceeds for a period of 25 years on the motion picture. During the six months ended October 31, 2015, the Company received $100,000 from Mar Vista Entertainment, LLC to offset certain production costs of the film Terror Birds. During the six months ended October 31, 2015 the Company incurred a total of approximately $128,000 in production costs for the film Terror Birds.

On April, 1, 2015 GFMH signed an agreement whereby the Company agreed to invest $15,000 to KKO Productions to produce a feature length film known as “Forgiven”. Per the agreement GFMH will receive 15% of adjusted gross proceeds after its initial investment has been entirely recouped through adjusted gross proceed. Additionally, the Company will receive two on screen credits as Executive Producer as well as receiving credit on all advertising, publicity and packaging of the film. The investment of $15,000 presented in Other assets on the balance sheet has not yet been repaid, due to the fact that no revenues will be generated until this film is released.

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

We presently have acquired the distribution rights to the following motion pictures: Wedding Video Nightmare, Halloween Party, Seducing Spirits, The Perfect Argument, Marina Murders, Film Struggle, Divorce in America, A Wonderful Summer, The Truth About Layla, Living with Cancer, and The Biggest Fan. Under the distribution agreements Goliath will receive 30% of the gross revenues for each of the pictures we distribute. In general, our distribution contracts cover both domestic and international licensing agreements; however, for the picture The Biggest Fan we obtained limited distribution rights.

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

Plan of Operations

We have not yet recognized any revenues. The Company incurred a net loss of $72,640 for the six months ended October 31, 2015 compared to a net loss of $165,573 for the six months ended October 31, 2014. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plan to continue as a going concern revolves around its ability to execute its business strategy of distributing films, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

During the six months ended October 31, 2015, we entered into separate private placement memorandums with an affiliate shareholder under which we issued 11,224,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $112,240.

The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

Results of Operations

Three Months Ended October 31, 2015 Compared to Three Months Ended October 31, 2014

Revenue

For the three months ended October 31, 2015 and 2014, we have not generated any revenues.

Operating expenses

Operating expenses decreased by $60,965, or 67.7%, to $29,022 in the three months ended October 31, 2015 from $89,987 in the three months ended October 31, 2014 primarily due to decreases in travel costs, stock based compensation expenses, marketing costs, rent, and professional fees, offset primarily by an increase in consulting services costs.

Operating expenses for the three months ended October 31, 2015 were comprised primarily of $25,700 in consulting services costs; travel costs of $1,601, rent of $398, and $1,323 of other operating expenses.

Operating expenses for the three months ended October 31, 2014 were comprised primarily of $22,200 in consulting services costs; travel costs of $8,116, stock based compensation expense of $34,000, marketing costs of $21,084, office rent of $796, professional fees of $2,763, and $1,028 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the three months ended October 31, 2015 totaled $29,022 primarily due to consulting services costs, travel costs, and rent compared to $89,987 for the three months ended October 31, 2014 primarily due to consulting services costs, travel costs, stock based compensation expenses, marketing costs, office rent, and professional fees.

Assets and Liabilities

Total assets were $145,898 as of October 31, 2015 compared to $878 as of April 30, 2015, or an increase of $145,020, primarily the result of increases in cash of $1,846, and an investment in film costs totaling $143,174. Total liabilities as of October 31, 2015 were $144,805 compared to $39,385 as of April 30, 2015, or an increase of $105,420. The increase was the result of increases in advance for film production costs of $100,000, and an advance from bank of $5,279.

Stockholders’ Equity (Deficit)

Stockholders’ equity (deficit) was $1,093 as of October 31, 2015. Stockholder’s equity (deficit) consisted primarily of shares issued for cash in the amount of $508,955, and stock issued for services rendered of $193,750, offset primarily by the accumulated deficit of $701,612.

Six Months Ended October 31, 2015 Compared to Six Months Ended October 31, 2014

Revenue

For the six months ended October 31, 2015 and 2014, we have not generated any revenues.

Operating expenses

Operating expenses decreased by $93,053, or 56.4%, to $71,980 in the six months ended October 31, 2015 from $165,033 in the six months ended October 31, 2014 primarily due to decreases in stock based compensation expense, travel costs, and professional fees, marketing costs, and rent, offset primarily by an increase consulting services costs.

Operating expenses for the six months ended October 31, 2015 were comprised primarily of rent of $995, $66,374 in consulting services costs, travel costs of $3,007, and $1,604 of other operating expenses.

Operating expenses for the six months ended October 31, 2014 were comprised primarily of rent of $1,045, $47,181 in consulting services costs, travel costs of $10,676, audit costs and other professional fees of $7,763, stock based compensation expense of $68,000, marketing costs of $29,210, and $1,158 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the six months ended October 31, 2015 totaled $71,980 primarily due to rent, consulting services costs, and travel costs, compared to $165,033 for the six months ended October 31, 2014 primarily due to rent, consulting services costs, audit costs and other professional fees, travel costs, marketing costs, and stock based compensation expense.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of $1,846 in the six months ended October 31, 2015 resulting from cash provided by financing activities of $217,519, offset partially by cash used in operating activities of $72,499 and cash used in investing activities of $143,174.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Six Months Ended October 31,
	2015	2014

Cash at beginning of period	$579	$—
Net cash used in operating activities	(72,499)	(84,546)
Net cash used in investing activities	(143,174)	—
Net cash provided by financing activities	217,519	90,271
Cash at end of period	$2,425	$5,725

Net cash used in operating activities was $72,499 for the six months ended October 31, 2015 compared to net cash used in operations for the six months ended October 31, 2014 of $84,546 primarily due to a net loss of $72,640 for the six months ended October 31, 2015, offset primarily by the change in operating assets and liabilities of $141.

Net cash provided by investing activities was $143,174 for the six months ended October 31, 2015, compared to net cash provided by financing activities of $0 for the six months ended October 31, 2014 primarily as the result of the investment in intangible assets for production costs.

Net cash provided by financing activities was $217,519 for the six months ended October 31, 2015, compared to net cash provided by financing activities of $90,271 for the six months ended October 31, 2014 primarily as the result of the issuance of stock for cash of $112,240 the advance for film production costs of $100,000, and an advance from bank of $5,279.

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

Equity Financing

During the six months ended October 31, 2015, we sold 11,224,000 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $112,240. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

Note Payable

On November 17, 2015 GFMH signed a promissory note in the amount of $10,000 with a non affiliated, non related party for the purposes of working capital for the production of the Christmas holiday motion picture, “Merry Exes”. The note bears annual interest of 5 percent and is due on March 31, 2016.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (October 31, 2015), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2015 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended October 31, 2015, the Company sold 3,899,000 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $38,990. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

Item 3. Defaults Upon Senior Securities.

There have been no events which are required to be reported under this Item.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31. Certification of CEO and CFO.

32. Certification pursuant to 18 U.S.C. Section 1350 of CEO and CFO.

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

GOLIATH FILM AND MEDIA HOLDINGS

Dated: December 17, 2015	By:	/s/ Mike Criscione
Mike Criscione
COO and Vice Chairman of the Board

	By:	/s/ Lamont Roberts
Lamont Roberts
CEO, Secretary, and Director (duly authorized officer)

