Form 10-K/A
period 2015-04-30
Goliath Film & Media Holdings
filed 2015-12-18
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment no. 1)

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State issuer’s revenues for its most recent fiscal year: $0

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 2014 was $61,964 based on 20,654,555 shares being owned by non-affiliates, and the last sale price of $0.003 as of October 31, 2014.

The number of shares outstanding of the issuer’s classes of Common Stock as of August 13, 2015 Common Stock, $0.001 Par Value – 138,964,917 shares

DOCUMENTS INCORPORATED BY REFERENCE – NONE

EXPLANATION

We have filed an amendment to our 10-K for fiscal Year Ended April 30, 2015 that includes certifications required by Item 601(b)(31)(i) of Regulation S-K.

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

December 16, 2015

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

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended,
	April 30, 2015	April 30, 2014

Operating Expenses
Sales and marketing	$28,245	$—
General and administrative	244,934	87,303
Total operating expenses	273,179	87,303

Loss from operations	(273,179)	(87,303)

Other expense	(4,796)	—

Total other expense	(4,796)	—

Loss before income taxes	(277,975)	(87,303)

Provision for income taxes	(840)	(840)

Net loss	$(278,815)	$(88,143)

Net loss per share of common stock:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares
Outstanding-Basic and diluted	133,069,779	92,532,131

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Capital

Balances, April 30, 2013	91,265,334	$91,265	$158,085	$(262,014)	$(12,664)

Issuance of shares – private placement	1,601,333	1,602	37,398	—	39,000
Issuance of shares to relieve debt	495,000	495	24,255	—	24,750
Gain on sale of investment to related party	—	—	5,000	—	5,000
Net loss, year ended April 30, 2014	—	—	—	(88,143)	(88,143)
Balances, April 30, 2014	93,361,667	$93,362	$224,738	$(350,157)	$(32,057)

Issuance of shares – services	34,000,000	34,000	102,000	—	136,000
Issuance of shares – private placement	11,603,250	11,603	124,762	—	136,365
Net loss, year ended April 30, 2015	—	—	—	(278,815)	(278,815)
Balances, April 30, 2015	138,964,917	$138,965	$451,500	$(628,972)	$(38,507)

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

See accompanying notes to consolidated financial statements

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

NOTE 2 - RECENTLY ENACTED ACCOUNTING STANDARDS

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

NOTE 4 - GOING CONCERN

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

NOTE 5 - RELATED PARTY TRANSACTIONS

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

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	As of April 30, 2015	As of April 30, 2014

Statutory federal income tax	(35.0)%)	(35.0)%
Statutory state income tax	(6.9)%)	(6.9)%
Change in valuation allowance on deferred tax assets	(41.9%)	(41.9)%

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

PART III

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

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Company’s sole executive officer for the years ended April 30, 2015, 2014, and 2013.

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($)(j)
	2015	0	0	0	0	0	0	0	0
Lemont	2014	0	0	0	0	0	0	2,000	2,000
Roberts, CEO and PRES.	2013	0	0	0	0	0	0	3,000	3,000

	2015	0	0	0	0	0	0	0	0
Mike	2014	0	0		0	0	0	25,000	25,000
Criscione, DIRECTOR	2013	0	0		0	0	0	0	0

	2015	0	0	0	0	0	0	0	0
Kaila	2014	0	0	0	0	0	0	0	0
Criscione, COO	2013	0	0	0	0	0	0	5,000	5,000

	2015	0	0	0	0	0	0	0	0
John	2014	0	0	0	0	0	0	5,000	5,000
Ballard	2013	0	0	0	0	0	0	2,570	2,570

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 17, 2015.

GOLIATH FILM AND MEDIA HOLDINGS

By:	/s/ Lamont Roberts
Lamont Roberts
Chief Executive Officer, President and acting
Chief Financial Officer

By:	/s/ Mike Criscione
Mike Criscione
Director

