Form 10-Q
period 2016-01-31
Goliath Film & Media Holdings
filed 2016-03-21
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

There were 151,313,917 shares of common stock issued and outstanding as March 18, 2016.

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

The results for the periods ended January 31, 2016 and 2015 are not necessarily indicative of the results of operations for the full year.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2016	April 30, 2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$283	$579
Prepaid expenses	299	299
Total current assets	582	878

Long-term assets
Other assets	15,000	—
Film production costs	311,719	—
Total long-term assets	326,719	—

Total assets	$327,301	$878

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$30,856	$30,385
Accounts payable - related party	9,000	9,000
Notes payable – current portion	15,000	—
Cash Overdraft	16,489	—
Total current liabilities	71,345	39,385

Long-term liabilities
Notes payable	60,000	—
Advance for film production costs	253,700	—
Total long-term liabilities	313,700	—

Total liabilities	385,045	39,385

Stockholders’ Deficit
Preferred stock, $.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at January 31, 2016 and April 30, 2015	—	—

Common stock, $.001 par value, 300,000,000 shares authorized; 151,313,917 and 138,964,917 shares issued and outstanding, at January 31, 2016 and April 30, 2015	151,314	138,965
Additional paid in capital	562,641	451,500
Accumulated deficit	(771,699)	(628,972)
Total stockholders’ deficit	(57,744)	(38,507)

Total liabilities and stockholders’ deficit	$327,301	$878

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Nine Months Ended		For the Three Months Ended
	January 31,		January 31,
	2016	2015	2016	2015

Operating expenses
Sales and marketing	—	31,020	—	1,810
General and administrative	141,737	180,916	69,757	45,093
Total operating expenses	141,737	211,936	69,757	46,903

Loss from operations	(141,737)	(211,936)	(69,757)	(46,903)

Loss before income tax	(141,737)	(211,936)	(69,757)	(46,903)

Provision for income taxes	990	870	330	330

Net loss	$(142,727)	$(212,806)	$(70,087)	$(47,233)

Net loss per share of common stock:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	(0.00)

Weighted average shares
Outstanding – basic and diluted	146,711,884	131,726,619	151,197,159	135,609,700

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended,
	January 31, 2016	January 31, 2015

Cash flows from operating activities
Net loss	$(142,727)	$(212,806)
Adjustments to reconcile net loss to net cash used in operating expenses
Amortization of prepaid expenses	—	102,000
Changes in operating assets and liabilities:
Prepaid assets	—	4,786
Accounts payable	471	(129)
Net cash used in operating activities	(142,256)	(106,149)

Cash flows from investing activities
Investment in film costs	(311,719)	—
Investment in films	(15,000)	—
Net cash provided by investing activities	(326,719)	—

Cash flows from financing activities
Advance for film production costs	253,700	—
Proceeds from issuance of common stock	123,490	108,815
Cash overdraft	16,489	(1,894)
Proceeds from notes payable	85,000	—
Repayment of note payable	(10,000)	—
Net cash provided by financing activities	468,679	106,921

Net change in cash and cash equivalent	(296)	772
Cash and cash equivalent at beginning of period	579	—
Cash and cash equivalent at end of period	$283	$772

Supplemental Disclosure of non-cash investing and financing activities:
Common stock issued for services	$—	$136,000
Supplemental Disclosure of cash flow Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2016 AND 2015

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and operations and cash flows at January 31, 2016 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2015 and 2014 audited financial statements filed on Form 10K on August 13, 2015. The results of operations for the periods ended January 31, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

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

The Company is engaged in the production and distribution of motion pictures and digital content.

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

JANUARY 31, 2016 AND 2015

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

Goliath Film and Media International, intends to develop, produce and license for distribution quality motion picture and television content. Revenue is recognized when the company receives a contract for the license of its content and its content is delivered to the customer.

The Company currently does not have a means for generating revenue. Revenue and cost recognition procedures will be implemented based on the type of properties required and sale contract specifications.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the three and nine months ended January 31, 2016 and 2015, respectively.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the three and nine months ended January 31, 2016 and 2015, respectively.

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

JANUARY 31, 2016 AND 2015

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at January 31, 2016, assets and liabilities approximate fair value due to their short term nature.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of January 31, 2016, the Company had no assets other than prepaid expenses and cash.

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

JANUARY 31, 2016 AND 2015

(Unaudited)

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

Basic and diluted earnings per share are the same as there were no potentially dilutive instruments for the three and nine months ended January 31, 2016 and 2015, respectively.

Concentrations, Risks, and Uncertainties

The Company did not have a concentration of business with suppliers or customers constituting greater than 10% of the Company’s gross sales during 2016 and 2015.

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

Accounting for Film Costs

Motion picture production costs include the unamortized costs of motion pictures in progress which are being produced by the Company.

For motion pictures produced by the Company, capitalized costs include all direct production and post-production costs, and production and post-production overhead.

Costs of producing motion pictures are amortized using the individual-motion picture forecast method, whereby these costs are amortized and participations and residuals costs are accrued in the proportion that current year’s revenue bears to management’s estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the motion pictures Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release of the motion picture.

Motion picture production costs are stated at the lower of amortized cost or estimated fair value. The valuation of motion picture production costs are reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a motion picture is less than its unamortized cost. During the three and nine months ended January 31, 2016 and 2015, the Company recorded no impairment charges.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2016 AND 2015

(Unaudited)

NOTE 3 - RECENTLY ENACTED ACCOUNTING STANDARDS

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

NOTE 4 – INTANGIBLE ASSETS

Film Production Costs

On September 18, 2015 GFMH signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently in post-production by GFMH. Per the agreement, GMFH will receive $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Merry Exes” a Christmas holiday movie being produced by GFMH to Mar Vista Entertainment LLC. Additionally, Mar Vista Entertainment, LLC will receive 35% of the gross proceeds for a period of 25 years on the motion picture. During the nine months ended January 31, 2015, the Company received $78,700 from Mar Vista Entertainment, LLC to offset certain production costs of the motion picture “Merry Exes.” During the nine months ended January 31, 2016 the Company incurred a total of approximately $160,000 in production costs for the motion picture “ Merry Exes.”

On May 20, 2015 GFMH signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently completed and being licensed by Mar Vista Entertainment, LLC. Per the agreement, GMFH received $175,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Terror Birds” a science fiction movie produced and completed by GFMH to Mar Vista Entertainment LLC. Additionally, Mar Vista Entertainment, LLC will receive 30% of the gross proceeds for a period of 25 years on the motion picture During the nine months ended January 31, 2016, the Company received $175,000 from Mar Vista Entertainment, LLC to offset certain production costs of the motion picture “Terror Birds.” During the nine months ended January 31, 2016 the Company incurred a total of approximately $149,000 in production costs for the motion picture “Terror Birds.”

Other Assets

On April, 1, 2015 GFMH signed an agreement whereby the Company agreed to invest $15,000 with KKO Productions to produce a feature length motion picture known as “Forgiven”. Per the agreement GFMH will receive 15% of adjusted gross proceeds after its initial investment has been entirely recouped through adjusted gross proceeds. Additionally, the Company will receive two on screen credits as Executive Producer as well as receiving credit on all advertising, publicity and packaging of the motion picture. The investment of $15,000 presented in other assets on the balance sheet has not yet been repaid, due to the fact that no revenues will be generated until this motion picture is released.

NOTE 5 – NOTE PAYABLE

On November 30, 2015, GFMH received $15,000 from a non-affiliated, non-related party in the form of a promissory note with a due date of May 1, 2016 bearing an interest rate of five percent for the purposes of working capital on the feature length holiday motion picture “Merry Exes”.

On November 25, 2015, GFMH received $60,000 from a non-affiliated, non-related party in the form of a promissory note with a due date of May 1, 2017 bearing an interest rate of five percent for the purposes of working capital on the feature length holiday motion picture “Merry Exes”.

On November 17, 2015, GFMH received $10,000 from a non-affiliated, non-related party in the form of a promissory note with a due date of March 31, 2016 bearing an interest rate of five percent for the purposes of working capital on the feature length holiday motion picture “Merry Exes”. The note was repaid in January 2016.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2016 AND 2015

(Unaudited)

NOTE 6 – COMMON STOCK

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at January 31, 2016.

The Company has authorized 300,000,000 shares of par value $0.001 common stock, of which 151,313,917 and 138,964,917 shares are outstanding at January 31, 2016 and April 30, 2015, respectively.

During the nine months ended January 31, 2016, the Company entered into separate private placement memorandums with an affiliate shareholder under which we issued 12,349,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $123,490. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

NOTE 7 – GOING CONCERN

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

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2016 AND 2015

(Unaudited)

NOTE 8 - RELATED PARTY TRANSACTIONS

During the nine months ended January 31, 2016, the Company sold 12,349,000 (11,603,250 shares in the year ended April 30, 2015) restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $123,490 ($136,365 in the year ended April 30, 2015). During the nine months ended January 31, 2015, the Company sold 8,848,250 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $108,815.

In nine months ended January 31, 2016 and 2015, the Company paid C&R Film for consulting and reimbursement of various expenses of $42,191 and $3,300, respectively. C&R Film is controlled by Lamont Robert, CEO and Acting CFO of the Company.

Further, Mike Criscione, Director of the Company received payments for consulting and reimbursement of various expenses of $46,145 and $4,200 in nine months ended January 31, 2016 and 2015, respectively.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Production Agreements

On September 18, 2015 GFMH signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently in post-production by GFMH. Per the agreement, GMFH will receive $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Merry Exes” a Christmas holiday movie being produced by GFMH to Mar Vista Entertainment LLC. Additionally, Mar Vista Entertainment, LLC will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of January 31, 2016, the Company has received $78,700 of the advance payments.

On May 20, 2015 GFMH signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently completed by GFMH and being licensed by Mar vista Entertainment, LLC.. Per the agreement, the Company will receive $175,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Terror Birds” a science fiction movie produced by GFMH to Mar Vista Entertainment LLC. Additionally, Mar Vista Entertainment, LLC will receive 30% of the gross proceeds for a period of 25 years on the film. As of January 31, 2016, the Company has received the entire $175,000 of the advance payments.

On April, 1, 2015 GFMH signed an agreement whereby the Company agreed to invest $15,000 to KKO Productions to produce a feature length motion picture known as “Forgiven”. Per the agreement GFMH will receive 15% of adjusted gross proceeds after its initial investment has been entirely recouped through adjusted gross proceed. Additionally, the Company will receive two on screen credits as Executive Producer as well as receiving credit on all advertising, publicity and packaging of the motion picture. The investment of $15,000 presented in other assets on the balance sheet has not yet been repaid, due to the fact that no revenues will be generated until this motion picture is released.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2016 AND 2015

(Unaudited)

Distribution Agreements

The Company has the following distribution rights:

On December 9, 2014 GFMH signed a distribution agreement with Runaway Production for the distribution of two full length motion pictures, “Halloween Party” and “Wedding Video Nightmare”. No revenue had been recognized. This distribution agreement was cancelled on January 29, 2016.

On December 8, 2014 GFMH signed a distribution agreement with CJ Creative Productions for the distribution of three full length motion pictures, “Sharp Teeth”, “Vampire Dentist”, and “Marina Monster”. Goliath Film and Media Holding will receive 25% of gross proceeds. Goliath Film and Media Holding will have both North America and foreign distribution rights for a term of 36 months from December 8, 2014. No revenue had been recognized. This distribution agreement was cancelled on November 30, 2015.

On December 8, 2014 GFMH signed a distribution agreement with Brightfilm Productions for the distribution of the full length motion pictures, “I Wish You Love”. Goliath Film and Media Holding will receive 25% of gross proceeds. Goliath Film and Media Holding will have both North America (excluding Canada) and foreign distribution rights for a term of 36 months from December 8, 2014. No revenue has been recognized to date. This distribution agreement was cancelled on January 15, 2015.

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

JANUARY 31, 2016 AND 2015

(Unaudited)

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

Overview

Goliath Film and Media Holdings (“Goliath”, “GFMH”, or the “Company”), through its wholly-owned subsidiary Goliath Film and Media International, intends to develop, produce and license for distribution, domestically and internationally, quality digital content with an emphasis on “niche” markets of the feature moton picture and television content segments of the entertainment industry, such as, without limitation, education, faith-based, horror and socially responsible minority content. Goliath does not intend to engage in domestic theatrical distribution of motion pictures to any significant extent.

In qualified cases, Goliath will develop screenplays that will be outsourced to an independent entity for production, but will be licensed for distribution through the Company. Also, in certain cases Goliath will produce content that is tied to working with an established distributor that provides an advance or minimum guarantee for the production of a project that will be licensed by the participating distributor. Goliath plans to produce content and to distribute domestically and internationally, through a wide distribution network which includes major international theatrical exhibitors, and other distributors and television networks. We plan to utilize corporate sponsorships as a means of reducing the costs of advertising and marketing in distribution. Further, we may augment our marketing efforts with a limited and strategically focused advertising campaign in traditional “print” media with press releases targeted specifically toward standard entertainment industry trade journals and publications on an “as needed” basis as well as the inclusion of targeted “social media” campaigns.

Goliath’s revenue model includes receiving revenue from distribution fees. A limited number of its content properties include projects developed and produced by Goliath and those produced by an independent third party production entity.

Questions and Answers

What is your business?

We develop, produce and distribute motion pictures and digital content. . At this time we do not intend to engage in theatrical releases of motion pictures, due to the high up- front costs of advertising and marketing theatrically. However, in some specific cases the company will consider theatrical releases based upon a “four wall, “ limited release delivery that will be focused on targeted niche audiences..

Distribution Rights

The Company has the following distribution rights:

On December 9, 2014 GFMH signed a distribution agreement with Runaway Production for the distribution of two full length motion pictures, “Halloween Party” and “Wedding Video Nightmare”. No revenue has been recognized to date.

This distribution agreement was cancelled on January 29, 2016.

On December 8, 2014 GFMH signed a distribution agreement with CJ Creative Productions for the distribution of three full length motion pictures, “Sharp Teeth”, “Vampire Dentist”, and “Marina Monster”. Goliath Film and Media Holding will receive 25% of gross proceeds. Goliath Film and Media Holding will have both North America and foreign distribution rights for a term of 36 months from December 8, 2014. No revenue has been recognized to date. This distribution agreement was cancelled on November, 30, 2015.

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

Production Agreements

On September 18, 2015 GFMH signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently in post-production by GFMH. Per the agreement, GMFH will receive $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Merry Exes” a Christmas holiday movie being produced by GFMH to Mar Vista Entertainment LLC. Additionally, Mar Vista Entertainment, LLC will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of January 31, 2016, the Company has received $78,700 of the advance payments.

On May 20, 2015 GFMH signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently completed by GFMH and being licensed by Mar vista Entertainment, LLC.. Per the agreement, the Company will receive $175,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Terror Birds” a science fiction movie produced by GFMH to Mar Vista Entertainment LLC. Additionally, Mar Vista Entertainment, LLC will receive 30% of the gross proceeds for a period of 25 years on the film. As of January 31, 2016, the Company has received $175,000 of the advance payments.

On April, 1, 2015 GFMH signed an agreement whereby the Company agreed to invest $15,000 to KKO Productions to produce a feature length motion picture known as “Forgiven”. Per the agreement GFMH will receive 15% of adjusted gross proceeds after its initial investment has been entirely recouped through adjusted gross proceed. Additionally, the Company will receive two on screen credits as Executive Producer as well as receiving credit on all advertising, publicity and packaging of the motion picture. The investment of $15,000 presented in other assets on the balance sheet has not yet been repaid, due to the fact that no revenues will be generated until this motion picture s released.

What is the timeline for your activities during the next 12 months?

Over the next 90 days to one year, our efforts will be concentrated on developing and producing content with distributors for licensing by them of at least three projects..

What is this going to cost you?

We expect that producing the aforementioned content will cost approximately $100,000 per project, however licensing and distribution will be handled by an experienced distributor for a fee of anywhere from 30 – 35% and the costs of advertising and marketing will be handled by them and charged against gross distribution licensing proceeds..

Why are these motion pictures not being distributed already?

The motion pictures that are being produced by the Company and distributed by Mar Vista Entertainment, LLC take anywhere from six to nine months from completion of production and delivery to obtain licensing agreements.

Generically, the main reason why good, quality motion pictures are not distributed is that the production of a motion picture requires money and creativity, and marketing a motion picture requires an entirely different set of skills. Many people dream of making a movie; few aspire to distribute them. We estimate that there are in excess of 10,000 such motion pictures “gathering dust.” There also have been and continue to be substantial tax incentives for motion picture production in many States and international Territories, so that many producers do not need to depend on successful marketing in order to find investors for their projects. A secondary factor is the difficulty of finding a reputable distributor. We think that our management has an excellent reputation in the industry and we will be able to obtain distribution rights for content. Finally, many distributors as well as buyers do not have an interest in niche market films, because they see the market as limited. Goliath sees the problem to be, rather, there is no market merely because no one has assembled a critical mass of films for these niches. Most participants in the motion picture industry are based in “Hollywood” and the major coastal metropolitan areas. Our “faith-based” films especially are targeted toward the “Bible Belt” and the “Flyover Country”: places that the industry has consistently overlooked.

Why are you able to identify and acquire these motion pictures and educational videos?

After attending all the major content acquisition markets around the world over the last three years, our Staff has developed relationships with numerous quality filmmakers who need assistance in marketing and distributing their product. Goliath has also developed vital relationships with many of the major content distributors and networks. Many of the filmmakers have requested the Company’s assistance in marketing and distributing their product. Goliath will continue to pursue the marketing and distribution of product that is demanded in the marketplace and desired by major aggregators, distributors, networks and studios.

So how are you different than Netflix, Blockbuster and Hulu, to name a few? How can you compete with them? They have a lot of money and name recognition. Why wouldn’t they jump into your niches?

As a content provider we are not competing with these entities but rather are working on providing them with quality content. As an example, NETFLIX has such a high demand for programming content, they are spending $5 billion this year for the acquisition of completed programming as well as for the development of original content by them. Therefore, as is mentioned, part of their resources are directed toward acquiring content and part is targeting in-house” and joint venture production of quality content. This content will be targeted to their subscription base on domestic and international levels.

There are a number of quality content producers that work with the major networks and content distributors, Goliath is moving toward becoming one of these content providers. We believe there exists significant opportunities for our company in that the demand for programming is increasing almost exponentially. Irrespective of the platform for viewing by the consumer/subscriber, the demand for quality content is continuing to expand. As an example there are currently, approximately 416 original scripted programs being aired in the entire television universe – a cancellation rate of 10% reflects a number that represents the entire programming universe in the late 1990’s and early 2000’s.. The upward trend is ongoing, which is where we see an opportunity for Goliath to provide product to reach a component of the market.

Don’t cable and satellite networks already offer specialty channels like TBN (for faith based) and BET (Black Entertainment Television (for the African-American Community)?

As mentioned above about NETFLIX, even though these channels maybe in niche markets they must expand the type, genre and format of the content that they are showing in order to remain viable, therefore the opportunity to assist them by providing quality programming is ongoing and expanding..

What other niches are you looking at entering?

We believe that there is an increasing and ongoing trend in home entertainment in servicing niches. Many viewers have cable or satellite service with hundreds of channels, but view only a few channels that cater to their particular interests. One significant type of niche we are targeting are the numerous immigrant groups in the United States. Other than Spanish speaking immigrants, coverage is scarce. The last official data (2004) from the US Census Bureau is that 34.2 million persons in the US are foreign born, with 54% from Latin America, 25% from Asia and 14% from Europe. Foreign-born immigrants like to watch movies from their home countries.

There are many interest groups that might be interested in specialty movies or programming. In Southern California, for instance, Surfing is quite popular, and there exists a huge body of surfing films which would be of interest.

What about ancillary markets?

We plan to incorporate advertising and marketing through social media and traditional outlets to the highest degree possible.

What films do you have now in inventory?

We presently have acquired the distribution rights to the following motion pictures: , Seducing Spirits, The Perfect Argument, Marina Murders, Film Struggle, Divorce in America, A Wonderful Summer, The Truth About Layla, Living with Cancer, The Biggest Fan, Days of Redemption, On Borrowed Time, Tumbleweed, Virus X, Farewell, Buddies, and The Pit. Under the distribution agreements Goliath will receive 30% of the gross revenues for each of the pictures we distribute. In general, our distribution contracts cover both domestic and international licensing agreements; however, for the picture The Biggest Fan we obtained limited distribution rights.

How do these distribution rights work?

We enter into a Distribution Agreement for each motion picture. Terms may be perpetual or limited by years. The motion pictures that we are acquiring with the proceeds of this offering will have a term of five years. We will generally obtain a fee of 20% to 30% of gross revenues. Licensing will be flexible for usage applications on a yearly or multi-year basis. Most markets, especially foreign territories have a tendency to continuously renew content licensing.

How many employees do you have? Do you have an office?

We have just 3 employees and we believe that is sufficient during the development, production and “content aggregation” phase of our development. Our administrative office is in Marina del Rey.

Do you have a website?

Our website is www.goliathfilmandmediainternational.com. We have a mirror site at www.goliathfilmandmedia.com.

Plan of Operations

We have not yet recognized any revenues. The Company incurred a net loss of $142,727 for the nine months ended January 31, 2016 compared to a net loss of $212,806 for the nine months ended January 31, 2015. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plan to continue as a going concern revolves around its ability to execute its business strategy of distributing films, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

During the nine months ended January 31, 2016, we entered into separate private placement memorandums with an affiliate shareholder under which we issued 12,349,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $123,490.

The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

Results of Operations

Three Months Ended January 31, 2016 Compared to Three Months Ended January 31, 2015

Revenue

For the three months ended January 31, 2016 and 2015, we have not generated any revenues.

Operating expenses

Operating expenses increased by $22,854, or 48.7%, to $69,757 in the three months ended January 31, 2016 from $46,903 in the three months ended January 31, 2015 primarily due to increases in consulting services costs and travel costs, offset primarily by increases in stock based compensation expenses, and marketing costs.

Operating expenses for the three months ended January 31, 2016 were comprised primarily of $61,612 in consulting services costs; travel costs of $3,820, rent of $597, and $3,728 of other operating expenses.

Operating expenses for the three months ended January 31, 2015 were comprised primarily of $7,109 in consulting services costs; travel costs of $3,072, stock based compensation expense of $34,000, marketing costs of $1,510, and $1,212 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the three months ended January 31, 2016 totaled $69,757 primarily due to consulting services costs, travel costs, and rent compared to $46,903 for the three months ended January 31, 2015 primarily due to consulting services costs, travel costs, stock based compensation expenses, marketing costs, office rent, and professional fees.

Assets and Liabilities

Total assets were $327,301 as of January 31, 2016 compared to $878 as of April 30, 2015, or an increase of $326,423, primarily the result of increase in investment in film costs totaling $311,719 and other assets of $15,000. Total liabilities as of January 31, 2016 were $385,045 compared to $39,385 as of April 30, 2015, or an increase of $345,660. The increase was the result of increases in advance for film production costs of $328,700, and cash overdrafts of $16,489.

Stockholders’ Deficit

Stockholders’ deficit was $57,744 as of January 31, 2016. Stockholder’s deficit consisted primarily of shares issued for cash in the amount of $520,205, and stock issued for services rendered of $193,750, offset primarily by the accumulated deficit of $771,699.

Nine months Ended January 31, 2016 Compared to Nine months Ended January 31, 2015

Revenue

For the nine months ended January 31, 2016 and 2015, we have not generated any revenues.

Operating expenses

Operating expenses decreased by $70,199, or 33.1%, to $141,737 in the nine months ended January 31, 2016 from $211,936 in the nine months ended January 31, 2015 primarily due to decreases in stock based compensation expense, travel costs, professional fees, and marketing costs, offset primarily by increases consulting services costs and rent.

Operating expenses for the nine months ended January 31, 2016 were comprised primarily of rent of $1,592, $127,986 in consulting services costs, travel costs of $6,827, and $5,332 of other operating expenses.

Operating expenses for the nine months ended January 31, 2015 were comprised primarily of rent of $1,045, $54,289 in consulting services costs, travel costs of $13,749, audit costs and other professional fees of $7,763, stock based compensation expense of $102,000, marketing costs of $28,245, and $4,845 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the nine months ended January 31, 2016 totaled $141,737 primarily due to rent, consulting services costs, and travel costs, compared to $211,936 for the nine months ended January 31, 2015 primarily due to rent, consulting services costs, audit costs and other professional fees, travel costs, marketing costs, and stock based compensation expense.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of $296 in the nine months ended January 31, 2016 resulting from cash provided by financing activities of $468,679, offset partially by cash used in operating activities of $142,256 and cash used in investing activities of $326,719.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Nine months Ended January 31,
	2016	2015

Cash at beginning of period	$579	$—
Net cash used in operating activities	(142,256)	(106,149)
Net cash used in investing activities	(326,719)	—
Net cash provided by financing activities	468,679	106,921
Cash at end of period	$283	$772

Net cash used in operating activities was $142,256 for the nine months ended January 31, 2016 compared to net cash used in operations for the nine months ended January 31, 2015 of $106,149 primarily due to a net loss of $142,727 for the nine months ended January 31, 2016, offset primarily by the change in operating assets and liabilities of $471.

Net cash provided by investing activities was $326,719 for the nine months ended January 31, 2016, compared to net cash provided by investing activities of $0 for the nine months ended January 31, 2015 primarily as the result of the investment in intangible assets for production costs.

Net cash provided by financing activities was $468,679 for the nine months ended January 31, 2016, compared to net cash provided by financing activities of $106,921 for the nine months ended January 31, 2015 primarily as the result of the issuance of stock for cash of $123,490 the advance for film production costs of $253,700, proceeds from notes payable of $85,000, and an advance from bank of $16,489.

Our cash needs in the year ending April 30, 2016 are estimated to be $200,000. This budget is based on the assumption that we will carry out one project at a time for which we will need about $50,000 in working capital; general and administrative expenses of $150,000 for the costs related to being public, and miscellaneous office expenses. We sold 12,349,000 shares for net proceeds of $123,490 in offerings conducted in fiscal year 2016. As we move forward with our business plan we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2016 fiscal year.

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

Equity Financing

During the nine months ended January 31, 2016, we sold 12,349,000 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $123,490. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

Notes Payable

On November 30, 2015, GFMH received $15,000 from a non-affiliated, non-related party in the form of a promissory note with a due date of May 1, 2016 bearing an interest rate of five percent for the purposes of working capital on the feature length holiday motion picture “Merry Exes”. The note bears annual interest of 5 percent and is due on May 1, 2016.

On November 25, 2015 GFMH signed a promissory note in the amount of $60,000 with a non affiliated, non related party for the purposes of working capital for the production of the Christmas holiday motion picture, “Merry Exes.” The note bears annual interest of 5 percent and is due on May 1, 2017.

On November 17, 2015 GFMH signed a promissory note in the amount of $10,000 with a non affiliated, non related party for the purposes of working capital for the production of the Christmas holiday motion picture, “Merry Exes”. The note bears annual interest of 5 percent and is due on March 31, 2016. The note was repaid in January 2016.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (January 31, 2016), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2016 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended January 31, 2016, the Company sold 1,125,000 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $11,250. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

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

GOLIATH FILM AND MEDIA HOLDINGS

Dated: March 21, 2016	By:	/s/ Mike Criscione
Mike Criscione
COO and Vice Chairman of the Board

	By:	/s/ Lamont Roberts
Lamont Roberts
CEO, Secretary, and Director (duly authorized officer)

