Form 10-K
period 2016-04-30
Goliath Film & Media Holdings
filed 2016-12-01
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2016

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ___________

Commission file number 0-18945

GOLIATH FILM AND MEDIA HOLDINGS

(Exact name of registrant as specified in its charter)

Nevada	84-1055077
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4640 Admiralty Way, Suite 500, Marina del Rey, California	90292
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (909) 612-1708

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporation Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).[  ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer   [  ]   Accelerated filer   [  ]   Non-accelerated filer   [  ]   Smaller reporting company   [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

State issuer’s revenues for its most recent fiscal year: $175,000

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 2015 was $86,567 based on 28,855,555 shares being owned by non-affiliates, and the last sale price of $0.003 as of October 31, 2015.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 158,213,917 shares of common stock, $0.001 par value, issued and outstanding as November 22, 2016

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

Overview.

Goliath Film and Media Holdings, through its wholly-owned subsidiaries Goliath Film and Media International and Goliath Movie Partners 1, LLC (collectively, “Goliath” or the “Company”), develops, produces and licenses for distribution, domestically and internationally, quality digital content with an emphasis on “niche” markets of the feature motion picture and television content segments of the entertainment industry, such as, without limitation, education, faith-based, horror and socially responsible minority content. Goliath does not intend to engage in domestic theatrical distribution of motion pictures to any significant extent.

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

Questions and Answers

What is your business?

We develop, produce and distribute motion pictures and digital content. At this time we do not intend to engage in theatrical releases of motion pictures, due to the high up- front costs of advertising and marketing theatrically. However, in some specific cases the company will consider theatrical releases based upon a “four wall, “ limited release delivery that will be focused on targeted niche audiences.

Distribution Rights

The Company has the following distribution rights:

On December 9, 2014 Goliath signed a distribution agreement with Runaway Production for the distribution of two full length motion pictures, “Halloween Party” and “Wedding Video Nightmare”. No revenue has been recognized to date.

This distribution agreement was cancelled on January 29, 2016.

On December 8, 2014 Goliath signed a distribution agreement with CJ Creative Productions for the distribution of three full length motion pictures, “Sharp Teeth”, “Vampire Dentist”, and “Marina Monster”. Goliath Film and Media Holding will receive 25% of gross proceeds. Goliath will have both North America and foreign distribution rights for a term of 36 months from December 8, 2014. No revenue has been recognized to date. This distribution agreement was cancelled on November, 30, 2015.

On December 8, 2014 Goliath signed a distribution agreement with Brightfilm Productions for the distribution of the full length motion picture, “I Wish You Love”. Goliath will receive 25% of gross proceeds. Goliath Film and Media Holdings will have both North America (excluding Canada) and foreign distribution rights for a term of 36 months from December 8, 2014. No revenue has been recognized to date. This distribution agreement was cancelled on October 15, 2015.

On March 9, 2015 Goliath signed a non-exclusive license to sell the feature length motion pictures: “Farewell”, “Buddies” and “The Pit.” The term is for one year expiring on March 9, 2016 with compensation to Goliath of 25% of gross proceeds from the sales of each of these films. No revenue has been recognized to date.

On October 22, 2014 Goliath entered into an agreement to distribute all foreign rights for the motion picture “Virus X,” “Film” starring Sybil Danning with some of the key terms as follows:

1.       Time frame (Term) – 18 months with ability to renew at same terms for another 18 months if agreed by both parties by end of the 18 month term. Term begins October 22, 2014

2.       Markets – In all foreign media known and unknown

3.       Compensation to Goliath- 15% of gross proceeds on all foreign territories. Said 15% (of 100%) is inclusive and includes, but not limited to, all payments, fees and reimbursements of any and all kinds made and/or incurred by Goliath through the exploitation of the Film. No revenue has been recognized to date.

4.       Renewals - when the contract is renewed by a particular territory, Goliath will be the entity of record to effectuate the renewals, yet only after notification is made to and approved verbally or written by Empire Films.

On October 29, 2014, Goliath entered into a Distribution and Sales Agreement with EMILIO ROSO (“Producer”) granting all domestic and foreign distribution rights, excluding digital streaming for the motion pictures “Day of Redemption,” “On Borrowed Time” and “Tumbleweed,” with some of the major terms as follows:

1.       Time frame (Term) – 18 months. Term began October 29, 2014. This contract will not automatically renew.

2.       Markets – In all domestic and foreign media known and unknown and all domestic and foreign territories.

3.       Compensation to Goliath - 25% of gross proceeds on all domestic and foreign territories, except digital streaming. Said 25% (of 100%) is inclusive and includes, but not limited to, all payments, fees and reimbursements of any and all kinds made and/or incurred by Goliath through the exploitation of the motion pictures. No revenue has been recognized to date.

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

Production Agreements

On March 4, 2016 Goliath signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently in post-production by Goliath. Per the agreement, Goliath will receive $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Bridal Bootcamp” a romantic comedy movie being produced by Goliath to Mar Vista Entertainment LLC. Additionally, Mar Vista Entertainment, LLC will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of April 30, 2016, the Company has received $25,000 of the advance payments. Subsequent to year end the Company received an additional $75,000.

On September 18, 2015 Goliath signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently completed by Goliath. Per the agreement, Goliath will receive $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Merry Exes” a Christmas holiday movie being produced by Goliath to Mar Vista Entertainment LLC. Additionally, Mar Vista Entertainment, LLC will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of April 30, 2016, the Company has received $75,000 of the advance payments. Subsequent to year end the Company received the remaining $50,000. Merry Exes was completed June 6, 2016 and Mar Vista is looking to distribute this film.

On May 20, 2015 Goliath signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently completed by Goliath and being licensed by Mar vista Entertainment, LLC.. Per the agreement, the Company will receive $175,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Terror Birds” a science fiction movie produced by Goliath to Mar Vista Entertainment LLC. Additionally, Mar Vista Entertainment, LLC will receive 30% of the gross proceeds for a period of 25 years on the film. As of April 30, 2016, the Company has received $175,000 of the advance payments. Terror Birds was completed December 14, 2015 and Mar Vista is looking to distribute this film.

On April 15, 2015 Goliath signed an agreement whereby the Company agreed to invest $15,000 to KKO Productions to produce a feature length motion picture known as “Forgiven”. Per the agreement Goliath will receive 15% of adjusted gross proceeds after its initial investment has been entirely recouped through adjusted gross proceed. Additionally, the Company will receive two on screen credits as Executive Producer as well as receiving credit on all advertising, publicity and packaging of the motion picture. The investment of $15,000 presented in other assets on the balance sheet has not yet been repaid, due to the fact that no revenues will be generated until this motion picture’s released.

What is the timeline for your activities during the next 12 months?

Over the next 90 days to one year, our efforts will be concentrated on developing and producing content with distributors for licensing by them of at least three projects.

What is this going to cost you?

We expect that producing the aforementioned content will cost approximately $150,000 per project, however licensing and distribution will be handled by an experienced distributor for a fee of anywhere from 30 – 35% and the costs of advertising and marketing will be handled by them and charged against gross distribution licensing proceeds.

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

So how are you different than Amazon, Netflix, Blockbuster and Hulu, to name a few? How can you compete with them? They have a lot of money and name recognition. Why wouldn’t they jump into your niches?

As a content provider we are not competing with these entities but rather are working on providing them with quality content. As an example, NETFLIX has such a high demand for programming content, they are spending $5 billion this year for the acquisition of completed programming as well as for the development of original content by them. Therefore, as is mentioned, part of their resources are directed toward acquiring content and part is targeting in-house” and joint venture production of quality content. This content will be targeted to their subscription base on a domestic and international level.

There are a number of quality content producers that work with the major networks and content distributors, Goliath is moving toward becoming one of these content providers. We believe there exists significant opportunities for our company in that the demand for programming is increasing almost exponentially. Irrespective of the platform for viewing by the consumer/subscriber, the demand for quality content is continuing to expand. As an example there are currently, approximately 416 original scripted programs being aired in the entire television universe – a cancellation rate of 10% reflects a number that represents the entire programming universe in the late 1990’s and early 2000’s.. The upward trend is ongoing, which is where we see an opportunity for Goliath to provide product to reach many components of the overall market.

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

There are many interest groups that might be interested in specialty movies or programming. As an example in Hawaii and Southern California, for instance, Surfing is quite popular, and there exists a huge body of surfing films which would be of interest.

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

We have just 3 employees and we believe that is sufficient during the development, production and “content aggregation” phase of our development. Our administrative office is in Marina del Rey, California.

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

Our results of operations depend significantly upon the commercial success of the motion pictures and television programming that we distribute, and underperformance at the box office or in television licensing of one or more motion pictures in any period can cause our results to be less than anticipated

Our results of operations will depend significantly upon the commercial success of the motion pictures and television programming that we distribute, which cannot be predicted with certainty. In particular, the underperformance at the box office of one or more motion pictures in any period may cause our revenue and earnings results for that period (and potentially, subsequent periods) to be less than anticipated, in some instances to a significant extent. Due to the difficulty of predicting our results of operations and the other factors, it is difficult for industry or financial analysts to accurately forecast our results. The trading market for our common shares is influenced by the research and reports that such industry or financial analysts publish about us or our business. If an analyst who covers us changes his or her financial estimates or investment recommendation, or if our results of operations fall short of their estimates, the price of our common shares could decline.

Our results of operations are difficult to predict and depend on a variety of factors

Our results of operations will depend significantly upon the commercial success of the motion pictures or television content that we distribute, which cannot be predicted with certainty. Accordingly, our results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future periods. Our results of operations also may fluctuate due to the timing, mix, number and availability of our theatrical motion picture and home entertainment releases, as well as license periods for our content. Our operating results may increase or decrease during a particular period or fiscal year due to differences in the number and/or mix of films released compared to the corresponding period in the prior year or prior fiscal year. Our operating results also fluctuate due to our accounting practices (which are standard for the industry) which may cause us to recognize the production and marketing expenses in different periods than the recognition of related revenues, which may occur in later periods. For example, in accordance with GAAP and industry practice, we are required to expense film advertising costs as incurred, but are also required to recognize the revenue from any motion picture or television program over the entire revenue stream expected to be generated by the individual picture or television program.

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

Our success is highly dependent on the abilities of its management team. The management team must be able to effectively work together to successfully conduct our current operations, as well as implement our strategy, which includes significant domestic expansion. If we are unable to do so, our results of operations and financial condition may suffer. In addition, as part of our strategy of international expansion, there is intense competition for the services of qualified personnel. The failure to retain current key managers or key members of the development, production, or marketing staff, or to hire additional qualified personnel for new operations could be detrimental to our business.

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

Additional risks may exist since we became public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. We cannot assure you that brokerage firms will want to conduct any secondary offerings on behalf of us in the future.

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

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market information and issuance of unregistered securities

The high and low sales prices for the common stock through April 30, 2016 were as follows:

Quarter Ended	High	Low
April 30, 2016	$0.003	$0.002
January 31, 2015	0.004	0.002
October 31, 2015	0.005	0.002
July 31, 2015	0.005	0.002

Quarter Ended	High	Low
April 30, 2015	$0.006	$0.003
January 31, 2014	0.005	0.002
October 31, 2014	0.004	0.001
July 31, 2014	0.006	0.002

All share information is adjusted for stock splits and stock dividends. The above information was supplied by the OTC Exchange and these prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b)	Holders

As of November 22, 2016, there were 89 record holders of our common stock.

(c)	Dividends

We have not paid any dividends on its common stock. We currently intend to retain any earnings for use in our business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d)	Equity Compensation Plans

There are no Equity Compensation Plans in place as of April 30, 2016

Company issuances of common stock during the years ended April 30, 2016 and 2015.

None

(e)                  Performance Graphic. We are not required to provide a performance graph since it is a “smaller reporting company” as defined in Regulation S-K Rule 10(f).

In fiscal year 2016, we issued a total of 13,249,000 restricted common shares to an affiliate in accordance with Rule 144, in exchange for approximately $132,490. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

In fiscal year 2016, we issued a total of 6,000,000 restricted common shares to a third party investor in accordance with Rule 144, in exchange for approximately $60,000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions are eliminated on consolidation.

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

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on the Company’s financial condition and results of operations during the period in which such changes occurred. The more significant estimates and assumptions by management include among others: Estimated revenue of films. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Actual results could differ from those estimates. The Company’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Revenue Recognition

We will recognize revenues in accordance with ASC 926-605, “Entertainment Films, Revenue Recognition”.

Under ASC 926-605, five conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) the film is complete and has been delivered, (iii) the license period has begun, (vi) the price is fixed or determinable, and (v) collection is reasonably assured. The Company provides for an allowance for doubtful account based history and experience considering economic and industry trends. The Company does not have any off-Balance Sheet exposure related to its customers.

The Company recognizes revenue when the distributor confirms to the Company that the film has been delivered to the distributor with all technical and document deliveries received, waived or deferred and the film has been entered into the distributor’s rights system.

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

Intangible Assets

The Company’s intangible assets consist of intellectual property, principally motion pictures. The Company periodically reviews its long lived assets to ensure that their carrying value does not exceed their fair market value. There was no amortization expense or impairment for the years ended April 30, 2016 and 2015.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at April 30, 2016, assets and liabilities approximate fair value due to their short term nature.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of April 30, 2016, the Company had no assets other than prepaid expenses and capitalized film production costs.

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

Basic and diluted earnings per share are the same as there were no potentially dilutive instruments for the years ended April 30, 2016 and 2015.

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

Plan of Operations

Although the Company had net income of $34,460 for the year ended April 30, 2016, the Company had a net loss of $278,815 for the year ended April 30, 2015. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plan to continue as a going concern revolves around its ability to execute its business strategy of distributing digital content, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

In the fiscal years ending April 30, 2016 and 2015, $192,490 and $136,365, respectively, was raised from the sale of stock for future business projects with us.

Results of Operations

Fiscal Year Ended April 30, 2016 Compared to Fiscal Year Ended April 30, 2015

Revenue

For the fiscal year ended April 30, 2016, we completed and delivered Terror Birds and recognized $175,000 as revenue from advance payments previously received from Mar Vista Entertainment. For the fiscal year ended April 30, 2015, we had no revenues.

Cost of Sales

For the fiscal year ended April 30, 2016, we completed and delivered Terror Birds and recognized $83,075 of production costs as cost of sales. For the fiscal year ended April 30, 2015, we had no cost of sales.

Operating expenses

Operating expenses decreased by $217,034, or 79.4%, to $56,145 in the year ended April 30, 2016 from $273,179 in the year ended April 30, 2015 primarily due to decreases in professional fees, consulting services, travel costs, stock based compensation expense, marketing costs, and equipment rental costs, offset primarily by increases in rent.

Operating expenses for the year ended April 30, 2016 were comprised primarily of $1,174 in professional fees; $40,150 in consulting services costs, travel costs of $7,569; rent of $2,190, and $5,062 of other operating expenses.

Operating expenses for the year ended April 30, 2015 were comprised primarily of $77,489 in consulting services costs; travel costs of $14,619, equipment rental costs of $2,775, stock based compensation expense of $136,000, marketing costs of $28,245, office rent of $1,642, professional fees of $10,192, and $2,217 of other operating expenses.

Net income (loss) before income taxes

Net income (loss) before income taxes for the year ended April 30, 2016 totaled $35,780 primarily due to revenue of $175,000 and decreases in professional fees, consulting services costs, office rent, and travel costs, compared to a loss of $277,975 for the year ended April 30, 2015 primarily due to consulting services costs, travel costs, marketing costs, stock based compensation expenses, office rent, and professional fees.

Assets and Liabilities

Total assets were $356,516 as of April 30, 2016 compared to $878 as of April 30, 2015, or an increase of $355,638, primarily the result of increases in film production costs of $315,907, other assets of $15,000, and cash of $25,310. Total liabilities as of April 30, 2016 were $168,073 compared to $39,385 as of April 30, 2015, or an increase of $128,688. The increase was primarily the result of increases in advance for film production costs of $100,000, line of credit of $20,887, and accounts payable of $16,801, offset by a decrease in related party payables of $9,000.

Stockholders’ Equity (Deficit)

Stockholders’ equity (deficit) was $188,443 as of April 30, 2016. Stockholder’s equity (deficit) during the fiscal year ended April 30, 2016 consisted primarily of shares issued for cash in the amount of $192,490, and net profit of $34,460, offset partially by previous deficit of $(38,507).

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of $24,731 in the year ending April 30, 2016 resulting from cash provided by financing activities of $213,377, offset partially by cash used in operating activities of $173,646, and cash used in investing activities of $15,000.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Year Ended April 30,
	2016	2015

Cash at beginning of period	$579	$-
Net cash used in operating activities	(173,646)	(133,892)
Net cash used in investing activities	(15,000)	-
Net cash provided by financing activities	213,337	134,471
Cash at end of period	$25,310	$579

Net cash used in operating activities was $173,646 for the year ending April 30, 2016 compared to net cash used in operations for the year ending April 30, 2015 of $133,892 primarily due to the change in operating assets and liabilities of $208,106, primarily due to the change in film production costs of $315,907, payables of $7,801, and advances for film production of $100,000, and offset partially by net profit of $34,460 for the year ending April 30, 2016.

Net cash used in investing activities was $15,000 for the year ending April 30, 2016, compared to net cash used in investing activities of $0 for the year ending April 30, 2015 primarily as the result of the investment in the production of motion pictures.

Net cash provided by financing activities was $213,337 for the year ending April 30, 2016, compared to net cash provided by financing activities of $134,471 for the year ending April 30, 2015 primarily as the result of the issuance of stock for cash of $192,490, and a line of credit from bank of $20,887.

Our cash needs in the year ending April 30, 2016 are estimated to be $200,000. This budget is based on the assumption that we will carry out one project at a time for which we will need about $50,000 in working capital; general and administrative expenses of $150,000 for the costs related to being public, and miscellaneous office expenses. We sold 30,852,250 shares for net proceeds of $328,855 in offerings conducted in fiscal years 2016 and 2015. As we move forward with our business plan we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2017 fiscal year.

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

Equity Financing

During the year ended April 30, 2016, we entered into private placement memorandums with an affiliate under which we issued 13,249,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $132,490. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

During the year ended April 30, 2016, we entered into a private placement memorandum with a third party investor under which we issued 6,000,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $60,000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

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

YEARS ENDED APRIL 30, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Goliath Film & Media Holdings

We have audited the accompanying consolidated balance sheets of Goliath Film & Media Holdings (the Company) as of April 30, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended April 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Goliath Film & Media Holdings as of April 30, 2016 and 2015, and the results of their operations and cash flows for each of the years in the two year period ended April 30, 2016, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs as of April 30, 2016 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
November 30, 2016

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED BALANCE SHEETS

	APRIL 30,
	2016	2015
ASSETS
Current assets
Cash	$25,310	$579
Prepaid expense	299	299
Total current assets	25,609	878

Long-term assets
Other assets	15,000	-
Film production costs	315,907	-
Total long-term assets	330,907	-

Total assets	$356,516	$878

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$47,186	$30,385
Accounts payable - related party	-	9,000
Line of credit	20,887	-
Total current liabilities	68,073	39,385

Long-term liabilities
Advances for film production	100,000	-
Total long-term liabilities	100,000	-

Total liabilities	168,073	39,385

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at April 30, 2016 and 2015	-	-

Common stock, $0.001 par value, 300,000,000 shares authorized; 158,213,917 and 138,964,917 shares issued and outstanding, at April 30, 2016 and 2015, respectively	158,214	138,965
Additional paid in capital	624,741	451,500
Accumulated deficit	(594,512)	(628,972)
Total stockholders’ equity (deficit)	188,443	(38,507)

Total liabilities and stockholders’ equity (deficit)	$356,516	$878

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended,
	April 30, 2016	April 30, 2015

Film production revenues	$175,000	$-
Cost of sales	83,075	-
Gross profit	91,925	-

Operating Expenses
Sales and marketing	-	28,245
General and administrative	56,145	244,934
Total operating expenses	56,145	273,179

Income (loss) from operations	35,780	(273,179)

Other expense	-	(4,796)

Total other expense	-	(4,796)

Income (loss) before income taxes	35,780	(277,975)

Provision for income taxes	(1,320)	(840)

Net income (loss)	$34,460	$(278,815)

Net loss per share of common stock:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares
Outstanding-Basic and diluted	148,119,227	133,069,779

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid	Accumulated	Total
	Shares	Amount	in Capital	Deficit	Capital

Balances, April 30, 2014	93,361,667	$93,362	$224,738	$(350,157)	$(32,057)

Issuance of shares – services	34,000,000	34,000	102,000	-	136,000
Issuance of shares – private placement	11,603,250	11,603	124,762	-	136,365
Net loss, year ended April 30, 2015	-	-	-	(278,815)	(278,815)
Balances, April 30, 2015	138,964,917	$138,965	$451,500	$(628,972)	$(38,507)

Issuance of shares – private placement	19,249,000	19,249	173,241	-	192,490
Net profit, year ended April 30, 2016	-	-	-	34,460	34,460
Balances, April 30, 2016	158,213,917	$158,214	$624,741	$(594,512)	$188,443

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	April 30, 2016	April 30, 2015

Cash flows from operating activities
Net income (loss)	$34,460	$(278,815)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization of prepaid expenses	-	136,000
Changes in operating assets and liabilities:
Film production costs	(315,907)	-
Prepaid assets	-	4,786
Accounts payable and accrued expenses	16,801
Accounts payable – related party	(9,000)	4,137
Advances for film production	100,000	-
Net cash used in operating activities	(173,646)	(133,892)

Cash flows from investing activities
Investment in films	(15,000)	-
Net cash used in investing activities	(15,000)	-

Cash flows from financing activities
Proceeds from issuance of common stock	192,490	136,365
Line of credit	20,887	(1,894)
Proceeds from notes payable	25,000	-
Repayment of notes payable	(25,000)	-
Net cash provided by financing activities	213,377	134,471

Net change in cash	24,731	579
Cash at beginning of period	579	-
Cash at end of period	$25,310	$579

Supplemental Disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	519	-

Supplemental Disclosure of cash flow Information:
Common stock issued for prepaid services	$-	$136,000

See accompanying notes to consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On October 31, 2011 (the “Closing Date”), China Advanced Technology (an entity formed on February 16, 2010 in the State of Nevada) acquired Goliath Film and Media International, a California corporation, by issuing 47,000,000 shares of its Common Stock, constituting 70.1% of the outstanding shares after giving effect to their issuance and the cancellation of 15,619,816 shares held by China Advanced Technology’s prior control person. Immediately following the Closing, 67,100,000 shares were issued and outstanding. On the Closing Date, the name of China Advanced Technology was changed to Goliath Film and Media Holdings (“Goliath” or “the Company”). All share numbers herein have been adjusted for an eight-for-1 forward stock split affected as of the Closing Date. The forward stock split was reflected in the trading market on February 13, 2012. The transaction was accounted for as a reverse acquisition in which Goliath Film and Media International is deemed to be the accounting acquirer, and the prior operations of Goliath (formerly China Advanced Technology) are consolidated for accounting purposes. Since Goliath had no operations, assets, or liabilities as of the Closing, no audit of that entity was required under the materiality thresholds of Regulation S-X Rule 8-04.

Organization, Nature of Business and Trade Name

The Company is engaged in the production and distribution of motion pictures and television content. The Company has begun to realize revenues from its planned principal business purpose.

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

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

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

Intangible Assets

The Company’s intangible assets consist of intellectual property, principally motion pictures. The Company periodically reviews its long lived assets to ensure that their carrying value does not exceed their fair market value. There was no amortization expense or impairment for the years ended April 30, 2016 and 2015.

Films and Televisions Costs

The Company capitalizes production costs for films produced in accordance with ASC 926-20, “Entertainment-Films - Other Assets - Film Costs”. Accordingly, production costs are capitalized at actual cost and then charged against revenue quarterly as a cost of production based on the relative fair value of the film(s) delivered and recognized as revenue. The Company evaluates its capitalized production costs annually and limits recorded amounts by its ability to recover such costs through expected future sales.

Revenue Recognition

We will recognize revenues in accordance with ASC 926-605, “Entertainment Films, Revenue Recognition”.

Under ASC 926-605, five conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) the film is complete and has been delivered, (iii) the license period has begun, (iv) the price is fixed or determinable, and (v) collection is reasonably assured. The Company provides for an allowance for doubtful account based history and experience considering economic and industry trends. The Company does not have any off-Balance Sheet exposure related to its customers.

The Company recognizes revenue when the distributor confirms to the Company that the film has been delivered to the distributor with all technical and document deliveries received, waived or deferred and the film has been entered into the distributor’s rights system.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. Advertising expense was $0 and $1,404, for the years ended April 30, 2016 and 2015, respectively.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the years ended April 30, 2016 and 2015.

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

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

Fair Value of Financial Instruments

The Company follows the provisions of ASC 820. This Topic defines fair value, establishes a measurement framework and expands disclosures about fair value measurements.

The Company uses fair value measurements for determining the valuation of derivative financial instruments payable in shares of its common stock. This primarily involves option pricing models that incorporate certain assumptions and projections to determine fair value. These require management’s judgment.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at April 30, 2016, assets and liabilities approximate fair value due to their short term nature.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of April 30, 2016, the Company had no assets other than prepaid expenses and capitalized film production costs.

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

FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

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

Basic and diluted earnings per share are the same as there were no potentially dilutive instruments for the years ended April 30, 2016 and 2015.

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

NOTE 2 – COMMON STOCK

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at April 30, 2016 or 2015.

The Company has authorized 300,000,000 shares of par value $0.001 common stock, of which 158,213,917 and 138,964,917 shares are outstanding at April 30, 2016 and 2015, respectively.

During the year ended April 30, 2016, the Company entered into separate private placement memorandums with an affiliate shareholder under which we issued 13,249,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $132,490. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

During the year ended April 30, 2016, the Company entered into a separate private placement memorandums with a third party under which we issued 6,000,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $60,000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

NOTE 3 - GOING CONCERN

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the year ended April 30, 2016, the Company sold 13,249,000 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $132,490.

During the year ended April 30, 2015, the Company sold 11,603,250 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $136,365.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

In the year ended April 30, 2016, the Company paid C&R Film for capitalized film costs, consulting and reimbursement of various expenses $50,191, similarly the Company paid $5,450 in year ended April 30, 2015. C&R Film is controlled by Lamont Robert, CEO and Acting CFO of the Company.

Additionally, Debbie Criscione, wife of Director of the Company Mike Criscione received payments of $0 in year ended April 30, 2016 and $4,950 in year ended April 30, 2015 for consulting and reimbursements for expenses paid on behalf of the Company.

Further, Mike Criscione, Director of the Company received payments of $46,145 in year ended April 30, 2016 and $10,850 in year ended April 30, 2015 for capitalized film costs, consulting and reimbursements for expenses paid on behalf of the Company.

Additionally, Lamont Roberts, CEO and Acting CFO of the Company, received payments of $0 in year ended April 30, 2016 and $3,600 in year ended April 30, 2015 for consulting and reimbursements for expenses paid on behalf of the Company.

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

NOTE 5 – INCOME TAXES

As of April 30, 2016, the Company had net operating loss carryforwards of approximately $595,000, which expire in varying amounts between 2018 and 2035. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this (and other) potential future tax benefits has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforwards period are revised.

Deferred income tax assets of approximately $249,000 at April 30, 2016, was offset in full by a valuation allowance.

The approximate components of the Company’s net deferred tax assets, including a valuation allowance, are as follows:

Deferred Tax Assets	As of April 30, 2016	As of April 30, 2015

Net operating loss carryforwards	$595,000	$629,000

Net deferred tax assets before valuation allowance	249,000	264,000
Less: Valuation allowance	(249,000)	(264,000)
Net deferred tax assets	0	0

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	As of April 30, 2016	As of April 30, 2015

Statutory federal income tax	(35.0)%	(35.0)%
Statutory state income tax	(6.9)%	(6.9)%

Change in valuation allowance on deferred tax assets	(41.9)%	(41.9)%

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

	For the Years Ending
Components of Income Tax Expense	April 30, 2016	April 30, 2015

Federal U.S. Income Taxes
Current	-	-
Deferred	-	-

State Income Taxes
Current	$1,320	$840
Deferred	-	-
Total Income Tax Expense	$1,320	$840

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in the above figures for the periods audited.

NOTE 6 – INVESTMENT IN FILMS

	April 30,
	2016	2015
Released, net of accumulated amortization	$120,781	$-
In progress	195,126	-
Intangible assets, net	$315,907	$-

Amortization expense was $83,075 and $0 for each of the years ended April 30, 2016 and 2015, respectively, and is classified in cost of sales in the Statements of Operations.

NOTE 7 – OPERATING LEASE

On July 1, 2014, we entered into a month to month lease for office space at location 4640 Admiralty Way, Marina del Rey, California, 90292. The rent is $199 per month.

The total rent and lease expense was $2,190 and $1,642 for the years ended April 30, 2016 and 2015, respectively.

NOTE 8 – ADVANCE FOR FILM PRODUCTION COSTS

Advance for film production costs represent amounts received in advance from Mar Vista Entertainment, LLC (“Mar Vista”) for providing film distribution rights.

NOTE 9 – LINE OF CREDIT

The Company has two credit cards with a total available balance of $25,000. The credit cards are not personally guaranteed by the Officers and Directors of the Company nor are the credit cards guaranteed by the Company. The credit cards have an interest rate of 28.24 percent.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Production Agreements

On April, 1, 2015 Goliath signed an agreement whereby the Company agree to invest $15,000 to KKO Productions to produce a feature length film known as “Forgiven”. Per the agreement Goliath will receive 15% of adjusted gross proceeds after its initial investment has been entirely recouped through adjusted gross proceed. Additionally, the Company will receive two on screen credits as Executive Producer as well as receiving credit on all advertising, publicity and packaging of the film.

On March 4, 2016 Goliath signed a distribution agreement with Mar Vista to distribute a feature film currently in development by Goliath. Per the agreement, Goliath will receive $125,000 in advance payments per an agreed delivery schedule for providing distribution rights of the film “Bridal Boot Camp” a romantic comedy movie being produced by Goliath to Mar Vista. Additionally, Mar Vista will receive 35% of the gross proceeds for a period of 25 years on the film.

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

NOTE 11 – SUBSEQUENT EVENTS

There were no events subsequent to May 1, 2016, and up to the date of this filing that would require disclosure.

Item 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (April 30, 2016), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our internal control over financial reporting was not effective as of the fiscal year ended April 30, 2016.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2016 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Lamont Robert, President, Chief Executive Officer and Acting Chief Financial Officer

Lamont Roberts, 60, has been President, Chief Executive Officer and Director of Goliath since October, 2011. In 1997 he co-founded Millennium Personal and Business Management Corporation with Wilt Chamberlain, representing and managing a client base comprising actors, athletes, directors, musicians and writers. In the late 1990s Mr. Roberts also began producing film and television projects. In 2003, he was hired as the Executive Director of Reel Image, Inc., a content funding corporation. As the head of Reel Image, Inc., he is working on distributing a documentary that he wrote and produced entitled “Chosen By God- the Great Black Pharaohs of the 25th Dynasty.” As an independent producer, Mr. Roberts produced the feature films “The Truth About Layla,” and “The Marina Murders.” He acted as an Associate Producer on the feature film “Seducing Spirits,” and was the executive in charge of production for the feature film “The Perfect Argument,” and the documentaries “Film Struggle,” and “Living with Cancer.” Mr. Roberts has a BSBA in Finance and an MA in Real Estate and Urban Economics from the University of Florida. He is a best-selling author and lives in Marina Del Rey, CA.

Mike Criscione, Director

Mike Criscione, 63, has been on the Board since May 1, 2014 has been a highly successful business man and real estate developer. He brought this extensive experience to the film business in 1991, producing “LA Goddess”. From 2008 to the present Mr. Criscione has directed, financed and produced numerous commercials, music videos, several motion pictures, and documentaries. He is a graduate of Vision Bible College in Whittier, California where he earned his Bachelor degree.

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

Code of Ethics

Goliath Film and Media Holdings has not adopted a code of ethics which applies to the chief executive officer, chief operating officer and chief financial officer, because of our level of operations of the public entity in 2016.

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

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Company’s sole executive officer for the years ended April 30, 2016, 2015, and 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Lemont Roberts, CEO and PRES.	2016 2015 2014	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 5,450 2,000	0 5,450 2,000

Mike Criscione, DIRECTOR	2016 2015 2014	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 10,850 25,000	0 10,850 25,000

Kaila Criscione, COO	2015 2014	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

John Ballard	2015 2014	0 0	0 0	0 0	0 0	0 0	0 0	0 5,000	0 5,000

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

Mr. Roberts received 6,000,000 shares per his employment contract in May 2012 for service valued at $6,000 or $3,000 per year expiring May 2014. There is no other cash or non-cash compensation paid to Mr. Roberts.

Ms. Criscione received 10,000,000 shares per her employment contract in May 2012 for service valued at $10,000 or $5,000 per year expiring May 2014. There is no other cash or non-cash compensation paid to Ms. Criscione. Ms. Criscione resigned from the Company on May 1, 2014.

Mr. Ballard received 5,138,889 shares per his employment contract in May 2012 for service valued at $5,139 or $2,570 per year expiring May 2014. Mr. Ballard also received $9,000 in cash in the year ending April 2012. There is no other cash or non-cash compensation paid to Mr. Ballard.

Ms. Criscione resigned from the Company on May 1, 2014

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

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to the shares. We had 158,213,917 shares outstanding as of November 1, 2016.

Name	Office	Number of Common Shares Owned		Percentage of Shares Owned

Lamont Roberts	Chief Executive Officer	15,000,000	(1)	9.5%
Mike Criscione	Director	25,166,000		15.9%
John Ballard	Chief Financial Officer	10,394,445	(3)	6.6%
Kaila Criscione	Chief Operating Officer	30,000,000	(2)	19.0%
Kevin Frawley	none	48,797,917	(1)	30.8%

Total officer/director/5% owners		129,358,362		81.8%

(1)	Mr. Frawley has granted to Lamont Roberts all rights to vote and direct the disposition of 20,000,000 shares held of record by Mr. Frawley.
(2)	Ms. Criscione resigned from the Company on May 1, 2014.
(3)	John Ballard resigned from the Company on May 1, 2015.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended April 30, 2016, the Company sold 13,249,000 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $132,490.

During the year ended April 30, 2015, the Company sold 11,603,250 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $136,365.

The Chief Financial Officer received a total of 5,000,000 shares with a consulting contract expiring May 1, 2014. In addition, the individual providing accounting services received 500,000 restricted common shares with a contract expiring on May 1, 2014.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

During the period covering the fiscal years ended April 30, 2016 and 2015, our principal accounting firm Sadler Gibb & Associates was paid $9,500 in 2016 and $9,500 in 2015 for audit and review work.

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

(2) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 1, 2016.

GOLIATH FILM AND MEDIA HOLDINGS

	By:	/s/ Lamont Roberts
Lamont Roberts
Chief Executive Officer, President and acting
Chief Financial Officer

	By:	/s/ Mike Criscione
Mike Criscione
Director

