Form 10-Q
period 2016-07-31
Goliath Film & Media Holdings
filed 2017-02-16
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

Registrant’s telephone number (909) 612-1708

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

There were 170,045,917 shares of common stock issued and outstanding as of January 31, 2017.

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

The results for the periods ended July 31, 2016 are not necessarily indicative of the results of operations for the full year.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2016	April 30, 2016
	(unaudited)
ASSETS
Current assets
Cash	$17,868	$25,310
Prepaid expenses	299	299
Total current assets	18,167	25,609

Long-term assets
Other assets	15,000	15,000
Film production costs	463,199	315,907
Total long-term assets	478,199	330,907

Total assets	$496,366	$356,516

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$40,516	$47,186
Line of credit	21,129	20,887
Total current liabilities	61,645	68,073

Long-term liabilities
Advances for film production costs	100,000	100,000
Total long-term liabilities	100,000	100,000

Total liabilities	161,645	168,073

Stockholders’ equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at July 31, 2016 and April 30, 2016	—	—

Common stock, $0.001 par value, 300,000,000 shares authorized; 168,045,917 and 158,213,917 shares issued and outstanding, at July 31, 2016 and April 30, 2016	168,046	158,214
Additional paid in capital	713,229	624,741
Accumulated deficit	(546,554)	(594,512)
Total stockholders’ equity	334,721	188,443

Total liabilities and stockholders’ equity	$496,366	$356,516

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended,
	July 31, 2016	July 31, 2015
		(revised)
Film production revenues	$125,000	$—
Cost of sales	66,812	—
Gross profit	58,188	—

Operating expenses
General and administrative	9,900	8,284
Total operating expenses	9,900	8,284

Income (loss) from operations	48,288	(8,284)

Income (loss) before income taxes	48,288	(8,284)

Provision for income taxes	(330)	(330)

Net income (loss)	$47,958	$(8,614)

Net income (loss) per share of common stock:
Basic and diluted	$0.00	$(0.00)

Weighted average shares
Outstanding – basic and diluted	163,421,308	141,191,819

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended,
	July 31, 2016	July 31, 2015

Cash flows from operating activities
Net income (loss)	$47,958	$(8,614)
Changes in operating assets and liabilities:
Film production costs	(147,292)	(61,279)
Accounts payable	(6,670)	330
Net cash used in operating activities	(106,004)	(69,563)

Cash flows from investing activities
Investment in films	—	(15,000)
Net cash used in investing activities	—	(15,000)

Cash flows from financing activities
Proceeds from issuance of common stock	98,320	73,250
Advance for film production costs	—	50,000
Line of credit	242	—
Net cash provided by financing activities	98,562	123,250

Net change in cash	(7,442)	38,687
Cash at beginning of period	25,310	579
Cash at end of period	$17,868	$39,266

Supplemental disclosure of non-cash investing and financing activities:
None	$—	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDING JULY 31, 2016 AND 2015

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and operations and cash flows at July 31, 2016 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2016 and 2015 audited financial statements filed on Form 10K on December 6, 2016. The results of operations for the periods ended July 31, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

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

FOR THE THREE MONTHS ENDING JULY 31, 2016 AND 2015

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

Intangible Assets

The Company’s intangible assets consist of intellectual property, principally costs to produce films. The Company periodically reviews its long-lived assets to ensure that their carrying value does not exceed their fair market value. There was no amortization expense or impairment for the quarter ended July 31, 2016 and 2015.

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

Film production costs are stated at the lower of amortized cost or estimated fair value. The valuation of film production costs are reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film is less than its unamortized cost. During the three months ended July 31, 2016 and 2015, the Company recorded no impairment charges.

Revenue Recognition

We recognize revenues in accordance with ASC 926-605, “Entertainment Films, Revenue Recognition”.

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

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDING JULY 31, 2016 AND 2015

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the three months ended July 31, 2016 and 2015, respectively.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the three months ended July 31, 2016 and 2015, respectively.

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

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDING JULY 31, 2016 AND 2015

Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at July 31, 2016, assets and liabilities approximate fair value due to their short term nature.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of July 31, 2016, the Company had no assets other than prepaid expenses and cash.

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

Basic and diluted earnings per share are the same as there were no potentially dilutive instruments for the three months ended July 31, 2016 and 2015, respectively.

Concentrations, Risks, and Uncertainties

The Company had one customer, Mar Vista Entertainment, that accounted for 10% or more of total revenue comprising 100% of total revenue for the three months ended July 31, 2016. The Company had no customers in the three months ended July 31, 2015 that accounted for 10% or more of total revenue.

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

FOR THE THREE MONTHS ENDING JULY 31, 2016 AND 2015

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

NOTE 4 – FILM PRODUCTION AGREEMENTS

On March 4, 2016 Goliath signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently in post-production by Goliath. Per the agreement, Goliath will receive $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Bridal Bootcamp” a romantic comedy movie being produced by Goliath to Mar Vista Entertainment LLC. Additionally, Mar Vista Entertainment, LLC will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of July 31, 2016, the Company has received $100,000 of the advance payments. Subsequent to July 31, 2016, the Company received an additional $25,000.

On September 18, 2015 Goliath signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently completed by Goliath. Per the agreement, Goliath will receive $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Merry Exes” a Christmas holiday movie being produced by Goliath to Mar Vista Entertainment LLC. Additionally, Mar Vista Entertainment, LLC will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of July 31, 2016, the Company has received $125,000 of the advance payments. Merry Exes was completed June 6, 2016 and Mar Vista is looking to distribute this film.

On May 20, 2015 Goliath signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently completed by Goliath and being licensed by Mar vista Entertainment, LLC. Per the agreement, the Company will receive $175,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Terror Birds” a science fiction movie produced by Goliath to Mar Vista Entertainment LLC. Additionally, Mar Vista Entertainment, LLC will receive 30% of the gross proceeds for a period of 25 years on the film. As of April 30, 2016, the Company has received $175,000 of the advance payments. Terror Birds was completed December 14, 2015 and Mar Vista is looking to distribute this film.

On April 15, 2015 Goliath signed an agreement whereby the Company agreed to invest $15,000 to KKO Productions to produce a feature length motion picture known as “Forgiven”. Per the agreement, Goliath will receive 15% of adjusted gross proceeds after its initial investment has been entirely recouped through adjusted gross proceed. Additionally, the Company will receive two on screen credits as Executive Producer as well as receiving credit on all advertising, publicity and packaging of the motion picture. The investment of $15,000 presented in other assets on the balance sheet has not yet been repaid, due to the fact that no revenues will be generated until this motion picture’s released.

NOTE 5 – COMMON STOCK

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at July 31, 2016 and April 30, 2016.

The Company has authorized 300,000,000 shares of par value $0.001 common stock, of which 168,045,917 and 158,213,917 shares are outstanding at July 31, 2016 and April 30, 2016, respectively.

During the three months ended July 31, 2016, the Company entered into separate private placement memorandums with an affiliate shareholder under which the Company issued 9,832,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $98,320. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDING JULY 31, 2016 AND 2015

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

NOTE 7 - RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2016, the Company sold 9,832,000 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $98,320. During the three months ended July 31, 2015, the Company sold 7,325,000 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $73,250.

In three months ended July 31, 2016 and 2015, the Company paid C&R Film for film production costs and reimbursement of various expenses of $58,134 and $7,679, respectively. C&R Film is controlled by Lamont Robert, CEO and Acting CFO of the Company.

Further, Mike Criscione, Director of the Company received payments of $0 and $16,995 in three months ended July 31, 2016 and 2015, respectively.

Related party transactions have been disclosed in the other notes to these financial statements.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Production Agreements

The Company has signed four distribution agreements with Mar Vista Entertainment, LLC to distribute feature length motion pictures. See Note 4.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDING JULY 31, 2016 AND 2015

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

NOTE 9 – REVISION OF PRIOR YEAR FINANCIAL STATEMENTS

The Company identified an error relating to the recognition of film production costs during the period ended July 31, 2015. The effect of the error is to decrease the net loss by $34,674 for the period ended July 31, 2015.

In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin 99, Materiality and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements the Company has determined that the impact of adjustments relating to the correction of this accounting error are not material to previously issued annual audited consolidated financial statements. Accordingly, these changes are disclosed herein and will be disclosed prospectively.

As a result of the aforementioned correction of accounting errors, the relevant annual financial statements have been restated as follows:

Effects on financials for the period ended July 31, 2015:

	April 30, 2015
	As Previously Reported	Adjustment	As Restated
Balance Sheet
Long-term assets
Film production costs	$26,605	$34,674	$61,279
Total long-term assets	41,605	34,674	76,279
Total assets	81,170	34,674	115,844

Stockholders’ equity (deficit)
Accumulated deficit	(672,260)	34,674	(637,586)
Total stockholder’s equity (deficit)	(8,545)	34,674	26,129
Total stockholders’ liabilities and stockholders’ equity (deficit)	81,170	34,674	115,844

	For the three months Ended July 31, 2015
	As Previously Reported	Adjustment	As Restated
Statement of Operations
General and administrative	$42,958	$(34,674)	$8,284
Total operating expenses	42,958	(34,674)	8,284
Income (loss) from operations	(42,958)	(34,674)	(8,284)
Income (loss) before income taxes	(42,958)	(34,674)	(8,284)
Net income (loss)	(43,288)	(34,674)	(8,614)

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDING JULY 31, 2016 AND 2015

	For the three months Ended July 31, 2015
	As Previously Reported	Adjustment	As Restated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$(43,288)	$34,674	$(8,614)
Film production costs	—	(61,279)	(61,279)
Net cash used in operating activities	(42,958)	(26,605)	(69,563)

Cash flows from investing activities
Investment film costs	(26,605)	26,605	—
Net cash used in investing activities	(41,605)	26,605	15,000

NOTE 10 – SUBSEQUENT EVENTS

During the period August 1, 2016 thru January 31, 2017 the company issued additional shares of 2 million for consideration of $20,000 to an affiliate of the company.

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

Description of Business

Background

The Company was incorporated in Nevada on February 16, 2010 under the name “China Advanced Technology” as the successor by merger to Vitalcare Diabetes Treatment Centers, Inc. (“Vitalcare”). In February and March 2010, Vitalcare underwenta holding company reorganization under Delaware law, pursuant to which it became a wholly-owned subsidiary of Vitalcare Holding Corporation, and Vitalcare, together with its assets and liabilities, was sold to a non-affiliated third party. Vitalcare Holding Corporation subsequently reincorporated in Nevada by merger into China Advanced.

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

Questions and Answers

What is your business?

We develop, produce and distribute motion pictures and digital content. At this time we do not intend to engage in theatrical releases of motion pictures, due to the high up- front costs of advertising and marketing theatrically. However, in some specific cases the company will consider theatrical releases based upon a “four wall, ” limited release delivery that will be focused on targeted niche audiences.

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

On October 22, 2014 Goliath entered into an agreement to distribute all foreign rights for the motion picture “Virus X,” “Film” starring Sybil Danning with some of the key terms as follows:

1.	Time frame (Term) – 18 months with ability to renew at same terms for another 18 months if agreed by both parties by end of the 18 month term. Term begins October 22, 2014. As of January 31, 2017 Goliath still is working on distribution of the film, “Virus X.”

2.	Markets – In all foreign media known and unknown

3.	Compensation to Goliath- 15% of gross proceeds on all foreign territories. Said 15% (of 100%) is inclusive and includes, but not limited to, all payments, fees and reimbursements of any and all kinds made and/or incurred by Goliath through the exploitation of the Film. No revenue has been recognized to date.

4.	Renewals - when the contract is renewed by a particular territory, Goliath will be the entity of record to effectuate the renewals, yet only after notification is made to and approved verbally or written by Empire Films.

On October 29, 2014, Goliath entered into a Distribution and Sales Agreement with EMILIO ROSO (“Producer”) granting all domestic and foreign distribution rights, excluding digital streaming for the motion pictures “Day of Redemption,” “On Borrowed Time” and “Tumbleweed,” with some of the major terms as follows: Time frame (Term) – 18 months. Term began October 29, 2014. Goliath is still is the process of distributing these films.

1.	Markets – In all domestic and foreign media known and unknown and all domestic and foreign territories.

2.	Compensation to Goliath - 25% of gross proceeds on all domestic and foreign territories, except digital streaming. Said 25% (of 100%) is inclusive and includes, but not limited to, all payments, fees and reimbursements of any and all kinds made and/or incurred by Goliath through the exploitation of the motion pictures. No revenue has been recognized to date.

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

Production Agreements

On March 4, 2016, we signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently in post-production by us. Per the agreement, we will receive $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Bridal Bootcamp” a romantic comedy movie being produced by us to Mar Vista Entertainment LLC. Additionally, Mar Vista Entertainment, LLC will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of July 31, 2016, we have received $100,000 of the advance payments. Subsequent to July 31, 2016, we have received an additional $25,000.

On September 18, 2015, we signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently completed by us. Per the agreement, we will receive $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Merry Exes” a Christmas holiday movie being produced by us to Mar Vista Entertainment LLC. Additionally, Mar Vista Entertainment, LLC will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of July 31, 2016, we have received $125,000 of the advance payments. Merry Exes was completed June 6, 2016 and Mar Vista is looking to distribute this film.

On May 20, 2015, we signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently completed by us and being licensed by Mar vista Entertainment, LLC. Per the agreement, we will receive $175,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Terror Birds” a science fiction movie produced by us to Mar Vista Entertainment LLC. Additionally, Mar Vista Entertainment, LLC will receive 30% of the gross proceeds for a period of 25 years on the film. As of April 30, 2016, we have received $175,000 of the advance payments. Terror Birds was completed December 14, 2015 and Mar Vista is looking to distribute this film.

On April 15, 2015, we signed an agreement whereby we agreed to invest $15,000 to KKO Productions to produce a feature length motion picture known as “Forgiven”. Per the agreement, we will receive 15% of adjusted gross proceeds after its initial investment has been entirely recouped through adjusted gross proceed. Additionally, we will receive two on screen credits as Executive Producer as well as receiving credit on all advertising, publicity and packaging of the motion picture. The investment of $15,000 presented in other assets on the balance sheet has not yet been repaid, due to the fact that no revenues will be generated until this motion picture’s released.

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

Critical Accounting Policies and Estimates

The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results of operations and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies that are significant to understanding our results. For additional information, see Note 2 - Summary of Significant Accounting Policies.

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

Revenue Recognition

We recognize revenues in accordance with ASC 926-605, “Entertainment Films, Revenue Recognition”.

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

Intangible Assets

The Company’s intangible assets consist of intellectual property, principally motion pictures. The Company periodically reviews its long lived assets to ensure that their carrying value does not exceed their fair market value. There was no amortization expense or impairment for the three months ended July 31, 2016 and 2015.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at July 31, 2016, assets and liabilities approximate fair value due to their short term nature.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of July 31, 2016, the Company had no assets other than prepaid expenses and capitalized film production costs.

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

Basic and diluted earnings per share are the same as there were no potentially dilutive instruments for the three months ended July 31, 2016 and 2015.

Concentrations, Risks, and Uncertainties

The Company had one customer, Mar Vista Entertainment, that accounted for 10% or more of total revenue comprising 100% of total revenue for the three months ended July 31, 2016. The Company had no customers in the three months ended July 31, 2015 that accounted for 10% or more of total revenue.

Recent Accounting Pronouncements

We have evaluated new accounting pronouncements that have been issued and are not yet effective for us and determined that there are no such pronouncements expected to have an impact on our future financial statements.

Plan of Operations

Although we had net income of $47,958 for the three months ended July 31, 2016, we have historical losses and an accumulated deficit of $546,554 as of July 31, 2016. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plan to continue as a going concern revolves around its ability to execute its business strategy of distributing films, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

During the three months ended July 31, 2016, we entered into separate private placement memorandums with an affiliate shareholder under which we issued 9,832,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $98,320. During the three months ended July 31, 2015, we entered into separate private placement memorandums with an affiliate shareholder under which we issued 7,325,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $73,250. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

Results of Operations

Three Months Ended July 31, 2016 Compared to Three Months Ended July 31, 2015

Film Production Revenue

For the three months ended July 31, 2016, we completed and delivered Merry Exes and recognized $125,000 as revenue from advance payments previously received from Mar Vista Entertainment. For the three months ended July 31, 2015, we had no revenues.

Cost of Sales

For the three months ended July 31, 2016, we completed and delivered Merry Exes and recognized $66,812 of production costs as cost of sales. For the three months ended July 31, 2015, we had no cost of sales.

Operating expenses

Operating expenses increased by $1,616, or 19.5%, to $9,900 in the three months ended July 31, 2016 from $8,284 in the three months ended July 31, 2015 primarily due to increases in other operating expenses, primarily offset by decreases in consulting services and travel costs.

Operating expenses for the three months ended July 31, 2016 were comprised primarily of office rent of consulting services of $5,090, travel costs of $746, rent of $597 and $3,467 of other operating expenses.

Operating expenses for the three months ended July 31, 2015 were comprised primarily of $6,000 in consulting services costs, travel costs of $1,406, office rent of $597, and $281 of other operating expenses.

Net income (loss) before income taxes

Net income before income taxes for the three months ended July 31, 2016 totaled $48,288 primarily due to revenue of $125,000 and decreases in consulting services costs and travel costs compared to a loss of $8,284 for the three months ended July 31, 2015 primarily due to consulting services costs, travel costs, and rent.

Assets and Liabilities

Total assets were $496,366 as of July 31, 2016 compared to $356,516 as of April 30, 2016, or an increase of $139,850, primarily the result of an increase in film production costs totaling $147,292, offset primarily by a decrease in cash of $7,442. Total liabilities as of July 31, 2016 were $161,645, compared to $168,073 as of April 30, 2016, or an decrease of $6,428. The decrease was the result of a decrease in accounts payable of $6,670.

Stockholders’ Equity

Stockholders’ equity was $334,721 as of July 31, 2016. Stockholder’s equity during the three months ended July 31, 2016 consisted primarily of shares issued for cash in the amount of $98,320 and a net profit of $47,958.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of $7,442 in the three months ended July 31, 2016 resulting from cash used in operating activities of $106,004, offset partially by cash provided by financing activities of $98,562.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Three Months Ended July 31,
	2016	2015

Cash at beginning of period	$25,310	$579
Net cash used in operating activities	(106,004)	(69,563)
Net cash used in investing activities	—	(15,000)
Net cash provided by financing activities	98,562	123,250
Cash at end of period	$17,868	$39,266

Net cash used in operating activities was $106,004 for the three months ended July 31, 2016 compared to net cash used in operations for the three months ended July 31, 2015 of $69,563 primarily due to the change in operating assets and liabilities of $153,962, primarily due to the change in film production costs of $147,292 and accounts payable of $6,670, offset primarily by net profit of $47,958 for the three months ended July 31, 2016.

Net cash used in investing activities was $0 for the three months ended July 31, 2016, compared to net cash used in financing activities of $15,000 for the three months ended July 31, 2015 primarily as the result of the investment in the production of motion pictures.

Net cash provided by financing activities was $98,562 for the three months ended July 31, 2016, compared to net cash provided by financing activities of $123,250 for the three months ended July 31, 2015 primarily as the result of an issuance of stock for cash of $98,320.

Our cash needs for the year ending April 30, 2017 are estimated to be $200,000. This budget is based on the assumption that we will carry out one project at a time for which we will need about $50,000 in working capital; general and administrative expenses of $150,000 for the costs related to being public, and miscellaneous office expenses. We sold 30,852,250 shares for net proceeds of $328,855 in offerings conducted in fiscal years 2016 and 2015. As we move forward with our business plan we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2017 fiscal year.

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

Equity Financing

During the three months ended July 31, 2016, we entered into separate private placement memorandums with an affiliate shareholder under which we issued him 9,832,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $98,320. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (July 31, 2016), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2016 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended July 31, 2016, the Company sold 9,832,000 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $98,320. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

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

GOLIATH FILM AND MEDIA HOLDINGS

Dated: February 16, 2017	By:	/s/ Lamont Roberts
Lamont Roberts
CEO Director and acting Chief Financial Office

/s/ Mike Criscione
Mike Criscione
Director

