Form 10-Q
period 2016-10-31
Goliath Film & Media Holdings
filed 2017-02-27
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______	Commission File Number 000-18945

GOLIATH FILM AND MEDIA HOLDINGS

(Exact name of registrant as specified in its charter)

Nevada	84-1055077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4640 Admiralty Way, Suite 500, Marina del Rey, California	90292
(Address of principal executive offices)	(Zip Code)

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

The results for the periods ended October 31, 2016 and 2015 are not necessarily indicative of the results of operations for the full year.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2016	April 30, 2016
	(unaudited)
ASSETS
Current assets
Cash	$92	$25,310
Prepaid expenses	299	299
Total current assets	391	25,609

Long-term assets
Other assets	15,000	15,000
Film production costs	396,525	315,907
Total long-term assets	411,525	330,907

Total assets	$411,916	$356,516

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$40,846	$47,186
Line of credit	21,862	20,887
Total current liabilities	62,708	68,073

Long-term liabilities
Advances for film production costs	-	100,000
Total long-term liabilities	-	100,000
Total long-term liabilities	-	100,000

Total liabilities	62,708	168,073

Stockholders’ equity

Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at October 31, 2016 and April 30, 2016	-	-

Common stock, $0.001 par value, 300,000,000 shares authorized; 170,045,917 and 158,213,917 shares issued and outstanding, at October 31, 2016 and April 30, 2016, respectively	170,046	158,214
Additional paid in capital	731,229	624,741
Accumulated deficit	(552,067)	(594,512)
Total stockholders’ equity	349,208	188,443

Total liabilities and stockholders’ equity	$411,916	$356,516

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Six Months Ended		For the Three Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
		(revised)		(revised)
Film production revenues	$250,000	-	$125,000	-
Cost of sales	169,300	-	102,488	-
Gross profit	80,700	-	22,512	-

Operating expenses
General and administrative	$37,595	$17,456	$27,695	$9,172
Total operating expenses	37,595	17,456	27,695	9,172

Income (loss) from operations	43,105	(17,456)	(5,183)	(9,172)

Income (loss) before income tax	43,105	(17,456)	(5,183)	(9,172)

Provision for income taxes	660	660	330	330

Net income (loss)	$42,445	$(18,116)	$(5,513)	$(9,502)

Net income (loss) per share of common stock:
Basic and diluted	$0.00	$(0.00)	$0.00	(0.00)

Weighted average shares
Outstanding – basic and diluted	166,548,830	144,973,368	169,676,352	148,782,005

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended,
	October 31, 2016	October 31, 2015

Cash flows from operating activities
Net income (loss)	$42,445	$(18,116)
Changes in operating assets and liabilities:
Film production costs	(80,618)	(182,698)
Advance for film production costs	(100,000)	100,000
Accounts payable	(6,340)	141
Net cash used in operating activities	(144,513)	(100,673)

Cash flows from investing activities
Investment in films	-	(15,000)
Net cash used in investing activities	-	(15,000)

Cash flows from financing activities
Proceeds from issuance of common stock	118,320	112,240
Line of credit	975	5,279
Net cash provided by financing activities	119,295	117,519

Net change in cash	(25,218)	1,846
Cash at beginning of period	25,310	579
Cash at end of period	$92	$2,425

Supplemental Disclosure of non-cash investing and financing activities:
None	$-	$-
Supplemental Disclosure of cash flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016 AND 2015

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and operations and cash flows at October 31, 2016 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2016 and 2015 audited financial statements filed on Form 10K on December 6, 2016. The results of operations for the periods ended October 31, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

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

OCTOBER 31, 2016 AND 2015

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

Intangible Assets

The Company’s intangible assets consist of intellectual property, principally costs to produce films. The Company periodically reviews its long-lived assets to ensure that their carrying value does not exceed their fair market value. There was no amortization expense or impairment for the quarter ended October 31, 2016 and 2015.

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

Film production costs are stated at the lower of amortized cost or estimated fair value. The valuation of film production costs are reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film is less than its unamortized cost. During the three and six months ended October 31, 2016 and 2015, the Company recorded no impairment charges.

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

OCTOBER 31, 2016 AND 2015

(Unaudited)

The Company recognizes revenue when the distributor confirms to the Company that the film has been delivered to the distributor with all technical and document deliveries received, waived or deferred and the film has been entered into the distributor’s rights system.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the three and six months ended October 31, 2016 and 2015, respectively.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the three and six months ended October 31, 2016 and 2015, respectively.

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

OCTOBER 31, 2016 AND 2015

(Unaudited)

The Company’s adoption of FASB ASC Topic 825 did not have a material impact on the Company’s consolidated financial statements.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at October 31, 2016, assets and liabilities approximate fair value due to their short term nature.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of October 31, 2016, the Company had no assets other than prepaid expenses and cash.

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

Basic and diluted earnings per share are the same as there were no potentially dilutive instruments for the three and six months ended October 31, 2016 and 2015, respectively.

Concentrations, Risks, and Uncertainties

The Company had one customer, Mar Vista Entertainment, that accounted for 10% or more of total revenue comprising 100% of total revenue for the three and six months ended October 31, 2016. The Company had no customers in the three and six months ended October 31, 2015 that accounted for 10% or more of total revenue.

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

OCTOBER 31, 2016 AND 2015

(Unaudited)

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

NOTE 4 – FILM PRODUCTION AGREEMENTS

On March 4, 2016 Goliath signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently in post-production by Goliath. Per the agreement, Goliath will receive $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Bridal Bootcamp” a romantic comedy movie being produced by Goliath to Mar Vista Entertainment LLC. Additionally, Mar Vista Entertainment, LLC will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of October 31, 2016, the Company has received $125,000 of the advance payments. Bridal Boot Camp was completed in October 2016 resulting in the recognition of the advance payments as revenue of $125,000 during the period. Mar Vista is looking to distribute this film.

On September 18, 2015 Goliath signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently completed by Goliath. Per the agreement, Goliath will receive $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Merry Exes” a Christmas holiday movie being produced by Goliath to Mar Vista Entertainment LLC. Additionally, Mar Vista Entertainment, LLC will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of July 31, 2016, the Company has received $125,000 of the advance payments. Merry Exes was completed June 6, 2016 resulting in the recognition of the advance payments as revenue of $125,000 during the period. Mar Vista is looking to distribute this film.

On May 20, 2015 Goliath signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently completed by Goliath and being licensed by Mar Vista Entertainment, LLC. Per the agreement, the Company will receive $175,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Terror Birds” a science fiction movie produced by Goliath to Mar Vista Entertainment LLC. Additionally, Mar Vista Entertainment, LLC will receive 30% of the gross proceeds for a period of 25 years on the film. As of April 30, 2016, the Company has received $175,000 of the advance payments. Terror Birds was completed December 14, 2015 resulting in the recognition of the advance payments as revenue of $175,000 during the period. Mar Vista is looking to distribute this film.

On April 15, 2015 Goliath signed an agreement whereby the Company agreed to invest $15,000 with KKO Productions to produce a feature length motion picture known as “Forgiven”. Per the agreement, Goliath will receive 15% of adjusted gross proceeds after its initial investment has been entirely recouped through adjusted gross proceed. Additionally, the Company will receive two on screen credits as Executive Producer as well as receiving credit on all advertising, publicity and packaging of the motion picture. The investment of $15,000 presented in other assets on the balance sheet has not yet been repaid, due to the fact that no revenues will be generated until this motion picture is released.

NOTE 5 – COMMON STOCK

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at October 31, 2016 and April 30, 2016.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016 AND 2015

(Unaudited)

The Company has authorized 300,000,000 shares of par value $0.001 common stock, of which 170,045,917 and 158,213,917 shares are outstanding at October 31, 2016 and April 30, 2016, respectively.

During the six months ended October 31, 2016, the Company entered into separate private placement memorandums with an affiliate shareholder under which we issued 11,832,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $118,320. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

During the six months ended October 31, 2016, the Company sold 11,832,000 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $118,320. During the six months ended October 31, 2015, the Company sold 11,224,000 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $112,240.

In three and six months ended October 31, 2016 and 2015, the Company paid C&R Film for film production costs and reimbursement of various expenses of $40,247 and $98,381, respectively, and $7,950 and $15,629, respectively. C&R Film is controlled by Lamont Robert, CEO and Acting CFO of the Company.

In the three and six months ended October 31, 2015, C&R Film received payments of $12,900 and $29,925, respectively.

Related party transactions have been disclosed in the other notes to these financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016 AND 2015

(Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Production Agreements

The Company has signed three distribution agreements with Mar Vista Entertainment, LLC to distribute feature length motion pictures. See Note 4.

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

NOTE 9 – REVISION OF PRIOR YEAR FINANCIAL STATEMENTS

The Company identified an error relating to the recognition of film production costs during the period ended October 31, 2015. The effect of the error is to decrease the net loss by $54,524 for the period ended October 31, 2015.

In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin 99, Materiality and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements the Company has determined that the impact of adjustments relating to the correction of this accounting error are not material to previously issued interim financial statements. Accordingly, these changes are disclosed herein and will be disclosed prospectively.

As a result of the aforementioned correction of accounting errors, the relevant interim financial statements have been revised as follows:

Effects on financials for the period ended October 31, 2015:

	October 31, 2015
	As Previously Reported	Adjustment	As Revised
Balance Sheet
Long-term assets
Film production costs	$128,174	$54,524	$182,698
Total long-term assets	143,174	54,524	197,698
Total assets	145,898	54,524	200,422

Stockholders’ equity (deficit)
Accumulated deficit	(701,612)	54,524	(647,088)
Total stockholder’s equity	1,093	54,524	55,617
Total stockholders’ liabilities and stockholders’ equity	145,898	54,524	200,422

	For the three months Ended October 31, 2015
	As Previously Reported	Adjustment	As Revised
Statement of Operations
General and administrative	$29,022	$(19,850)	$9,172
Total operating expenses	29,022	(19,850)	9,172
Income (loss) from operations	(29,022)	19,850	(9,172)
Income (loss) before income taxes	(29,022)	19,850	(9,172)
Net income (loss)	(29,352)	19,850	(9,502)

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016 AND 2015

(Unaudited)

	For the six months Ended October 31, 2015
	As Previously Reported	Adjustment	As Revised
Statement of Operations
General and administrative	$71,980	$(54,524)	$17,456
Total operating expenses	71,980	(54,524)	17,456
Income (loss) from operations	(71,980)	54,524	(17,456)
Income (loss) before income taxes	(71,980)	54,524	(17,456)
Net income (loss)	(72,640)	54,524	(18,116)

	For the six months Ended October 31, 2015
	As Previously Reported	Adjustment	As Restated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$(72,640)	$54,524	$(18,116)
Film production costs	-	(182,698)	(182,698)
Advance for film production costs	-	100,000	100,000
Net cash used in operating activities	(72,499)	(28,174)	(100,673)

Cash flows from investing activities
Investment film costs	(128,174)	128,174	-
Net cash used in investing activities	(143,174)	128,174	15,000

Cash flows from financing activities
Advance for film production costs	100,000	(100,000)	-
Net cash used in financing activities	217,519	(100,000)	117,519

NOTE 10 – SUBSEQUENT EVENTS

None

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

1.       On October 22, 2014 Goliath entered into an agreement to distribute all foreign rights for the motion picture “Virus X,” “Film” starring Sybil Danning with some of the key terms as follows:

2.       Time frame (Term) – 18 months with ability to renew at same terms for another 18 months if agreed by both parties by end of the 18 month term. Term begins October 22, 2014. As of January 31, 2017 Goliath still is working on distribution of the film, “Virus X.”

3.       Markets – In all foreign media known and unknown

4.       Compensation to Goliath- 15% of gross proceeds on all foreign territories. Said 15% (of 100%) is inclusive and includes, but not limited to, all payments, fees and reimbursements of any and all kinds made and/or incurred by Goliath through the exploitation of the Film. No revenue has been recognized to date.

5.       Renewals - when the contract is renewed by a particular territory, Goliath will be the entity of record to effectuate the renewals, yet only after notification is made to and approved verbally or written by Empire Films.

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

Production Agreements

On March 4, 2016, we signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently in post-production by us. Per the agreement, we will receive $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Bridal Bootcamp” a romantic comedy movie being produced by us to Mar Vista Entertainment LLC. Additionally, Mar Vista Entertainment, LLC will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of October 31, 2016, we have received $125,000 of the advance payments. Bridal Boot Camp was completed in October 2016 resulting in the recognition of the advance payments as revenue of $125,000 during the period. Mar Vista is looking to distribute this film.

On September 18, 2015, we signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently completed by us. Per the agreement, we will receive $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Merry Exes” a Christmas holiday movie being produced by us to Mar Vista Entertainment LLC. Additionally, Mar Vista Entertainment, LLC will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of July 31, 2016, we have received $125,000 of the advance payments. Merry Exes was completed June 6, 2016 resulting in the recognition of the advance payments as revenue of $125,000 during the period. Mar Vista is looking to distribute this film.

On May 20, 2015, we signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently completed by us and being licensed by Mar Vista Entertainment, LLC. Per the agreement, we will receive $175,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Terror Birds” a science fiction movie produced by us to Mar Vista Entertainment LLC. Additionally, Mar Vista Entertainment, LLC will receive 30% of the gross proceeds for a period of 25 years on the film. As of April 30, 2016, we have received $175,000 of the advance payments. Terror Birds was completed December 14, 2015 resulting in the recognition of the advance payments as revenue of $175,000 during the period. Mar Vista is looking to distribute this film.

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

Intangible Assets

The Company’s intangible assets consist of intellectual property, principally motion pictures. The Company periodically reviews its long lived assets to ensure that their carrying value does not exceed their fair market value. There was no amortization expense or impairment for the three and six months ended October 31, 2016 and 2015.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at October 31, 2016, assets and liabilities approximate fair value due to their short term nature.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of October 31, 2016, the Company had no assets other than prepaid expenses and capitalized film production costs.

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

Basic and diluted earnings per share are the same as there were no potentially dilutive instruments for the three and six months ended October 31, 2016 and 2015.

Concentrations, Risks, and Uncertainties

The Company had one customer, Mar Vista Entertainment, that accounted for 10% or more of total revenue comprising 100% of total revenue for the three and six months ended October 31, 2016. The Company had no customers in the three and six months ended October 31, 2015 that accounted for 10% or more of total revenue.

Recent Accounting Pronouncements

We have evaluated new accounting pronouncements that have been issued and are not yet effective for us and determined that there are no such pronouncements expected to have an impact on our future financial statements.

Plan of Operations

Although we had net income of $42,445 for the six months ended October 31, 2016, we have historical losses and an accumulated deficit of $522,067 as of October 31, 2016. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plan to continue as a going concern revolves around its ability to execute its business strategy of distributing films, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

During the six months ended October 31, 2016, we entered into separate private placement memorandums with an affiliate shareholder under which we issued 11,832,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $118,320. During the six months ended October 31, 2015, we entered into separate private placement memorandums with an affiliate shareholder under which we issued 11,224,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $112,240. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

Results of Operations

Three Months Ended October 31, 2016 Compared to Three Months Ended October 31, 2015

Film Production Revenue

For the three months ended October 31, 2016, we completed and delivered Bridal Boot Camp and recognized $125,000 as revenue from advance payments previously received from Mar Vista Entertainment. For the three months ended October 31, 2015, we had no revenues.

Cost of Sales

For the three months ended October 31, 2016, we completed and delivered Bridal Boot Camp and recognized $102,488 of production costs as cost of sales. For the three months ended October 31, 2015, we had no cost of sales.

Operating expenses

Operating expenses increased by $18,523, or 202.0%, to $27,695 in the three months ended October 31, 2016 from $9,172 in the three months ended October 31, 2015 primarily due to increases in film production costs related to the film, Azusa Street, and decreases in consulting services and travel costs.

Operating expenses for the three months ended October 31, 2016 were comprised primarily of film production costs related to the film, Azusa Street, of $24,844, office rent of $597, travel costs of $772, and $1,484 of other operating expenses.

Operating expenses for the three months ended October 31, 2015 were comprised primarily of $5,850 in consulting services costs; travel costs of $1,601, rent of $398, and $1,293 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the three months ended October 31, 2016 totaled $5,183 primarily due to revenue of $125,000, cost of sales of $102,488, and increases in consulting services costs and travel costs compared to a loss of $9,172 for the three months ended October 31, 2015 primarily due to consulting services costs, travel costs, and rent.

Assets and Liabilities

Total assets were $411,916 as of October 31, 2016 compared to $356,516 as of April 30, 2016, or an increase of $55,400, primarily the result of an increase in film production costs totaling $80,618, offset primarily by a decrease in cash of $25,218. Total liabilities as of October 31, 2016 were $62,708 compared to $168,073 as of April 30, 2016, or an decrease of $105,365. The decrease was the result of decreases in advance for film production costs of $100,000, and accounts payable of $6,340.

Stockholders’ Equity

Stockholders’ equity was $349,208 as of October 31, 2016. Stockholder’s equity during the six months ended October 31, 2016 consisted primarily of shares issued for cash in the amount of $118,320, and a net income of $42,445.

Six Months Ended October 31, 2016 Compared to Six Months Ended October 31, 2015

Film Production Revenue

For the six months ended October 31, 2016, we completed and delivered Bridal Boot Camp and Merry Exes and recognized $250,000 as revenue from advance payments previously received from Mar Vista Entertainment. For the six months ended October 31, 2015, we had no revenues.

Cost of Sales

For the six months ended October 31, 2016, we completed and delivered Bridal Boot Camp and Merry Exes and recognized $169,300 of production costs as cost of sales. For the six months ended October 31, 2015, we had no cost of sales.

Operating expenses

Operating expenses increased by $20,139, or 115.4%, to $37,595 in the six months ended October 31, 2016 from $17,456 in the six months ended October 31, 2015 primarily due to increases in film production costs related to the film, Azusa Street, and decreases in consulting services and travel costs.

Operating expenses for the six months ended October 31, 2016 were comprised primarily of film production costs related to the film, Azusa Street, of $24,844, office rent of $1,194, consulting services costs of $5,090, travel costs of $1,518, and $4,951 of other operating expenses.

Operating expenses for the six months ended October 31, 2015 were comprised primarily of rent of $995, $11,850 in consulting services costs, travel costs of $3,007, and $1,604 of other operating expenses.

Net income (loss) before income taxes

Net income before income taxes for the six months ended October 31, 2016 totaled $42,445 primarily due to revenue of $250,000, cost of sales of $169,300, and increases in consulting services costs and travel costs compared to a loss of $17,456 for the six months ended October 31, 2015 primarily due to rent, consulting services costs, and travel costs.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of $25,218 in the six months ended October 31, 2016 resulting from cash provided by financing activities of $119,295, offset partially by cash used in operating activities of $144,513.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Six Months Ended October 31,
	2016	2015

Cash at beginning of period	$25,310	$579
Net cash used in operating activities	(144,513)	(100,673)
Net cash used in investing activities	—	(15,000)
Net cash provided by financing activities	119,295	117,519
Cash at end of period	$92	$2,425

Net cash used in operating activities was $144,513 for the six months ended October 31, 2016 compared to net cash used in operations for the six months ended October 31, 2015 of $100,673 primarily due to the change in operating assets and liabilities of $186,958, primarily due to the change in film production costs of $80,618, advance for film production costs of $100,000, and accounts payable of $6,340, offset primarily by net income of $42,445 for the six months ended October 31, 2016.

Net cash used in investing activities was $0 for the six months ended October 31, 2016, compared to net cash used in financing activities of $15,000 for the six months ended October 31, 2015 primarily as the result of the investment in the production of motion pictures.

Net cash provided by financing activities was $119,295 for the six months ended October 31, 2016, compared to net cash provided by financing activities of $117,519 for the six months ended October 31, 2015 primarily as the result of an issuance of stock for cash of $118,320.

Our cash needs in the year ending April 30, 2017 are estimated to be $200,000. This budget is based on the assumption that we will carry out one project at a time for which we will need about $50,000 in working capital; general and administrative expenses of $150,000 for the costs related to being public, and miscellaneous office expenses. We sold 30,852,250 shares for net proceeds of $328,855 in offerings conducted in fiscal years 2016 and 2015. As we move forward with our business plan we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2017 fiscal year.

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

Equity Financing

During the six months ended October 31, 2016, we sold 11,832,000 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $118,320. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (October 31, 2016), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2016 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to or otherwise involved in any legal proceedings.

In the ordinary course of business, we may be from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended October 31, 2016, the Company sold 2,000,000 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $20,000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

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

GOLIATH FILM AND MEDIA HOLDINGS

Dated: February 27, 2017	By:	/s/ Mike Criscione
Mike Criscione
Director

	By:	/s/ Lamont Roberts
Lamont Roberts
CEO, Director and acting Chief Financial Officer

