Form 10-Q
period 2017-01-31
Goliath Film & Media Holdings
filed 2017-03-17
CIK 820771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

There were 174,625,386 shares of common stock issued and outstanding as of March 14, 2017.

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

The results for the periods ended January 31, 2017 and 2016 are not necessarily indicative of the results of operations for the full year.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2017	April 30, 2016
	(unaudited)
ASSETS
Current assets
Cash	$9,981	$25,310
Prepaid expenses	299	299
Total current assets	10,280	25,609

Long-term assets
Other assets	15,000	15,000
Film production costs	396,525	315,907
Total long-term assets	411,525	330,907

Total assets	$421,805	$356,516

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$41,837	$47,186
Line of credit	2,555	20,887
Total current liabilities	44,392	68,073

Long-term liabilities
Advances for film production costs	—	100,000
Total long-term liabilities	—	100,000

Total liabilities	44,392	168,073

Stockholders’ equity

Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at January 31, 2017 and April 30, 2016	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 174,625,386 and 158,213,917 shares issued and outstanding, at January 31, 2017 and April 30, 2016, respectively	174,626	158,214
Additional paid in capital	772,444	624,741
Accumulated deficit	(569,657)	(594,512)
Total stockholders’ equity	377,413	188,443

Total liabilities and stockholders’ equity	$421,805	$356,516

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Nine Months Ended		For the Three Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
		(revised)		(revised)
Film production revenues	$250,000	—	$—	—
Cost of sales	169,300	—	—	—
Gross profit	80,700	—	—	—

Operating expenses
General and administrative	54,195	44,401	16,599	26,945
Total operating expenses	26,505	44,401	16,599	26,945

Profit (loss) from operations	26,505	(44,401)	(16,599)	(26,945)

Profit (loss) before income tax	26,505	(44,401)	(16,599)	(26,945)

Provision for income taxes	1,650	990	990	330

Net profit (loss)	$24,855	$(45,391)	$(17,589)	$(27,275)

Net loss per share of common stock:
Basic and diluted	$0.00	$(0.00)	$(0.00)	(0.00)

Weighted average shares
Outstanding – basic and diluted	168,667,817	146,711,884	172,905,790	151,197,159

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended,
	January 31, 2017	January 31, 2016
		(Revised)
Cash flows from operating activities
Net profit (loss)	$24,855	$(45,391)
Changes in operating assets and liabilities:
Film production costs	(80,618)	(409,055)
Advance for film production costs	(100,000)	253,700
Accounts payable	(5,349)	471
Net cash used in operating activities	(161,112)	(200,275)

Cash flows from investing activities
Investment in films	—	(15,000)
Net cash provided by investing activities	—	(15,000)

Cash flows from financing activities
Proceeds from issuance of common stock	164,115	123,490
Line of credit	(18,332)	16,489
Proceeds from notes payable	—	85,000
Repayment of note payable	—	(10,000)
Net cash provided by financing activities	145,783	214,979

Net change in cash and cash equivalent	(15,329)	(296)
Cash and cash equivalent at beginning of period	25,310	579
Cash and cash equivalent at end of period	$9,981	$283

Supplemental Disclosure of cash flow Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017 AND 2016

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and operations and cash flows at January 31, 2017 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2016 and 2015 audited financial statements filed on Form 10K on December 1, 2016. The results of operations for the periods ended January 31, 2017 and 2016 are not necessarily indicative of the operating results for the full years.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Trade Name

On October 31, 2011 (the “Closing Date”), China Advanced Technology acquired Goliath Film and Media International, a California corporation, by issuing 47,000,000 shares of its Common Stock, constituting 70.1% of the outstanding shares after giving effect to their issuance and the cancellation of 15,619,816 shares held by China Advanced Technology’s prior control person. Immediately following the Closing, 67,100,000 shares were issued and outstanding. On the Closing Date, the name of China Advanced Technology was changed to Goliath Film and Media Holdings (“Goliath”, “GFMH”, or “the Company”). All share numbers herein have been adjusted for an eight-for-1 forward stock split affected as of the Closing Date. The forward stock split was reflected in the trading market on February 13, 2012. The transaction was accounted for as a reverse acquisition in which Goliath Film and Media International is deemed to be the accounting acquirer, and the prior operations of Goliath (formerly China Advanced Technology) are consolidated for accounting purposes. Since Goliath and Goliath Movie Partners LLC formed July 1, 2015, had no operations, assets, or liabilities as of the Closing, no audit of that entity was required under the materiality thresholds of Regulation S-X Rule 8-04.

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

JANUARY 31, 2017 AND 2016

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

Intangible Assets

The Company’s intangible assets consist of intellectual property, principally costs to produce films. The Company periodically reviews its long-lived assets to ensure that their carrying value does not exceed their fair market value. There was no amortization expense or impairment for the quarter ended January 31, 2017 and 2016.

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

Film production costs are stated at the lower of amortized cost or estimated fair value. The valuation of film production costs are reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film is less than its unamortized cost. During the three and nine months ended January 31, 2017 and 2016, the Company recorded no impairment charges.

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

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017 AND 2016

(Unaudited)

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the three and nine months ended January 31, 2017 and 2016, respectively.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the three and nine months ended January 31, 2017 and 2016, respectively.

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

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017 AND 2016

(Unaudited)

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at January 31, 2017, assets and liabilities approximate fair value due to their short term nature.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of January 31, 2017, the Company had no assets other than prepaid expenses, film production costs, deposits, and cash.

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

Basic and diluted earnings per share are the same as there were no potentially dilutive instruments for the three and nine months ended January 31, 2017 and 2016, respectively.

Concentrations, Risks, and Uncertainties

The Company had one customer, Mar Vista Entertainment, that accounted for 10% or more of total revenue comprising 100% of total revenue for the three and nine months ended January 31, 2017. The Company had no customers in the three and nine months ended January 31, 2016 that accounted for 10% or more of total revenue.

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

JANUARY 31, 2017 AND 2016

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

On May 20, 2015 Goliath signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently completed by Goliath and being licensed by Mar Vista Entertainment, LLC. Per the agreement, the Company will receive $175,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Terror Birds” a science fiction movie produced by Goliath to Mar Vista Entertainment LLC. Additionally, Mar Vista Entertainment, LLC will receive 30% of the gross proceeds for a period of 25 years on the film. As of April 30, 2016, the Company had received $175,000 of the advance payments. Terror Birds was completed December 14, 2015 resulting in the recognition of the advance payments as revenue of $175,000 during the period. Mar Vista is looking to distribute this film.

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

NOTE 5 – COMMON STOCK

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at January 31, 2017 and April 30, 2016.

The Company has authorized 300,000,000 shares of par value $0.001 common stock, of which 174,625,386 and 158,213,917 shares are outstanding at January 31, 2017 and April 30, 2016, respectively.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017 AND 2016

(Unaudited)

During the nine months ended January 31, 2017, the Company entered into separate private placement memorandums with an affiliate shareholder under which we issued 11,832,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $118,320. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

During the nine months ended January 31, 2017, the Company entered into separate private placement memorandums with Lamont Roberts, the Company’s President, under which we issued 4,579,469 shares of our common stock, restricted in accordance with Rule 144, in exchange for $45,795. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

During the nine months ended January 31, 2017, the Company entered into separate private placement memorandums with an affiliate shareholder under which we issued 11,832,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $118,320. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

During the nine months ended January 31, 2017, the Company entered into separate private placement memorandums with Lamont Roberts, the Company’s President, under which we issued 4,579,469 shares of our common stock, restricted in accordance with Rule 144, in exchange for $45,795. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017 AND 2016

(Unaudited)

In three and nine months ended January 31, 2017 and 2016, the Company paid C&R Film for film production costs and reimbursement of various expenses of $0 and $98,381, respectively, and $0 and $15,429, respectively. C&R Film is controlled by Lamont Robert, CEO and Acting CFO of the Company.

Further, Mike Criscione, Director of the Company received payments for film production costs of $0 and $29,925 in the three and nine months ended January 31, 2016, respectively. Mr. Criscione received no payments in the three and nine months ended January 31, 2017.

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

NOTE 9 – REVISION OF PRIOR YEAR FINANCIAL STATEMENTS

The Company identified an error relating to the recognition of film production costs during the period ended January 31, 2016. The effect of the error is to decrease the net loss by $97,336 for the nine month period ended January 31, 2016.

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

As a result of the aforementioned correction of accounting errors, the relevant annual financial statements have been restated as follows:

Effects on financials for the period ended January 31, 2016:

	January 31, 2016
Balance Sheet	As Previously Reported	Adjustment	As Revised

Long-term assets
Film production costs	$311,719	$94,836	$406,555
Total long-term assets	326,719	94,836	421,555
Total assets	327,301	94,836	422,137

Notes payable	60,000	(2,500)	57,500
Total liabilities	385,045	(2,500)	382,545

Stockholders’ equity (deficit)
Accumulated deficit	(771,699)	97,336	(674,363)
Total stockholder’s equity	(57,744)	97,336	39,592
Total stockholders’ liabilities and stockholders’ equity	327,301	94,836	422,137

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017 AND 2016

(Unaudited)

	For the three months Ended January 31, 2016
Statement of Operations	As Previously Reported	Adjustment	As Revised

General and administrative	$69,757	$(42,812)	$26,945
Total operating expenses	69,757	(42,812)	26,945
Income (loss) from operations	(69,757)	42,812	(26,945)
Income (loss) before income taxes	(69,757)	42,812	(26,945)
Net income (loss)	(70,087)	42,812	(27,275)

	For the nine months Ended January 31, 2016
Statement of Operations	As Previously Reported	Adjustment	As Revised

General and administrative	$141,737	$(97,336)	$44,401
Total operating expenses	141,737	(97,336)	44,401
Income (loss) from operations	(141,737)	97,336	(44,401)
Income (loss) before income taxes	(141,737)	97,336	(44,401)
Net income (loss)	(142,727)	97,336	(45,391)

	For the nine months Ended January 31, 2016
Statement of Cash Flows	As Previously Reported	Adjustment	As Revised

Cash flows from operating activities
Net income (loss)	$(142,727)	$97,336	$(45,391)
Film production costs	—	(409,055)	(409,055)
Advance for film production costs	—	253,700	253,700
Net cash used in operating activities	(142,256)	(58,019)	(200,275)

Cash flows from investing activities
Investment film costs	(311,719)	311,719	—
Net cash used in investing activities	(326,719)	311,719	15,000

Cash flows from financing activities
Advance for film production costs	253,700	(253,700)	—
Net cash used in financing activities	468,679	(253,700)	214,979

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

Questions and Answers

What is your business?

We develop, produce and distribute motion pictures and digital content. At this time we do not intend to engage in theatrical releases of motion pictures, due to the high up- front costs of advertising and marketing theatrically. However, in some specific cases the company will consider theatrical releases based upon a “four wall, “limited release delivery that will be focused on targeted niche audiences.

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

On May 20, 2015, we signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently completed by us and being licensed by Mar Vista Entertainment, LLC. Per the agreement, we will receive $175,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Terror Birds” a science fiction movie produced by us to Mar Vista Entertainment LLC. Additionally, Mar Vista Entertainment, LLC will receive 30% of the gross proceeds for a period of 25 years on the film. As of April 30, 2016, the Company had received $175,000 of the advance payments. Terror Birds was completed December 14, 2015 resulting in the recognition of the advance payments as revenue of $175,000 during the period. Mar Vista is looking to distribute this film.

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

As mentioned above about NETFLIX, even though these channels maybe in niche markets they must expand the type, genre and format of the content that they are showing in order to remain viable, therefore the opportunity to assist them by providing quality programming is ongoing and expanding.

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

Intangible Assets

The Company’s intangible assets consist of intellectual property, principally motion pictures. The Company periodically reviews its long lived assets to ensure that their carrying value does not exceed their fair market value. There was no amortization expense or impairment for the three and nine months ended January 31, 2017 and 2016.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at January 31, 2017, assets and liabilities approximate fair value due to their short term nature.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of January 31, 2017, the Company had no assets other than prepaid expenses and capitalized film production costs.

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

Basic and diluted earnings per share are the same as there were no potentially dilutive instruments for the three and nine months ended January 31, 2017 and 2016.

Concentrations, Risks, and Uncertainties

The Company had one customer, Mar Vista Entertainment, that accounted for 10% or more of total revenue comprising 100% of total revenue for the three and nine months ended January 31, 2017. The Company had no customers in the three and nine months ended January 31, 2016 that accounted for 10% or more of total revenue.

Recent Accounting Pronouncements

We have evaluated new accounting pronouncements that have been issued and are not yet effective for us and determined that there are no such pronouncements expected to have an impact on our future financial statements.

Plan of Operations

Although we had net income of $24,855 for the nine months ended January 31, 2017, we have historical losses and an accumulated deficit of $569,657 as of January 31, 2017. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plan to continue as a going concern revolves around its ability to execute its business strategy of distributing films, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

During the nine months ended January 31, 2017, we entered into separate private placement memorandums with an affiliate shareholder under which we issued 11,832,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $118,320 and with Lamont Roberts, the Company’s CEO, under which we issued 4,579,469 shares of our common stock, restricted in accordance with Rule 144, in exchange for $45,795. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares. During the nine months ended January 31, 2016, we entered into separate private placement memorandums with an affiliate shareholder under which we issued 12,349,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $123,490. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

Results of Operations

Three Months Ended January 31, 2017 Compared to Three Months Ended January 31, 2016

Revenue

For the three months ended January 31, 2017 and 2016, we did not generate any revenues.

Operating expenses

Operating expenses decreased by $10,346, or 38.4%, to $16,599 in the three months ended January 31, 2017 from $26,945 in the three months ended January 31, 2016 primarily due to decreases in consulting services costs and travel costs, offset primarily by increases in professional fees.

Operating expenses for the three months ended January 31, 2017 were comprised primarily of $13,000 in professional fees, $1,200 in consulting services costs; travel costs of $482, rent of $398, and $1,519 of other operating expenses.

Operating expenses for the three months ended January 31, 2016 were comprised primarily of $18,800 in consulting services costs; travel costs of $3,820, professional fees of $1,173, rent of $597, and $2,555 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the three months ended January 31, 2017 totaled $16,599 primarily due to consulting services costs, professional fees, travel costs, and rent compared to $26,945 for the three months ended January 31, 2016 primarily due to consulting services costs, travel costs, professional fees, and office rent.

Assets and Liabilities

Total assets were $421,805 as of January 31, 2017 compared to $356,516 as of April 30, 2016, or an increase of $65,289, primarily the result of increase in investment in film costs totaling $80,618, offset primarily by a decrease in cash of $15,329. Total liabilities as of January 31, 2017 were $44,392 compared to $168,073 as of April 30, 2016, or a decrease of $123,681. The decrease was the result of decreases in advance for film production costs of $100,000, and the line of credit of $18,332.

Stockholders’ Equity

Stockholders’ equity was $377,413 as of January 31, 2017. Stockholder’s equity during the nine months ended January 31, 2017 consisted primarily of shares issued for cash in the amount of $164,115, and a net income of $24,855.

Nine months Ended January 31, 2017 Compared to Nine months Ended January 31, 2016

Film Production Revenue

For the nine months ended January 31, 2017, we completed and delivered Bridal Boot Camp and Merry Exes and recognized $250,000 as revenue from advance payments previously received from Mar Vista Entertainment. For the nine months ended January 31, 2016, we had no revenues.

Cost of Sales

For the nine months ended January 31, 2017, we completed and delivered Bridal Boot Camp and Merry Exes and recognized $169,300 of production costs as cost of sales. For the nine months ended January 31, 2016, we had no cost of sales.

Operating expenses

Operating expenses increased by $9,794, or 22.1%, to $54,195 in the nine months ended January 31, 2017 from $44,401 in the nine months ended January 31, 2016 primarily due to increases in professional fees and film production costs, offset primarily by decreases in consulting services costs and travel costs.

Operating expenses for the nine months ended January 31, 2017 were comprised primarily of film production costs of $24,844, professional fees of $18,193, rent of $1,592, $1,300 in consulting services costs, travel costs of $2,000, and $6,266 of other operating expenses.

Operating expenses for the nine months ended January 31, 2016 were comprised primarily of rent of $1,592, $30,650 in consulting services costs, travel costs of $6,827, professional fees of $1,173, and $4,159 of other operating expenses.

Net income (loss) before income taxes

Net income before income taxes for the nine months ended January 31, 2017 totaled $26,505 primarily due to revenue of $250,000, cost of sales of $169,300, and increases in professional fees and film production costs compared to a loss of $44,401 for the nine months ended January 31, 2016 primarily due to rent, consulting services costs, and travel costs.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of $15,329 in the nine months ended January 31, 2017 resulting from cash provided by financing activities of $145,783, offset by cash used in operating activities of $161,112.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Nine months Ended January 31,
	2017	2016

Cash at beginning of period	$25,310	$579
Net cash used in operating activities	(161,112)	(200,275)
Net cash used in investing activities	—	(15,000)
Net cash provided by financing activities	145,783	214,979
Cash at end of period	$9,981	$283

Net cash used in operating activities was $161,112 for the nine months ended January 31, 2017 compared to net cash used in operations for the nine months ended January 31, 2016 of $200,275 primarily due to the change in operating assets and liabilities of $185,967, primarily due to the change in film production costs of $80,618, advance for film production costs of $100,000, and accounts payable of $5,349, offset primarily by net income of $24,855 for the nine months ended January 31, 2017.

Net cash used in investing activities was $0 for the nine months ended January 31, 2017, compared to net cash used in financing activities of $15,000 for the nine months ended January 31, 2016 primarily as the result of the investment in the production of motion pictures.

Net cash provided by financing activities was $145,783 for the nine months ended January 31, 2017, compared to net cash provided by financing activities of $214,979 for the nine months ended January 31, 2016 primarily as the result of the issuance of stock for cash of $164,115.

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

Equity Financing

During the nine months ended January 31, 2017, we sold 11,832,000 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $118,320. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

During the nine months ended January 31, 2017, the Company entered into separate private placement memorandums with Lamont Roberts, the Company’s CEO, under which we issued 4,579,469 shares of our common stock, restricted in accordance with Rule 144, in exchange for $45,795. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (January 31, 2017), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2017 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended January 31, 2017, the Company entered into separate private placement memorandums with Lamont Roberts, the Company’s CEO, under which we issued 4,579,469 shares of our common stock, restricted in accordance with Rule 144, in exchange for $45,795. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

GOLIATH FILM AND MEDIA HOLDINGS

Dated: March 17, 2017	By:	/s/ Mike Criscione
Mike Criscione
Director

	By:	/s/ Lamont Roberts
Lamont Roberts
CEO, Director and acting Chief Financial Officer

