Form 10-K
period 2017-04-30
Goliath Film & Media Holdings
filed 2017-08-15
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2017

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X] Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

State issuer’s revenues for its most recent fiscal year: $250,000

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 2016 was $57,771 based on 28,855,555 shares being owned by non-affiliates, and the last sale price of $0.002 as of October 31, 2016.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 174,625,386 shares of common stock $0.001 par value, issued and outstanding as August 13, 2017.

DOCUMENTS INCORPORATED BY REFERENCE – NONE

PART I

Item 1. BUSINESS

Background.

The Company was incorporated in Nevada on February 16, 2010 under the name “China Advanced Technology” as the successor by merger to Vitalcare Diabetes Treatment Centers, Inc. (Vitalcare”). In February and March 2010, Vitalcare underwent a holding company reorganization under Delaware law, pursuant to which it became a wholly-owned subsidiary of Vitalcare Holding Corporation, and Vitalcare, together with its assets and liabilities, was sold to a non-affiliated third party. Vitalcare Holding Corporation subsequently reincorporated in Nevada by merger into China Advanced.

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

Distribution Rights

The Company has the following distribution rights, with previous distribution contracts expiring. The Company is focusing on its production side of its business at the present time with the exception of the following films listed below:

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

Production Agreements

On March 4, 2016, we signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently completed. Per the agreement, we will receive $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Bridal Bootcamp” a romantic comedy movie produced by Goliath for delivery to Mar Vista Entertainment LLC for distribution. Additionally, Mar Vista Entertainment, LLC will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of October 31, 2016, the Company has received $125,000 of the advance payments. Bridal Boot Camp was completed in October 2016 resulting in the recognition of the advance payments as revenue of $125,000 during the period. Mar Vista is distributing this film.

On September 18, 2015, we signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently completed. Per the agreement, we will receive $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Merry Exes” retitled “Girlfriends of Christmas Past” a Christmas holiday movie produced by Goliath and delivered to Mar Vista Entertainment LLC. for distribution. Additionally, Mar Vista Entertainment, LLC will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of July 31, 2016, we have received $125,000 of the advance payments. “Merry Exes/” “Girlfriends of Christmas Past was completed June 6, 2016 resulting in the recognition of the advance payments as revenue of $125,000 during the period. Mar Vista distributed this movie to UPTV.

On May 20, 2015, we signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently completed by us and being licensed by Mar Vista Entertainment, LLC. Per the agreement, we will receive $175,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Terror Birds” a science fiction movie produced by Goliath and delivered to Mar Vista Entertainment LLC. for distribution. Additionally, Mar Vista Entertainment, LLC will receive 30% of the gross proceeds for a period of 25 years on the film. As of April 30, 2016, the Company had received $175,000 of the advance payments. Terror Birds was completed December 14, 2015 resulting in the recognition of the advance payments as revenue of $175,000 during the period. Mar Vista is continuing to distribute this film.

On April 15, 2015 Goliath signed an agreement whereby the Company agreed to invest $15,000 to KKO Productions to produce a feature length motion picture known as “Forgiven”. Per the agreement Goliath will receive 15% of adjusted gross proceeds after its initial investment has been entirely recouped through adjusted gross proceeds. Additionally, the Company received two on screen credits as Executive Producer as well as receiving credit on all advertising, publicity and packaging of the motion picture. The investment of $15,000 presented in other assets on the balance sheet has not yet been repaid, due to the fact that no revenues will be generated until this motion picture’s released.

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

Generally, the main reason why good, quality motion pictures are not distributed is that the production of a motion picture requires money and creativity, and marketing a motion picture requires an entirely different set of skills. Many people dream of making a movie; few aspire to distribute them. We estimate that there are in excess of 10,000 such motion pictures “gathering dust.” There also have been and continue to be substantial tax incentives for motion picture production in many States and international Territories, so that many producers do not need to depend on successful marketing in order to find investors for their projects. A secondary factor is the difficulty of finding a reputable distributor. We think that our management has an excellent reputation in the industry and we will be able to obtain distribution rights for content. Finally, many distributors as well as buyers do not have an interest in niche market films, because they see the market as limited. Goliath sees the problem to be, rather, there is no market merely because no one has assembled a critical mass of films for these niches. Most participants in the motion picture industry are based in “Hollywood” and the major coastal metropolitan areas. Our “faith-based” films especially are targeted toward the “Bible Belt” and the “Flyover Country”: places that the industry has consistently overlooked.

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

As a content provider we are not competing with these entities but rather are working on providing them with quality content. As an example, NETFLIX has such a high demand for programming content, they are spending in excess of $5 billion this year for the acquisition of completed programming as well as for the development of original content by them. Therefore, as is mentioned, part of their resources are directed toward acquiring content and part is targeting in-house” and joint venture productions of quality content. This content will be targeted to their subscription base on a domestic and international level.

There are a number of quality content producers that work with the major networks and content distributors, Goliath is moving toward becoming one of these content providers. We believe there exists significant opportunities for our company in that the demand for programming is increasing almost exponentially. Irrespective of the platform for viewing by the consumer/subscriber, the demand for quality content is continuing to expand. As an example there are currently, approximately 416 original scripted programs being aired in the entire television universe – a cancellation rate of 10% reflects a number that represents the entire programming universe in the late 1990’s and early 2000’s. The upward trend is ongoing, which is where we see an opportunity for Goliath to provide product to reach many components of the overall market.

Don’t cable and satellite networks already offer specialty channels like TBN (for faith based) and BET (Black Entertainment Television for the African-American Community)?

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

How do these distribution rights work?

We enter into a Distribution Agreement for each motion picture. Terms may be perpetual or limited by years. The motion pictures that we are acquiring with the proceeds of these offerings will have a term of five years. We will generally obtain a fee of 20% to 30% of gross revenues. Licensing will be flexible for usage applications on a yearly or multi-year basis. Most markets, especially foreign territories have a tendency to continuously renew content licensing.

How many employees do you have? Do you have an office?

We have just 3 employees and we believe that is sufficient during the development, production and “content aggregation” phase of our development. Our administrative office is in Marina del Rey, California.

Do you have a website?

Our website is www.goliathfilmandmediainternational.com. We have a mirror site at www.goliathfilmandmedia.com

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

Economic conditions and uncertain economic outlook could adversely affect our results of operations and financial condition

The global economy is still undergoing a period of unprecedented volatility. We cannot predict when economic conditions will improve or stabilize. A prolonged period of economic volatility or decline could have a material adverse effect on our results of operations and financial condition and/or exacerbate the other risks related to its business.

Our results of operations depend significantly upon the commercial success of the motion pictures and television programming that we distribute, and underperformance at the box office or in television licensing of one or more motion pictures in any period can cause our results to be less than anticipated

Our results of operations will depend significantly upon the commercial success of the motion pictures and television programming that we produce for distribution as well as content which we distribute, which cannot be predicted with certainty. In particular, the underperformance at the box office or on television, VOD or streaming etc. of one or more motion pictures in any period may cause our revenue and earnings results for that period (and potentially, subsequent periods) to be less than anticipated, in some instances to a significant extent. Due to the difficulty of predicting our results of operations and the other factors, it is difficult for industry or financial analysts to accurately forecast our results. The trading market for our common shares is influenced by the research and reports that such industry or financial analysts publish about us or our business. If an analyst who covers us changes his or her financial estimates or investment recommendation, or if our results of operations fall short of their estimates, the price of our common shares could decline.

Our results of operations are difficult to predict and depend on a variety of factors

Our results of operations will depend significantly upon the commercial success of the motion pictures or television content that we distribute, or that which we produce for distribution which cannot be predicted with certainty. Accordingly, our results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future periods. Our results of operations also may fluctuate due to the timing, mix, number and availability of our theatrical motion picture and home entertainment releases, as well as license periods for our content. Our operating results may increase or decrease during a particular period or fiscal year due to differences in the number and/or mix of films released compared to the corresponding period in the prior year or prior fiscal year. Our operating results also fluctuate due to our accounting practices (which are standard for the industry) which may cause us to recognize the production and marketing expenses in different periods than the recognition of related revenues, which may occur in later periods. For example, in accordance with GAAP and industry practice, we are required to expense film advertising costs as incurred, but are also required to recognize the revenue from any motion picture or television program over the entire revenue stream expected to be generated by the individual picture or television program.

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

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market information and issuance of unregistered securities

The high and low sales prices for the common stock through April 30, 2017 were as follows:

Quarter Ended	High	Low
April 30, 2017	$0.007	$0.002
January 31, 2016	0.004	0.002
October 31, 2016	0.005	0.002
July 31, 2016	0.005	0.002

Quarter Ended	High	Low
April 30, 2016	$0.003	$0.002
January 31, 2015	0.004	0.002
October 31, 2015	0.005	0.002
July 31, 2015	0.005	0.002

All share information is adjusted for stock splits and stock dividends. The above information was supplied by the OTC Exchange and these prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b)	Holders

As of August 13, 2017, there were 89 record holders of our common stock.

(c)	Dividends

We have not paid any dividends on its common stock. We currently intend to retain any earnings for use in our business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d)	Equity Compensation Plans

There are no Equity Compensation Plans in place as of April 30, 2017.

(e) Performance Graphic. We are not required to provide a performance graph since it is a “smaller reporting company” as defined in Regulation S-K Rule 10(f).

Company issuances of common stock during the years ended April 30, 2017 and 2016.

In fiscal year 2017, we issued a total of 11,832,000 restricted common shares to an related party affiliate in accordance with Rule 144, in exchange for approximately $118,320. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

In fiscal year 2017, we issued a total of 4,579,469 restricted common shares to Lamont Roberts, our CEO, in accordance with Rule 144, in exchange for approximately $45,795. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

In fiscal year 2016, we issued a total of 13,249,000 restricted common shares to a related party affiliate in accordance with Rule 144, in exchange for approximately $132,490. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

Intangible Assets

The Company’s intangible assets consist of intellectual property, principally motion pictures. The Company periodically reviews its long lived assets to ensure that their carrying value does not exceed their fair market value. There was an impairment charge of $44,918 for fiscal year ending April 30, 2017 and there was no amortization expense or impairment for the year ended April 30, 2016.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at April 30, 2017, assets and liabilities approximate fair value due to their short term nature.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of April 30, 2017, the Company had no assets other than prepaid expenses and capitalized film production costs.

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

Basic and diluted earnings per share are the same as there were no potentially dilutive instruments for the years ended April 30, 2017 and 2016.

Films and Television Costs

The Company capitalizes production costs for films produced in accordance with ASC 926-20, “Entertainment-Films - Other Assets - Film Costs”. Accordingly, production costs are capitalized at actual cost and then charged against revenue quarterly as a cost of production based on the relative fair value of the film(s) delivered and recognized as revenue. The Company evaluates its capitalized production costs annually and limits recorded amounts by its ability to recover such costs through expected future sales

Concentrations, Risks, and Uncertainties

The Company did not have a concentration of business with suppliers or customers constituting greater than 10% of the Company’s gross sales during 2017 and 2016.

Recent Accounting Pronouncements

We have evaluated new accounting pronouncements that have been issued and are not yet effective for us and determined that there are no such pronouncements expected to have an impact on our future financial statements.

Plan of Operations

Although the Company had a net loss of $7,172 and net income of $34,460 for the years ended April 30, 2017 and 2016, respectively, the Company has historical losses totaling $601,684. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plan to continue as a going concern revolves around its ability to execute its business strategy of distributing digital content, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

In the fiscal years ending April 30, 2017 and 2016, $164,115 and $192,490, respectively, was raised from the sale of stock for future business projects with us.

Results of Operations

Fiscal Year Ended April 30, 2017 Compared to Fiscal Year Ended April 30, 2016

Revenue

For the fiscal year ended April 30, 2017, we completed and delivered “Bridal Boot Camp” and “Merry Exes” retitled “Girlfriends of Christmas Past” and recognized a total of $250,000 as revenue from advance payments previously received from Mar Vista Entertainment.

For the fiscal year ended April 30, 2016, we completed and delivered “Terror Birds” and recognized $175,000 as revenue from advance payments previously received from Mar Vista Entertainment.

Cost of Sales

For the fiscal year ended April 30, 2017, we completed and delivered “Bridal Boot Camp” and “Merry Exes” retitled “Girlfriends of Christmas Past” and recognized $169,300 of production costs as cost of sales.

For the fiscal year ended April 30, 2016, we completed and delivered Terror Birds and recognized $83,075 of production costs as cost of sales.

Operating expenses

Operating expenses increased by $2,999, or 5.3%, to $59,144 in the year ended April 30, 2017 from $56,145 in the year ended April 30, 2016 primarily due to increases in production costs, consulting services, and other general and administration costs, offset primarily by decreases in professional fees, and travel costs.

Operating expenses for the year ended April 30, 2017 were comprised primarily of $24,844 in production costs; travel costs of $2,934, office rent of $2,189, professional fees of $21,407, and $7,770 of other operating expenses.

Operating expenses for the year ended April 30, 2016 were comprised primarily of $1,174 in professional fees; $40,150 in consulting services costs, travel costs of $7,569; rent of $2,190, and $5,062 of other operating expenses.

Net (loss) income before income taxes

Net loss before income taxes for the year ended April 30, 2017 totaled $7,172 primarily due to revenue of $250,000 and offset primarily by production costs, professional fees, consulting services costs, office rent, and travel costs. Net income before income taxes for the year ended April 30, 2016 totaled $35,780 primarily due to revenue of $175,000 and offset primarily by professional fees, consulting services costs, office rent, and travel costs.

Assets and Liabilities

Total assets were $369,374 as of April 30, 2017 compared to $356,516 as of April 30, 2016, or an increase of 12,858, is primarily the result of increases in film production costs of $35,700, offset primarily by cash of $22,842. Total liabilities as of April 30, 2017 were $23,988 compared to $168,073 as of April 30, 2016, or a decrease of $144,085. The decrease was primarily the result of decreases in advances for film production costs of $100,000, repayments of line of credit of $20,887, and accounts payable of $23,198.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of $22,842 in the year ending April 30, 2017 resulting from cash provided by financing activities of $143,228, and cash used in operations of $166,070.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Year Ended April 30,
	2017	2016

Cash at beginning of period	$25,310	$579
Net cash used in operating activities	(166,070)	(173,646)
Net cash used in investing activities	-	(15,000)
Net cash provided by financing activities	143,228	213,337
Cash at end of period	$2,468	$25,310

Net cash used in operations was $166,070 for the year ending April 30, 2017 compared to net cash used in operations for the year ending April 30, 2016 of $173,646 primarily due to the change in operating assets and liabilities of $46,102, primarily due to the change in film production costs of $80,618, accounts payable and accrued expenses of $23,198, and advances for film production of $100,000, and the impairment of film production costs of $44,918, and offset partially by net loss of $7,172 for the year ending April 30, 2017.

Net cash used in operating activities was $173,646 for the year ending April 30, 2016 was primarily due to the change in operating assets and liabilities of $208,106, primarily due to the change in film production costs of $315,907, accounts payable and accrued expenses of $7,801, and advances for film production of $100,000, and offset partially by net profit of $34,460 for the year ending April 30, 2016.

Net cash used in investing activities was $0 for the year ending April 30, 2017 compared to net cash used in investing activities of $15,000 for the year ending April 30, 2016.

Net cash provided by financing activities was $143,228 for the year ending April 30, 2017, compared to net cash provided by financing activities of $213,337 for the year ending April 30, 2016 primarily as the result of the issuance of stock for cash of $164,115, repayment of the line of credit from the bank of $20,887.

Our cash needs in the year ending April 30, 2016 are estimated to be $200,000. This budget is based on the assumption that we will carry out one project at a time for which we will need about $50,000 in working capital; general and administrative expenses of $150,000 for the costs related to being public, and miscellaneous office expenses. We sold 35,660,469 shares for net proceeds of $356,605 in offerings conducted in fiscal years 2017 and 2016. As we move forward with our business plan we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2018 fiscal year.

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

Equity Financing

In fiscal year 2017, we issued a total of 11,832,000 restricted common shares to a related party affiliate in accordance with Rule 144, in exchange for approximately $118,320. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

In fiscal year 2017, we issued a total of 4,579,469 restricted common shares to Lamont Roberts, our CEO, in accordance with Rule 144, in exchange for approximately $45,795. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

During the year ended April 30, 2016, we entered into private placement memorandums with a related party affiliate under which we issued 13,249,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $132,490. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations at the time of the issuance of the shares.

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

Due to the Company’s previous transfer agent exiting the business, the Company has not issued 35,660,469 common shares to a related party affiliate. These shares are reflected in the above disclosures.

Other

In the year ended April 30, 2017, the Company paid C&R Film for capitalized film costs, consulting and reimbursement of various expenses $98,381, similarly the Company paid $50,191 in the year ended April 30, 2016. C&R Film is controlled by Lamont Robert, CEO and Acting CFO of the Company.

Further, Mike Criscione, Director of the Company received payments of $0 in year ended April 30, 2017 and $46,145 in the year ended April 30, 2016 for capitalized film costs, consulting and reimbursements for expenses paid on behalf of the Company.

Additionally, Lamont Roberts, CEO and Acting CFO of the Company, made advances of $8,000 to the Company and received $8,000 as repayment of advances during the fiscal year ended April 30, 2017, and received payments of $0 in year ended April 30, 2016 for consulting and reimbursements for expenses paid on behalf of the Company.

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

YEARS ENDED APRIL 30, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Goliath Film & Media Holdings

We have audited the accompanying consolidated balance sheets of Goliath Film & Media Holdings (the Company) as of April 30, 2017 and 2016 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended April 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Goliath Film & Media Holdings as of April 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two year period ended April 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

August 14, 2017

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED BALANCE SHEETS

	APRIL 30,
	2017	2016
ASSETS
Current assets
Cash	$2,468	$25,310
Prepaid expense	299	299
Total current assets	2,767	25,609

Long-term assets
Other assets	15,000	15,000
Film production costs	351,607	315,907
Total long-term assets	366,607	330,907

Total assets	$369,374	$356,516

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$23,988	$47,186
Line of credit	—	20,887
Total current liabilities	23,988	68,073

Long-term liabilities
Advances for film production	—	100,000
Total long-term liabilities	—	100,000

Total liabilities	23,988	168,073

Stockholders’ equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at April 30, 2017 and 2016	—	—

Common stock, $0.001 par value, 300,000,000 shares authorized; 174,625,386 and 158,213,917 shares issued and outstanding, at April 30, 2017 and 2016, respectively	174,626	158,214
Additional paid in capital	772,444	624,741
Accumulated deficit	(601,684)	(594,512)
Total stockholders’ equity	345,386	188,443

Total liabilities and stockholders’ equity	$369,374	$356,516

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended,
	April 30, 2017	April 30, 2016

Film production revenues	$250,000	$175,000
Cost of sales	169,300	83,075
Gross profit	80,700	91,925

Operating Expenses
General and administrative	59,144	56,145
Total operating expenses	59,144	56,145

Income from operations	21,556	35,780

Other (income) expense
Impairment of film production costs	44,918	—
Extinguishment of debt	(18,830)	—
Total other (income) expense	26,088	—

Income (loss) before income taxes	(4,532)	35,780

Provision for income taxes	(2,640)	(1,320)

Net income (loss)	$(7,172)	$34,460

Net income per share of common stock:
Basic and diluted	$(0.00)	$0.00

Weighted average shares Outstanding-Basic and diluted	170,120,484	148,119,227

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, April 30, 2015	138,964,917	$138,965	$451,500	$(628,972)	$(38,507)

Issuance of shares – private placement	19,249,000	19,249	173,241	—	192,490
Net income, year ended April 30, 2016	—	—	—	34,460	34,460
Balances, April 30, 2016	158,213,917	$158,214	$624,741	$(594,512)	$188,443

Issuance of shares – related parties	16,411,469	16,412	147,703	—	164,115
Net loss, year ended April 30, 2017	—	—	—	(7,172)	(7,172)
Balances, April 30, 2017	174,625,386	$174,626	$772,444	$(601,684)	$345,386

See accompanying notes to consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	April 30, 2017	April 30, 2016

Cash flows from operating activities
Net income (loss)	$(7,172)	$34,460
Adjustments to reconcile net income to net cash used in operating activities
Impairment of film production costs	44,918	—
Changes in operating assets and liabilities:
Film production costs	80,618	(315,907)
Accounts payable and accrued expenses	(23,198)	16,801
Accounts payable – related party	—	(9,000)
Advances for film production	(100,000)	100,000
Net cash provided by (used in) operating activities	(166,070)	(173,646)

Cash flows from investing activities
Investment in films	-	(15,000)
Net cash used in investing activities	-	(15,000)

Cash flows from financing activities
Proceeds from issuance of common stock	164,115	192,490
Line of credit	(20,887)	20,887
Proceeds from advances	1,950	—
Repayment of advances	(1,950)	—
Proceeds from advance – related party	8,000	—
Repayment of advances – related party	(8,000)	—
Proceeds from notes payable	—	25,000
Repayment of notes payable	—	(25,000)
Net cash provided by financing activities	143,228	213,377

Net change in cash	(22,842)	24,731
Cash at beginning of period	25,310	579
Cash at end of period	$2,468	$25,310

Supplemental Disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	—	519

Supplemental Disclosure of cash flow Information:
None.	$—	$—

See accompanying notes to consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Goliath Film and Media International and its subsidiary, Goliath Film and Media Holdings (“Goliath” or “the Company”). All intercompany accounts and transactions have been eliminated.

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

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

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

Films and Television Costs

The Company capitalizes production costs for films produced in accordance with ASC 926-20, “Entertainment-Films - Other Assets - Film Costs”. Accordingly, production costs are capitalized at actual cost and then charged against revenue quarterly as a cost of production based on the relative fair value of the film(s) delivered and recognized as revenue. The Company evaluates its capitalized production costs annually and limits recorded amounts by its ability to recover such costs through expected future sales. The Company recorded an impairment of film production costs of $44,918 for the year ended April 30, 2017. There was no impairment for the year ended April 30, 2016.

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

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the years ended April 30, 2017 and 2016, respectively.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the years ended April 30, 2017 and 2016.

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

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at April 30, 2017, assets and liabilities approximate fair value due to their short term nature.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of April 30, 2017, the Company had no assets other than prepaid expenses and capitalized film production costs.

Basic and diluted earnings per share

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding. Diluted Earnings per share is based on the weighted-average number of shares of common stock outstanding adjusted for the effects of common stock that may be issued as a result of the following types of potentially dilutive instruments:

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

●	Warrants,

●	Employee stock options, and

●	Other equity awards, which include long-term incentive awards

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

Basic and diluted earnings per share are the same as there were no potentially dilutive instruments for the years ended April 30, 2017 and 2016.

Concentrations, Risks, and Uncertainties

The Company business with suppliers or customers has entirely come from Mar Vista of the Company’s gross sales during 2017 and 2016.

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

NOTE 2 – COMMON STOCK

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at April 30, 2017 or 2016.

The Company has authorized 300,000,000 shares of par value $0.001 common stock, of which 174,625,386 and 158,213,917 shares are outstanding at April 30, 2017 and 2016, respectively.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

During the year ended April 30, 2017, the Company entered into separate private placement memorandums with a related party affiliate shareholder, as a result of being a greater than 10% shareholder, under which we issued 11,832,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $118,320. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

During the year ended April 30, 2017, the Company entered into a separate private placement memorandums with Lamont Roberts, the Company’s CEO, under which the Company issued 4,579,469 shares of its common stock, restricted in accordance with Rule 144, in exchange for $45,795. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

During the year ended April 30, 2016, the Company entered into separate private placement memorandums with a related party affiliate shareholder, as a result of being a greater than 10% shareholder, under which we issued 13,249,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $132,490. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

Due to the Company’s previous transfer agent exiting the business, the Company has not issued 35,660,469 common shares to a related party affiliate. These shares are reflected in the above disclosures.

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

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

NOTE 4 - RELATED PARTY TRANSACTIONS

During the year ended April 30, 2017, the Company sold 11,832,000 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $118,320.

During the year ended April 30, 2017, the Company sold 4,579,469 restricted common shares to Lamont Roberts, the Company’s CEO, pursuant to a private placement memorandum in exchange for $45,795.

During the year ended April 30, 2016, the Company sold 13,249,000 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $132,490.

In the year ended April 30, 2017, the Company paid C&R Film for capitalized film costs, consulting and reimbursement of various expenses $98,381, similarly the Company paid $50,191 in the year ended April 30, 2016. C&R Film is controlled by Lamont Robert, CEO and Acting CFO of the Company.

Further, Mike Criscione, Director of the Company received payments of $0 in year ended April 30, 2017 and $46,145 in the year ended April 30, 2016 for capitalized film costs, consulting and reimbursements for expenses paid on behalf of the Company.

Additionally, Lamont Roberts, CEO and Acting CFO of the Company, made advances of $8,000 to the Company and received $8,000 as repayment of advances during the fiscal year ended April 30, 2017.

Related party transactions have been disclosed in the other notes to these financial statements.

NOTE 5 – INCOME TAXES

As of April 30, 2017, the Company had net operating loss carryforwards of approximately $602,000 which expire in varying amounts between 2018 and 2035. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this (and other) potential future tax benefits has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforwards period are revised.

Deferred income tax assets of approximately $252,000 at April 30, 2017, was offset in full by a valuation allowance.

The approximate components of the Company’s net deferred tax assets, including a valuation allowance, are as follows:

Deferred Tax Assets	As of April 30, 2017	As of April 30, 2016

Net operating loss carryforwards	$602,000	$595,000

Net deferred tax assets before valuation allowance	252,000	249,000
Less: Valuation allowance	(252,000)	(249,000)
Net deferred tax assets	0	0

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	As of April 30, 2017	As of April 30, 2016

Statutory federal income tax	(35.0%)	(35.0%)
Statutory state income tax	(6.9%)	(6.9%)
Change in valuation allowance on deferred tax assets	(41.9%)	(41.9%)

Components of Income Tax Expense	For the Years Ending
	April 30, 2017	April 30, 2016

Federal U.S. Income Taxes
Current	-	-
Deferred	-	-

State Income Taxes
Current	$2,640	$1,320
Deferred	-	-
Total Income Tax Expense	$2,640	$1,320

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in the above figures for the periods audited.

NOTE 6 – INVESTMENT IN FILMS

	April 30,
	2017	2016
Released, net of accumulated amortization	$648,900	$203,856
Unreleased	—	195,126
Accumulated amortization	(252,375)	(83,075)
Impairment	(44,918)	—
Intangible assets, net	$351,607	$315,907

Amortization expense was $169,300 and $83,075 for each of the years ended April 30, 2017 and 2016, respectively, and is classified in cost of sales in the Statements of Operations.

NOTE 7 – OPERATING LEASE

On July 1, 2014, we entered into a month to month lease for office space at location 4640 Admiralty Way, Marina del Rey, California, 90292. The rent is $199 per month.

The total rent and lease expense was $2,190 and $2,190 for the years ended April 30, 2017 and 2016, respectively.

NOTE 8 – ADVANCE FOR FILM PRODUCTION COSTS

Advances for film production costs represent amounts received in advance from Mar Vista Entertainment, LLC (“Mar Vista”) for providing film distribution rights.

NOTE 9 – LINE OF CREDIT

The Company had two credit cards with a total available balance of $25,000. The credit cards are not personally guaranteed by the Officers and Directors of the Company nor were the credit cards guaranteed by the Company. The credit cards have an interest rate of 28.24 percent. As of April 30, 2017, the Company has no outstanding balance due on the credit cards. The accounts bearing these cards were terminated in February of 2017.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

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

NOTE 11 – SUBSEQUENT EVENTS

There were no events subsequent to April 30, 2017, and up to the date of this filing that would require disclosure.

Item 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (April 30, 2017), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our internal control over financial reporting was not effective as of the fiscal year ended April 30, 2017.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2017 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Lamont Robert, President, Chief Executive Officer and Acting Chief Financial Officer

Lamont Roberts, 62, has been President, Chief Executive Officer and Director of Goliath since October, 2011. In 1997 he co-founded Millennium Personal and Business Management Corporation with Wilt Chamberlain, representing and managing a client base comprising actors, athletes, directors, musicians and writers. In the late 1990s Mr. Roberts also began producing film and television projects. In 2003, he was hired as the Executive Director of Reel Image, Inc., a content funding corporation. As the head of Reel Image, Inc., he is working on distributing a documentary that he wrote and produced entitled “Chosen By God- the Great Black Pharaohs of the 25th Dynasty.” As an independent producer, Mr. Roberts produced the feature films “The Truth About Layla,” and “The Marina Murders.” He acted as an Associate Producer on the feature film “Seducing Spirits,” and was the executive in charge of production for the feature film “The Perfect Argument,” and the documentaries “Film Struggle,” and “Living with Cancer.” Mr. Roberts has a BSBA in Finance and an MA in Real Estate and Urban Economics from the University of Florida. He is a best-selling author and lives in Marina Del Rey, CA.

Mike Criscione, Director

Mike Criscione, 65, has been on the Board since May 1, 2014 has been a highly successful business man and real estate developer. He brought this extensive experience to the film business in 1991, producing “LA Goddess”. From 2008 to the present Mr. Criscione has directed, financed and produced numerous commercials, music videos, several motion pictures, and documentaries. He is a graduate of Vision Bible College in Whittier, California where he earned his Bachelor degree.

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

Code of Ethics

Goliath Film and Media Holdings has not adopted a code of ethics which applies to the chief executive officer, chief operating officer and chief financial officer, because of our level of operations of the public entity in 2017.

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

Item 11.	EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Company’s sole executive officer for the years ended April 30, 2017, 2016, and 2015.

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Lemont Roberts,	2017	0	0	0	0	0	0	0	0
CEO and PRES.	2016	0	0	0	0	0	0	0	0

Mike Criscione,	2017	0	0	0	0	0	0	0	0
DIRECTOR	2016	0	0	0	0	0	0	0	0

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

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to the shares. We had 174,625,386 shares outstanding as of August 13, 2017.

Name	Office	Number of Common Shares Owned		Percentage of Shares Owned

Lamont Roberts	Chief Executive Officer	19,579,469	(1)	11.2%
Mike Criscione	Director	25,166,000		15.9%
John Ballard	previously, Chief Financial Officer	10,266,667	(3)	5.9%
Kaila Criscione	previously, Chief Operating Officer	30,000,000	(2)	19.0%
Kevin Frawley	none	60,629,917	(1)	34.7%

Total officer/director/5% owners		145,642,053		83.4%

(1)	Mr. Frawley has granted to Lamont Roberts all rights to vote and direct the disposition of 20,000,000 shares held of record by Mr. Frawley.

(2)	Ms. Criscione resigned from the Company on May 1, 2014.

(3)	John Ballard resigned from the Company on May 1, 2015

.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended April 30, 2017, the Company sold 11,832,000 restricted common shares to a related party affiliate shareholder pursuant to a private placement memorandum in exchange for $118,320.

During the year ended April 30, 2017, the Company sold 4,579,469 restricted common shares to Lamont Roberts, the Company’s CEO, pursuant to a private placement memorandum in exchange for $45,795.

During the year ended April 30, 2016, the Company sold 13,249,000 restricted common shares to a related party affiliate shareholder pursuant to a private placement memorandum in exchange for $132,490.

In the year ended April 30, 2017, the Company paid C&R Film for capitalized film costs, consulting and reimbursement of various expenses $98,381, similarly the Company paid $50,191 in the year ended April 30, 2016. C&R Film is controlled by Lamont Robert, CEO and Acting CFO of the Company.

Further, Mike Criscione, Director of the Company received payments of $0 in year ended April 30, 2017 and $46,145 in the year ended April 30, 2016 for capitalized film costs, consulting and reimbursements for expenses paid on behalf of the Company.

Additionally, Lamont Roberts, CEO and Acting CFO of the Company, made advances of $8,000 to the Company and received $8,000 as repayment of advances during the fiscal year ended April 30, 2017 received payments of $0 in year ended April 30, 2016 and $3,600 in year ended April 30, 2015 for consulting and reimbursements for expenses paid on behalf of the Company.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

During the period covering the fiscal years ended April 30, 2017 and 2016, our principal accounting firm Sadler Gibb & Associates was paid $20,000 in 2017 and $21,000 in 2016 for audit and review work.

Tax Fees

None.

All Other Fees

None.

Audit Committees pre-approval policies and procedures

We do not have an audit committee. Our engagement of Sadler and Gibb as our independent registered public accounting firm was approved by the Board of Directors.

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. All Financial Statements are listed in Item 7. No schedules are required.

(b)	Exhibits. The following exhibits of the Company are included herein.

Number	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Merger with China Advanced Technologies Corporation (1)
3.3	Bylaws (1)
31.1	Certification of Chief Executive and Financial Officer pursuant to Exchange Act Rule 13a-14(a)(2)
32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350(2).

(a)	Incorporated by reference with the exhibit so numbered in the Company’s Registration Statement on Form S-1, file number 333-169212.

(b)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2017.

GOLIATH FILM AND MEDIA HOLDINGS

	By:	/s/ Lamont Roberts
Lamont Roberts
Chief Executive Officer, President and acting
Chief Financial Officer

	By:	/s/ Mike Criscione
Mike Criscione
Director

