Form 10-Q
period 2017-10-31
Goliath Film & Media Holdings
filed 2017-12-15
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______ to________	Commission File Number 000-18945

GOLIATH FILM AND MEDIA HOLDINGS

(Exact name of registrant as specified in its charter)

Nevada	84-1055077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4640 Admiralty Way, Suite 500, Marina del Rey, California	90292
(Address of principal executive offices)	(Zip Code)

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

There were 176,125,386 shares of common stock issued and outstanding as of December 10, 2017.

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

The results for the periods ended October 31, 2017 are not necessarily indicative of the results of operations for the full year.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2017	April 30, 2017
	(unaudited)
ASSETS
Current assets
Cash	$549	$2,468
Prepaid expenses	299	299
Total current assets	848	2,767

Long-term assets
Other assets	15,000	15,000
Film production costs, net	351,607	351,607
Total long-term assets	366,607	366,607

Total assets	$367,455	$369,374

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$35,988	$23,988
Accounts payable – related party	9,838	—
Total current liabilities	45,826	23,988

Total liabilities	45,826	23,988

Stockholders’ equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at October 31, 2017 and April 30, 2017	—	—

Common stock, $0.001 par value, 300,000,000 shares authorized; 174,625,386 and 174,625,386 shares issued and outstanding, at October 31, 2017 and April 30, 2017	174,626	174,626
Additional paid in capital	772,444	772,444
Accumulated deficit	(625,441)	(601,684)
Total stockholders’ equity	321,629	345,386

Total liabilities and stockholders’ equity	$367,455	$369,374

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Six Months Ended		For the Three Months Ended
	October 31,		October 31,
	2017	2016	2017	2016

Film production revenues	$-	250,000	$-	125,000
Cost of sales	-	169,300	-	102,488
Gross profit	-	80,700	-	22,512

Operating expenses
General and administrative	$23,757	$37,595	$21,944	$27,695
Total operating expenses	23,757	37,595	21,944	27,695

Income (loss) from operations	(23,757)	43,105	(21,944)	(5,183)

Income (loss) before income tax	(23,757)	43,105	(21,944)	(5,183)

Provision for income taxes	-	660	-	330

Net income (loss)	$(23,757)	$42,445	$(21,944)	$(5,513)

Net income (loss) per share of common stock:
Basic	$(0.00)	$0.00	$(0.00)	$(0.00)
Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic	174,625,386	166,548,830	174,625,386	169,676,352
Diluted	174,625,386	166,548,830	174,625,386	169,676,352

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended,
	October 31, 2017	October 31, 2016

Cash flows from operating activities
Net income (loss)	$(23,757)	$42,445
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of company	21,838	—
Changes in operating assets and liabilities:
Film production costs	—	(80,618)
Advance for film production costs	—	(100,000)
Accounts payable and accrued expenses	—	(6,340)
Net cash used in operating activities	(1,919)	(144,513)

Cash flows from investing activities
None	—	—
Net cash provided by investing activities	—	—

Proceeds from issuance of common stock	—	118,320
Line of credit	—	975
Net cash provided by financing activities	—	119,295

Net change in cash	(1,919)	(25,218)
Cash at beginning of period	2,468	25,310
Cash at end of period	$549	$92

Supplemental disclosure of non-cash investing and financing activities:
None	$—	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017 AND 2016

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and operations and cash flows at October 31, 2017 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2017 and 2016 audited financial statements filed on Form 10K on August 15, 2017. The results of operations for the periods ended October 31, 2017 and 2016 are not necessarily indicative of the operating results for the full years.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017 AND 2016

Accounts Receivable

Accounts receivable, if any, are carried at the expected net realizable value. The allowance for doubtful accounts, when determined, will be based on management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations.

The Company currently does not have any accounts receivable. The above accounting policies will be adopted upon the Company carrying accounts receivable.

Films and Televisions Costs

The Company capitalizes production costs for films produced in accordance with ASC 926-20, “Entertainment-Films - Other Assets - Film Costs”. Accordingly, production costs are capitalized at actual cost and then charged against revenue quarterly as a cost of production based on the relative fair value of the film(s) delivered and recognized as revenue. The Company evaluates its capitalized production costs annually and limits recorded amounts by its ability to recover such costs through expected future sales. There was an impairment charge of $44,918 for fiscal year ending April 30, 2017. There was no amortization expense or impairment for the three and six month periods ended October 31, 2017 and 2016, respectively.

Film production costs include the unamortized costs of films in progress which are being produced by the Company.

For films produced by the Company, capitalized costs include all direct production costs and production overhead.

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

Film production costs are stated at the lower of amortized cost or estimated fair value. The valuation of film production costs are reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film is less than its unamortized cost. During the three and six months ended October 31, 2017 and 2016, the Company recorded no impairment charges.

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

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the three and six month periods ended October 31, 2017 and 2016, respectively.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017 AND 2016

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the three months ended October 31, 2017 and 2016, respectively.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at October 31, 2017, assets and liabilities approximate fair value due to their short term nature.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of October 31, 2017, the Company had no assets other than prepaid expenses, cash, and capitalized film production costs.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017 AND 2016

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

Basic and diluted earnings per share are the same as there were no potentially dilutive instruments for the three and six months ended October 31, 2017 and 2016, respectively.

Concentrations, Risks, and Uncertainties

The Company had one customer, Mar Vista Entertainment, that accounted for 100% of total revenue in the three and six months ended October 31, 2016. The Company had no customers in the three and six months ended October 31, 2017 that accounted for 10% or more of total revenue.

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

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017 AND 2016

NOTE 4 – FILM PRODUCTION AGREEMENTS

On March 4, 2016, we signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently completed. Per the agreement, we received $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Bridal Bootcamp” a romantic comedy movie produced by Goliath for delivery to Mar Vista Entertainment LLC for distribution. Additionally, Mar Vista Entertainment, LLC will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of October 31, 2016, the Company has received $125,000 of the advance payments. Bridal Boot Camp was completed in October 2016 resulting in the recognition of the advance payments as revenue of $125,000 in October 2016. Mar Vista is distributing this film.

On September 18, 2015, we signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently completed. Per the agreement, we received $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Merry Exes” retitled “Girlfriends of Christmas Past” a Christmas holiday movie produced by Goliath and delivered to Mar Vista Entertainment LLC. for distribution. Additionally, Mar Vista Entertainment, LLC will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of July 31, 2016, we have received $125,000 of the advance payments. “Merry Exes” “Girlfriends of Christmas Past was completed June 6, 2016 resulting in the recognition of the advance payments as revenue of $125,000 in June 2016. Mar Vista distributed this movie to UPTV.

On May 20, 2015, we signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently completed by us and being licensed by Mar Vista Entertainment, LLC. Per the agreement, we received $175,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Terror Birds” a science fiction movie produced by Goliath and delivered to Mar Vista Entertainment LLC. for distribution. Additionally, Mar Vista Entertainment, LLC will receive 30% of the gross proceeds for a period of 25 years on the film. As of April 30, 2016, the Company had received $175,000 of the advance payments. Terror Birds was completed December 14, 2015 resulting in the recognition of the advance payments as revenue of $175,000 in February 2016. Mar Vista is continuing to distribute this film.

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

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at October 31, 2017 and April 30, 2017.

The Company has authorized 300,000,000 shares of par value $0.001 common stock, of which 174,625,836 and 174,625,836 shares are outstanding at October 31, 2017 and April 30, 2017, respectively.

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

OCTOBER 31, 2017 AND 2016

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

NOTE 7 - RELATED PARTY TRANSACTIONS

During six months ended October 31, 2017, C&R Film paid professional fees and rent on behalf of the Company of $9,838. C&R Film is controlled by Lamont Robert, CEO and Acting CFO of the Company.

In three and six months ended October 31, 2017 and 2016, the Company paid C&R Film for film production costs and reimbursement of various expenses of $0 and $0 and $40,247 and $98,381, respectively. C&R Film is controlled by Lamont Robert, CEO and Acting CFO of the Company.

During the six months ended October 31, 2017, the Company did not enter into any private placement memorandums. During the six months ended October 31, 2016, the Company sold 11,832,000 restricted common shares to a related party affiliate shareholder, as a result of being a greater than 10% shareholder, pursuant to a private placement memorandum in exchange for $118,320.

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

NOTE 9 – SUBSEQUENT EVENTS

In December 2017, the Company issued 1,200,000 restricted common shares to a non-affiliated third party pursuant to a consulting agreement for professional fees.

In December 2017, the Company issued 300,000 restricted common shares to C&R Film for professional fees and rent paid on behalf of the Company of $3,000. C&R Film is controlled by Lamont Robert, CEO and Acting CFO of the Company.

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

Production Agreements

On March 4, 2016, we signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently completed. Per the agreement, we received $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Bridal Bootcamp” a romantic comedy movie produced by Goliath for delivery to Mar Vista Entertainment LLC for distribution. Additionally, Mar Vista Entertainment, LLC will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of October 31, 2016, the Company has received $125,000 of the advance payments. Bridal Boot Camp was completed in October 2016 resulting in the recognition of the advance payments as revenue of $125,000 in October 2016. Mar Vista is distributing this film.

On September 18, 2015, we signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently completed. Per the agreement, we received $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Merry Exes” retitled “Girlfriends of Christmas Past” a Christmas holiday movie produced by Goliath and delivered to Mar Vista Entertainment LLC. for distribution. Additionally, Mar Vista Entertainment, LLC will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of July 31, 2016, we have received $125,000 of the advance payments. “Merry Exes” “Girlfriends of Christmas Past was completed June 6, 2016 resulting in the recognition of the advance payments as revenue of $125,000 in June 2016. Mar Vista distributed this movie to UPTV.

On May 20, 2015, we signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently completed by us and being licensed by Mar Vista Entertainment, LLC. Per the agreement, we received $175,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Terror Birds” a science fiction movie produced by Goliath and delivered to Mar Vista Entertainment LLC. for distribution. Additionally, Mar Vista Entertainment, LLC will receive 30% of the gross proceeds for a period of 25 years on the film. As of April 30, 2016, the Company had received $175,000 of the advance payments. Terror Birds was completed December 14, 2015 resulting in the recognition of the advance payments as revenue of $175,000 in February 2016. Mar Vista is continuing to distribute this film.

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

So how are you different than Amazon, Netflix, and Hulu, to name a few? How can you compete with them? They have a lot of money and name recognition. Why wouldn’t they jump into your niches?

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

Films and Televisions Costs

The Company capitalizes production costs for films produced in accordance with ASC 926-20, “Entertainment-Films - Other Assets - Film Costs”. Accordingly, production costs are capitalized at actual cost and then charged against revenue quarterly as a cost of production based on the relative fair value of the film(s) delivered and recognized as revenue. The Company evaluates its capitalized production costs annually and limits recorded amounts by its ability to recover such costs through expected future sales. There was an impairment charge of $44,918 for fiscal year ending April 30, 2017. There was no amortization expense or impairment for the three and ix months ended October 31, 2017 and 2016, respectively.

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

Film production costs are stated at the lower of amortized cost or estimated fair value. The valuation of film production costs are reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film is less than its unamortized cost. During the three and six months ended October 31, 2017 and 2016, the Company recorded no impairment charges.

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

Plan of Operations

Although we had net income of $42,445 for the six months ended October 31, 2016, we have historical losses and an accumulated deficit of $625,441 as of October 31, 2017. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plan to continue as a going concern revolves around its ability to execute its business strategy of distributing films, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

During the six months ended October 31, 2016, we entered into separate private placement memorandums with an affiliate shareholder under which we issued 11,832,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $118,320. During the six months ended October 31, 2017, we entered into no private placement memorandums. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

Results of Operations

Three Months Ended October 31, 2017 Compared to Three Months Ended October 31, 2016

Film Production Revenue

For the three months ended October 31, 2016, we completed and delivered Bridal Boot Camp and recognized $125,000 as revenue from advance payments previously received from Mar Vista Entertainment. For the three months ended October 31, 2017, we had no revenues.

Cost of Sales

For the three months ended October 31, 2016, we completed and delivered Bridal Boot Camp and recognized $102,488 of production costs as cost of sales. For the three months ended October 31, 2017, we had no cost of sales.

Operating expenses

Operating expenses decreased by $5,751, or 20.8%, to $21,944 in the three months ended October 31, 2017 from $27,695 in the three months ended October 31, 2016 primarily due to decreases in film production costs related to the film, Azusa Street of $24,844, offset partially by an increase in professional fees of $19,511.

Operating expenses for the three months ended October 31, 2017 were comprised primarily of professional fees of $19,511, office rent of $597, and other operating expenses of $1,836.

Operating expenses for the three months ended October 31, 2016 were comprised primarily of film production costs related to the film, Azusa Street, of $24,844, office rent of $597, travel costs of $772, and $1,482 of other operating expenses.

Net income (loss) before income taxes

Net loss before income taxes for the three months ended October 31, 2017 totaled $21,944 primarily due to decreases in film production costs related to the film, Azusa Street, and travel compared to a loss of $5,183 for the three months ended October 31, 2016 primarily due to revenue of $125,000 and decreases in consulting services costs and travel costs.

Assets and Liabilities

Total assets were $367,455 as of October 31, 2017 compared to $369,374 as of April 30, 2017, or a decrease of $1,919, primarily the result of a decrease in cash of $1,919. Total liabilities as of October 31, 2017 were $45,826 compared to $23,988 as of April 30, 2017, or an increase of $21,838, primarily the result of increases in accounts payable and accrued expenses of $12,000, and accounts payable – related party of $9,838 as a result of C&R Film paying professional fees and rent on behalf of the Company of $9,838. C&R Film is controlled by Lamont Robert, CEO and Acting CFO of the Company..

Stockholders’ Equity

Stockholders’ equity was $343,467 as of October 31, 2017. Changes in stockholders’ equity during the six months ended October 31, 2017 consisted primarily of a net loss of $23,757.

Six Months Ended October 31, 2017 Compared to Six Months Ended October 31, 2016

Film Production Revenue

For the six months ended October 31, 2016, we completed and delivered Bridal Boot Camp and Merry Exes and recognized $250,000 as revenue from advance payments previously received from Mar Vista Entertainment. For the six months ended October 31, 2017, we had no revenues.

Cost of Sales

For the six months ended October 31, 2016, we completed and delivered Bridal Boot Camp and Merry Exes and recognized $169,300 of production costs as cost of sales. For the six months ended October 31, 2015, we had no cost of sales.

Operating expenses

Operating expenses decreased by $13,838, or 36.8%, to $23,757 in the six months ended October 31, 2017 from $37,595 in the six months ended October 31, 2015 primarily due to decreases in film production costs related to the film, Azusa Street, of $24,844, offset partially by an increase in professional fees of $14,421.

Operating expenses for the six months ended October 31, 2017 were comprised primarily of professional fees of $19,511, office rent of $1,194, travel costs of $615, and $2,437 of other operating expenses.

Operating expenses for the six months ended October 31, 2016 were comprised primarily of film production costs related to the film, Azusa Street, of $24,844, office rent of $1,194, consulting services costs of $5,090, travel costs of $1,518, and $4,949 of other operating expenses.

Net income (loss) before income taxes

Net loss before income taxes for the six months ended October 31, 2017 totaled $23,757 primarily due to decreases in film production costs related to the film, Azusa Street, and travel compared to net income of $43,105 for the six months ended October 31, 2016 primarily due to revenue of $250,000, cost of sales of $169,300, and increases in consulting services costs and travel costs.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash of $1,919 in the six months ended October 31, 2017 resulting from cash used in operating activities of $1,919.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Six Months Ended October 31,
	2017	2016

Cash at beginning of period	$2,468	$25,310
Net cash used in operating activities	(1,919)	(144,513)
Net cash used in investing activities	—	—
Net cash provided by financing activities	—	119,295
Cash at end of period	$549	$92

Net cash used in operating activities was $1,919 for the six months ended October 31, 2017 compared to net cash used in operations for the six months ended October 31, 2016 of $144,513 primarily due to a net loss of $23,757 for the six months ended October 31, 2017, offset partially by $21,838 in expenses that were paid by others on behalf of the Company.

Net cash provided by financing activities was $0 for the six months ended October 31, 2017, compared to net cash provided by financing activities of $119,295 for the six months ended October 31, 2016 primarily due to proceeds from issuance of common stock of $118,320 for the six months ended October 31, 2016.

Our cash needs in the year ending April 30, 2018 are estimated to be $200,000. This budget is based on the assumption that we will carry out one project at a time for which we will need about $50,000 in working capital; general and administrative expenses of $150,000 for the costs related to being public, and miscellaneous office expenses. We sold 30,852,250 shares for net proceeds of $328,855 in offerings conducted in fiscal years 2016 and 2015. As we move forward with our business plan we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2017 fiscal year.

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

Equity Financing

During the six months ended October 31, 2017, the Company did not enter into any private placement memorandums. During the six months ended October 31, 2016, we sold 11,832,000 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $118,320. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (October 31, 2017), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2017 that have materially affected or are reasonably likely to materially affect our internal controls.

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

GOLIATH FILM AND MEDIA HOLDINGS

Dated: December 15, 2017	By:	/s/ Lamont Roberts
Lamont Roberts
CEO Director and acting Chief Financial Officer

/s Mike Criscione
Mike Criscione
Director

