Form 10-Q
period 2018-01-31
Goliath Film & Media Holdings
filed 2018-03-15
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to__________	Commission File Number 000-18945

GOLIATH FILM AND MEDIA HOLDINGS

(Exact name of registrant as specified in its charter)

Nevada	84-1055077
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

4640 Admiralty Way, Suite 500, Marina del Rey, California	90292
(Address of principal executive offices)	(Zip Code)

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

There were 174,625,386 shares of common stock issued and outstanding as of March 12, 2018.

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

The results for the periods ended January 31, 2018 are not necessarily indicative of the results of operations for the full year.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2018	April 30, 2017
	(unaudited)
ASSETS
Current assets
Cash	$478	$2,468
Prepaid expenses	299	299
Total current assets	777	2,767

Long-term assets
Other assets	15,000	15,000
Film production costs, net	351,607	351,607
Total long-term assets	366,607	366,607

Total assets	$367,384	$369,374

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$23,996	$23,988
Accounts payable – related party	5,497	—
Total current liabilities	29,493	23,988

Total liabilities	29,493	23,988

Stockholders’ equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at January 31, 2018 and April 30, 2017	—	—

Common stock, $0.001 par value, 300,000,000 shares authorized; 174,625,386 and 174,625,386 shares issued and outstanding, at January 31, 2018 and April 30, 2017	174,626	174,626
Additional paid in capital	772,444	772,444
Common stock to be issued	21,838	—
Accumulated deficit	(631,017)	(601,684)
Total stockholders’ equity	337,891	345,386

Total liabilities and stockholders’ equity	$367,384	$369,374

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Nine Months Ended		For the Three Months Ended
	January 31,		January 31,
	2018	2017	2018	2017

Film production revenues	$—	250,000	$—	—
Cost of sales	—	169,300	—	—
Gross profit	—	80,700	—	—

Operating expenses
General and administrative	29,333	54,195	5,576	16,599
Total operating expenses	29,333	26,505	5,576	16,599

Profit (loss) from operations	(29,333)	26,505	(5,576)	(16,599)

Profit (loss) before income tax	(29,333)	26,505	(5,576)	(16,599)

Provision for income taxes	—	1,650	—	990

Net profit (loss)	$(29,333)	$24,855	$(5,576)	$(17,589)

Net loss per share of common stock:
Basic and diluted	$0.00	$0.00	$(0.00)	(0.00)

Weighted average shares
Outstanding – basic and diluted	174,625,386	168,667,817	174,625,386	172,905,790

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended,
	January 31, 2018	January 31, 2017

Cash flows from operating activities
Net loss (profit)	$(29,333)	$24,855
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of company – related party	27,335
Changes in operating assets and liabilities:
Film production costs	—	(80,618)
Advance for film production costs	—	(100,000)
Accounts payable	8	(5,349)
Net cash used in operating activities	(1,990)	(161,112)

Cash flows from investing activities
Investment in films	—	—
Net cash provided by investing activities	—	—

Cash flows from financing activities
Proceeds from issuance of common stock	—	164,115
Line of credit	—	(18,332)
Net cash used in financing activities	—	145,783

Net change in cash and cash equivalent	(1,990)	(15,329)
Cash and cash equivalent at beginning of period	2,468	25,310
Cash and cash equivalent at end of period	$478	$9,981

Non-cash investing and financing activities:
Settlement of accounts payable – related party for common stock to be issued	21,838	—

Supplemental Disclosure of cash flow Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018 AND 2017

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and operations and cash flows at January 31, 2018 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2017 and 2016 audited financial statements filed on Form 10K on August 15, 2017. The results of operations for the periods ended January 31, 2018 and 2017 are not necessarily indicative of the operating results for the full years.

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

JANUARY 31, 2018 AND 2017

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

Films and Televisions Costs

The Company capitalizes production costs for films produced in accordance with ASC 926-20, “Entertainment-Films - Other Assets - Film Costs”. Accordingly, production costs are capitalized at actual cost and then charged against revenue quarterly as a cost of production based on the relative fair value of the film(s) delivered and recognized as revenue. The Company evaluates its capitalized production costs annually and limits recorded amounts by its ability to recover such costs through expected future sales. There was an impairment charge of $44,918 for fiscal year ending April 30, 2017. There was no amortization expense or impairment for the three and nine month periods ended January 31, 2018 and 2017, respectively.

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

Film production costs are stated at the lower of amortized cost or estimated fair value. The valuation of film production costs are reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film is less than its unamortized cost. During the three and nine months ended January 31, 2018 and 2017, the Company recorded no impairment charges.

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

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the three and nine month periods ended January 31, 2018 and 2017, respectively.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018 AND 2017

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the three and nine months ended January 31, 2018 and 2017, respectively.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at January 31, 2018, assets and liabilities approximate fair value due to their short term nature.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018 AND 2017

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of January 31, 2018, the Company had no assets other than prepaid expenses, cash, and capitalized film production costs.

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

Basic and diluted earnings per share are the same as there were no potentially dilutive instruments for the three and nine months ended January 31, 2018 and 2017, respectively.

Concentrations, Risks, and Uncertainties

The Company had one customer, Mar Vista Entertainment, that accounted for 100% of total revenue in the three and nine months ended January 31, 2017. The Company had no customers in the three and nine months ended January 31, 2018 that accounted for 10% or more of total revenue.

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

JANUARY 31, 2018 AND 2017

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

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at January 31, 2018 and April 30, 2017.

The Company has authorized 300,000,000 shares of par value $0.001 common stock, of which 174,625,836 and 174,625,836 shares are outstanding at January 31, 2018 and April 30, 2017, respectively.

During the nine months ended January 31, 2018, the Company entered into a stock subscription agreement to issue 21,183,800 shares of common stock to settle $21,838 in accounts payable – related party

NOTE 6 – GOING CONCERN

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

JANUARY 31, 2018 AND 2017

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

NOTE 7 - RELATED PARTY TRANSACTIONS

During nine months ended January 31, 2018, C&R Film paid professional fees and rent on behalf of the Company of $24,335. C&R Film is controlled by Lamont Robert, CEO and Acting CFO of the Company. C&R converted $21,838 of this balance into 2,183,800 shares of the Company’s common stock at $0.01 per share, which have not yet been issued.

During nine months ended January 31, 2018, an affiliate shareholder owning more than 10% of the Company’s common shares paid professional fees on behalf of the Company of $3,000.

In three and nine months ended January 31, 2018 and 2017, the Company paid C&R Film for film production costs and reimbursement of various expenses of $0 and $0 and $0 and $98,381, respectively. C&R Film is controlled by Lamont Roberts, CEO and Acting CFO of the Company.

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

NOTE 9 – SUBSEQUENT EVENTS

There were no other events subsequent to January 31, 2018, and up to the date of this filing that would require disclosure.

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

We have no employees. Our administrative office is in Marina del Rey, California.

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

Films and Televisions Costs

The Company capitalizes production costs for films produced in accordance with ASC 926-20, “Entertainment-Films - Other Assets - Film Costs”. Accordingly, production costs are capitalized at actual cost and then charged against revenue quarterly as a cost of production based on the relative fair value of the film(s) delivered and recognized as revenue. The Company evaluates its capitalized production costs annually and limits recorded amounts by its ability to recover such costs through expected future sales. There was an impairment charge of $44,918 for fiscal year ending April 30, 2017. There was no amortization expense or impairment for the three and nine months ended January 31, 2018 and 2017, respectively.

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

Film production costs are stated at the lower of amortized cost or estimated fair value. The valuation of film production costs are reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film is less than its unamortized cost. During the three and nine months ended January 31, 2018 and 2017, the Company recorded no impairment charges.

Recent Accounting Pronouncements

We have evaluated new accounting pronouncements that have been issued and are not yet effective for us and determined that there are no such pronouncements expected to have an impact on our future financial statements.

Plan of Operations

Although we had net income of $24,855 for the nine months ended January 31, 2017, we have historical losses and an accumulated deficit of $631,017 as of January 31, 2018. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plan to continue as a going concern revolves around its ability to execute its business strategy of distributing films, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

During the nine months ended January 31, 2018, we entered into separate private placement memorandums with an affiliate shareholder under which we issued 11,832,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $118,320. During the nine months ended January 31, 2018, we entered into no private placement memorandums. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

Results of Operations

Three Months Ended January 31, 2018 Compared to Three Months Ended January 31, 2017

Film Production Revenue

For the three months ended January 31, 2018 and 2017, we did not generate any revenues.

Cost of Sales

For the three months ended January 31, 2018 and 2017, we had no cost of sales.

Operating expenses

Operating expenses decreased by $11,023, or 66.4%, to $5,576 in the three months ended January 31, 2018 from $16,599 in the three months ended January 31, 2017 primarily due to decreases in professional fees of $13,100, offset primarily by the increase in consulting service costs of $3,700.

Operating expenses for the three months ended January 31, 2018 were comprised primarily of consulting service costs of $4,900, office rent of $597, and other operating expenses of $79.

Operating expenses for the three months ended January 31, 2017 were comprised primarily of $13,000 in professional fees, $1,200 in consulting services costs; travel costs of $482, rent of $398, and $1,519 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the three months ended January 31, 2018 totaled $5,576 primarily due to decreases in professional fees compared to a loss of $16,599 for the three months ended January 31, 2017.

Assets and Liabilities

Total assets were $367,384 as of January 31, 2018 compared to $369,374 as of April 30, 2017, or a decrease of $1,990, primarily the result of a decrease in cash of $1,990. Total liabilities as of January 31, 2018 were $29,493 compared to $23,988 as of April 30, 2017, or an increase of $5,505, primarily the result of increases in accounts payable – related party of $5,497 as a result of C&R Film paying professional fees and rent on behalf of the Company of $21,838. C&R Film is controlled by Lamont Robert, CEO and Acting CFO of the Company.

Stockholders’ Equity

Stockholders’ equity was $337,891 as of January 31, 2018. Changes in stockholders’ equity during the nine months ended January 31, 2018 consisted primarily of a net loss of $29,333.

Nine Months Ended January 31, 2018 Compared to Nine Months Ended January 31, 2017

Film Production Revenue

For the nine months ended January 31, 2017, we completed and delivered Bridal Boot Camp and Merry Exes and recognized $250,000 as revenue from advance payments previously received from Mar Vista Entertainment. For the nine months ended January 31, 2018, we had no revenues.

Cost of Sales

For the nine months ended January 31, 2017, we completed and delivered Bridal Boot Camp and Merry Exes and recognized $169,300 of production costs as cost of sales. For the nine months ended January 31, 2018, we had no cost of sales.

Operating expenses

Operating expenses decreased by $24,862, or 45.9%, to $29,333 in the nine months ended January 31, 2018 from $54,195 in the nine months ended October 31, 2015 primarily due to decreases in film production costs related to the film, Azusa Street, of $24,844, professional fees of $15,864, and travel costs of $1,385, offset partially by an increase in consulting services costs of $23,111.

Operating expenses for the nine months ended January 31, 2018 were comprised primarily of consulting services costs of $24,411, professional fees of $2,329, office rent of $1,791, travel costs of $615, and $187 of other operating expenses.

Operating expenses for the nine months ended January 31, 2017 were comprised primarily of film production costs of $24,844, professional fees of $18,193, rent of $1,592, $1,300 in consulting services costs, travel costs of $2,000, and $6,266 of other operating expenses.

Net income (loss) before income taxes

Net loss before income taxes for the nine months ended January 31, 2018 totaled $29,333 primarily due to decreases in film production costs related to the film, Azusa Street, professional fees, and travel compared to net income of $26,505 for the nine months ended January 31, 2017 primarily due to revenue of $250,000, cost of sales of $169,300, and increases in consulting services costs and travel costs.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash of $1,990 in the nine months ended January 31, 2018 resulting from cash used in operating activities of $1,990.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Nine Months Ended January 31,
	2018	2017

Cash at beginning of period	$2,468	$25,310
Net cash used in operating activities	(1,990)	(161,112)
Net cash used in investing activities	—	—
Net cash provided by financing activities	—	145,783
Cash at end of period	$478	$9,981

Net cash used in operating activities was $1,990 for the nine months ended January 31, 2018 compared to net cash used in operations for the nine months ended January 31, 2017 of $161,112 primarily due to a net loss of $29,333 for the nine months ended January 31, 2018, offset partially by $27,335 in expenses that were paid by others on behalf of the Company.

Net cash provided by financing activities was $0 for the nine months ended January 31, 2018, compared to net cash provided by financing activities of $145,783 for the nine months ended January 31, 2017 primarily due to proceeds from issuance of common stock of $164,115 for the nine months ended January 31, 2017.

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

Equity Financing

During the nine months ended January 31, 2018, the Company did not enter into any private placement memorandums. During the nine months ended January 31, 2017, we sold 11,832,000 restricted common shares to an affiliate shareholder pursuant to a private placement memorandum in exchange for $118,320 and 4,579,469 restricted common shares to a related party pursuant to a private placement memorandum in exchange for $45,795. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (January 31, 2018), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2018 that have materially affected or are reasonably likely to materially affect our internal controls.

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

GOLIATH FILM AND MEDIA HOLDINGS

Dated: March 15, 2018	By:	/s/ Lamont Roberts
Lamont Roberts
CEO Director and acting Chief Financial Officer

/s/ Mike Criscione
Mike Criscione Director

