Form 10-K
period 2018-04-30
Goliath Film & Media Holdings
filed 2018-08-13
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2018

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

Registrant’s telephone number, including area code: (310) 467-0721

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [ X ] Emerging growth company [  ]

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

Yes [  ] No [ X ]

State issuer’s revenues for its most recent fiscal year: $0

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 2017 was $288,556 based on 28,855,555 shares being owned by non-affiliates, and the market price of $0.01 as of October 31, 2017.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 138,964,917 shares of common stock $0.001 par value, issued and outstanding as August 13, 2018.

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

On October 25, 2011, Goliath Film and Media International, a Nevada corporation, entered into an Agreement and Plan of Reorganization (the “Exchange Agreement”), pursuant to which Goliath Film and Media International was acquired by China Advanced Technology. Prior to the acquisition, our principal operations consisted of internet marketing, and were conducted through a wholly owned subsidiary, Live Wise, Inc. Live Wise was disposed of on October 31, 2011 for cancellation of debt and shares described below. At the Closing Date, there were no assets or liabilities on China Advanced Technology’s balance sheets.

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

Production Agreements

On April 30,2018, the company recorded an impairment charge of $366,607 as no further revenues from the production of its films has been received and there exists doubt about any possible revenue from those films in the future.

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

Generically, the main reason why good, quality motion pictures are not distributed is that the production of a motion picture requires money and creativity, and marketing a motion picture requires an entirely different set of skills. Many people dream of making a movie; few aspire to distribute them. We estimate that there are in excess of 10,000 such motion pictures “gathering dust.” There also have been and continue to be substantial tax incentives for motion picture production in many States and international Territories, so that many producers do not need to depend on successful marketing in order to find investors for their projects. A secondary factor is the difficulty of finding a reputable distributor. We think that our management has an excellent reputation in the industry and we will be able to obtain distribution rights for content. Finally, many distributors as well as buyers do not have an interest in niche market films, because they see the market as limited. Goliath sees the problem to be, rather, there is no market merely because no one has assembled a critical mass of films for these niches. Most participants in the motion picture industry are based in “Hollywood” and the major coastal metropolitan areas. As an example, our “faith-based” films especially are targeted toward the “Bible Belt” and the “Flyover Country”: places that the industry has consistently overlooked.

Why are you able to identify and acquire these motion pictures and educational videos?

After attending all the major content acquisition markets around the world over the last three years, our Staff has developed relationships with numerous quality filmmakers who need assistance in marketing and distributing their product. Goliath has also developed vital relationships with many of the major content buyers, distributors, networks and sales agents. Many of the filmmakers have requested the Company’s assistance in marketing and distributing their product. Goliath will continue to pursue the marketing and distribution of product that is demanded in the marketplace and desired by major aggregators, distributors, networks and studios.

So how are you different than Amazon, Netflix, and Hulu, to name a few? How can you compete with them? They have a lot of money and name recognition. Why wouldn’t they jump into your niches?

As a content provider we are not competing with these entities but rather are working on providing them with quality content. As an example, NETFLIX using its “streaming platform” has such a high demand for programming content, they are spending in excess of $8 billion this year for the acquisition of completed programming as well as for the development of original content by them. Therefore, as is mentioned, part of their resources are directed toward acquiring content and part is targeting in-house” and joint venture productions of quality content. This content will be targeted to their subscription base on a domestic and international level.

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

We believe that there is an increasing and ongoing trend in home entertainment in servicing niches. Many viewers have cable or satellite service with hundreds of channels, but view only a few channels that cater to their particular interests. The significant type of niche we are targeting are the numerous immigrant groups in the United States. Other than Spanish speaking immigrants, coverage is scarce.

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

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market information and issuance of unregistered securities

The high and low sales prices for the common stock through April 30, 2018 were as follows:

Quarter Ended	High	Low
April 30, 2018	$0.004	$0.004
January 31, 2017	0.001	0.002
October 31, 2017	0.018	0.0045
July 31, 2017	0.0073	0.0045

Quarter Ended	High	Low
April 30, 2017	$0.007	$0.002
January 31, 2016	0.004	0.002
October 31, 2016	0.005	0.002
July 31, 2016	0.005	0.002

All share information is adjusted for stock splits and stock dividends. The above information was supplied by the OTC Exchange and these prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b)	Holders

As of August 13, 2018, there were 89 record holders of our common stock.

(c)	Dividends

We have not paid any dividends on its common stock. We currently intend to retain any earnings for use in our business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d)	Equity Compensation Plans

There are no Equity Compensation Plans in place as of April 30, 2018.

(e) Performance Graphic. We are not required to provide a performance graph since it is a “smaller reporting company” as defined in Regulation S-K Rule 10(f).

Company issuances of common stock during the years ended April 30, 2018 and 2017.

In fiscal year 2018, we agreed to issue a total of 2,183,800 restricted common shares to Lamont Roberts, our CEO, in accordance with Rule 144, in exchange for expenses paid on behalf of the Company for $21,838. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

In fiscal year 2017, we agreed to issue a total of 11,832,000 restricted common shares to a related party affiliate in accordance with Rule 144, in exchange for approximately $118,320. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

In fiscal year 2017, we agreed to issue a total of 4,579,469 restricted common shares to Lamont Roberts, our CEO, in accordance with Rule 144, in exchange for approximately $45,795. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification ASC 606 (“ASC 606”), Revenue from Contracts with Customers, using the modified retrospective approach for all contracts not completed as of the date of adoption. Results for the reporting periods beginning on January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with accounting under ASC 605, Revenue Recognition. As a result of adopting ASC 606, amounts reported under ASC 606 were not materially different from amounts that would have been reported under the previous revenue guidance of ASC 605, as such, no cumulative adjustment to retained earnings.

The Company generates all of its revenue from contracts with customers. The Company recognizes revenue when we satisfy a performance obligation by transferring control of the promised services to a customer in an amount that reflects the consideration that we expect to receive in exchange for those services. The Company determines revenue recognition through the following steps:

1.	Identification of the contract, or contracts, with a customer.
2.	Identification of the performance obligations in the contract.
3.	Determination of the transaction price.
4.	Allocation of the transaction price to the performance obligations in the contract
5.	Recognition of revenue when, or as, we satisfy a performance obligation.

At contract inception, the Company assesses the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, the Company considers all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. The Company allocates the entire transaction price to a single performance obligation.

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

The Company will evaluate whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions when revenues are achieved. Generally, when the Company is primarily obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded at the gross sale price. The Company generally records the net amounts as commissions earned if we are not primarily obligated and do not have latitude in establishing prices. The Company records all revenue transactions at the gross sale price.

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

Intangible Assets

The Company’s intangible assets consist of intellectual property, principally motion pictures. The Company periodically reviews its long lived assets to ensure that their carrying value does not exceed their fair market value. There was an impairment charge of $366,607 and $44,918 for fiscal years ending April 30, 2018 and 2017, respectively.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at April 30, 2018, assets and liabilities approximate fair value due to their short term nature.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of April 30, 2018, the Company had less than $1,000 in assets.

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

Basic and diluted earnings per share are the same as there were no potentially dilutive instruments for the years ended April 30, 2018 and 2017.

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

Concentrations, Risks, and Uncertainties

The Company did not have a concentration of business with suppliers or customers constituting greater than 10% of the Company’s gross sales during 2018. In 2017 all of its revenues were from Mar Vista Entertainment LLC.

Recent Accounting Pronouncements

We have evaluated new accounting pronouncements that have been issued and are not yet effective for us and determined that there are no such pronouncements expected to have an impact on our future financial statements.

Plan of Operations

The Company had net losses of 396,981 and $7,172 for the years ended April 30, 2018 and 2017, respectively, and historical losses totaling $998,665. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plan to continue as a going concern revolves around its ability to execute its business strategy of distributing digital content, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

In the fiscal years ending April 30, 2018 and 2017, $0 and $164,115, respectively, was raised from the sale of stock for future business projects with us.

Results of Operations

Fiscal Year Ended April 30, 2018 Compared to Fiscal Year Ended April 30, 2017

Revenue

For the fiscal year ended April 30, 2017, we completed and delivered “Bridal Boot Camp” and “Merry Exes” retitled “Girlfriends of Christmas Past” and recognized a total of $250,000 as revenue from advance payments previously received from Mar Vista Entertainment.

For the fiscal year ended April 30, 2018, we had no revenues.

Cost of Sales

For the fiscal year ended April 30, 2017, we completed and delivered “Bridal Boot Camp” and “Merry Exes” retitled “Girlfriends of Christmas Past” and recognized $169,300 of production costs as cost of sales.

For the fiscal year ended April 30, 2018, we had no cost of sales.

Operating expenses

Operating expenses increased by $304,210, or 292.3%, to $408,272 in the year ended April 30, 2018 from $104,062 in the year ended April 30, 2016 primarily due to decreases in production costs, office rent, travel costs, and other general and administration costs, offset primarily by increases in professional fees. The company has impairment of $366,607 in the period ended April 30, 2018 compared to impairment charges for film production of $44,918 as a result of the company determining that further revenues for its films with Mar Vista Entertainment LLC may never be realized.

Operating expenses for the year ended April 30, 2018 were comprised primarily of travel costs of $615, office rent of $3,184, professional fees of $11,684, consulting costs of $26,011, and $171 of other general and administration costs, and the impairment charges for film production of $366,607.

Operating expenses for the year ended April 30, 2017 were comprised primarily of $24,844 in production costs; travel costs of $2,934, office rent of $2,189, professional fees of $21,407, and $7,770 of other general and administration costs, and the impairment charges for film production of $44,918.

Loss before income taxes

Net loss before income taxes for the year ended April 30, 2018 totaled $396,981 primarily due to the impairment of film costs of $366,607. Net loss before income taxes for the year ended April 30, 2017 totaled $7,172 primarily due to revenue of $250,000 and offset primarily by professional fees, consulting services costs, office rent, and travel costs.

Assets and Liabilities

Total assets were $793 as of April 30, 2017 compared to $369,374 as of April 30, 2017, or a decrease of $368,581, is primarily the result of the impairment of film production costs of $366,607 as a result of an impairment charge and cash of $1,974. Total liabilities as of April 30, 2018 were $30,550 compared to $23,988 as of April 30, 2017, or an increase of $6,562. The increase was primarily the result of an increase in accounts payable – related party of $15,340. The reason for the impairment charges are the result of the company’s determination that revenues from the production of its films with Mar Vista Entertainment LLC may not be realized.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of $1,974 in the year ending April 30, 2018 resulting from cash used in operations of $1,974.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Year Ended April 30,
	2018	2017

Cash at beginning of period	$2,468	$25,310
Net cash used in operating activities	(1,974)	(166,070)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	143,228
Cash at end of period	$494	$2,468

Net cash used in operations was $1,974 for the year ending April 30, 2018 compared to net cash used in operations for the year ending April 30, 2017 of $166,070 primarily due to net loss of $396,981 for the year ending April 30, 2018, the impairment of film production costs of $366,607 and $34,178 in expenses that were paid by others on behalf of the Company.

Net cash used in operations was $166,070 for the year ending April 30, 2017 primarily due to the change in operating assets and liabilities of $46,102, primarily due to the change in film production costs of $169,300, accounts payable and accrued expenses of $23,198, and advances for film production of $100,000, and the impairment of film production costs of $44,918, and offset partially by net loss of $7,172 for the year ending April 30, 2017.

Net cash used in investing activities was $0 and $0 for the years ending April 30, 2018 and 2017, respectively

Net cash used in investing activities was $0 for the year ending April 30, 2018, compared to net cash provided by financing activities of $143,228 for the year ending April 30, 2017 primarily as the result of the issuance of stock for cash of $164,115, repayment of the line of credit from the bank of $20,887.

Our cash needs in the year ending April 30, 2019 are estimated to be $200,000. This budget is based on the assumption that we will carry out one project at a time for which we will need about $50,000 in working capital; general and administrative expenses of $150,000 for the costs related to being public, and miscellaneous office expenses. We sold no shares in fiscal year 2018 and sold 16,411,469 shares for net proceeds of $164,115 in offerings conducted in fiscal years 2017. As we move forward with our business plan we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2018 fiscal year.

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

Equity Financing

In fiscal year 2018, we agreed to issue a total of 2,183,800 restricted common shares to Lamont Roberts, our CEO, in accordance with Rule 144, in exchange for expenses paid on behalf of the Company for $21,838. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

In fiscal year 2017, we agreed to issue a total of 11,832,000 restricted common shares to a related party affiliate in accordance with Rule 144, in exchange for approximately $118,320. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

In fiscal year 2017, we issued a total of 4,579,469 restricted common shares to Lamont Roberts, our CEO, in accordance with Rule 144, in exchange for approximately $45,795. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

Due to the Company’s previous transfer agent exiting the business, the Company has not issued 37,844,269 common shares to a related party affiliate. These shares are reflected in the above disclosures.

Other

In the year ended April 30, 2017, the Company paid C&R Film for capitalized film costs, consulting and reimbursement of various expenses $98,381. The Company paid $0 in the year ended April 30, 2018. C&R Film is controlled by Lamont Robert, CEO and Acting CFO of the Company.

Further, Mike Criscione, Director of the Company received payments of $0 in years ended April 30, 2018 and 2017 for capitalized film costs, consulting and reimbursements for expenses paid on behalf of the Company.

Additionally, Lamont Roberts, CEO and Acting CFO of the Company, paid professional fees and rent on behalf of the Company of $37,178 during the fiscal year ended April 30, 2018 and made advances of $8,000 to the Company and received $8,000 as repayment of advances during the fiscal year ended April 30, 2017.

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

YEARS ENDED APRIL 30, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Goliath Film & Media Holdings

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Goliath Film & Media Holdings (“the Company”) as of April 30, 2018 and 2017, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended April 30, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2013

Salt Lake City, UT

August 13 2018

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED BALANCE SHEETS

	APRIL 30,
	2018	2017
ASSETS
Current assets
Cash	$494	$2,468
Prepaid expense	299	299
Total current assets	793	2,767

Long-term assets
Other assets	—	15,000
Film production costs, net	—	351,607
Total long-term assets	—	366,607

Total assets	$793	$369,374

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$15,210	$23,988
Accounts payable – related party	15,340	—
Total current liabilities	30,550	23,988

Total liabilities	30,550	23,988

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at April 30, 2018 and 2017	—	—

Common stock, $0.001 par value, 300,000,000 shares authorized; 138,964,917 and 138,964,917 shares issued and outstanding, at April 30, 2018 and 2017, respectively	138,966	138,966
Additional paid in capital	451,500	451,500
Common stock to be issued	378,442	356,604
Accumulated deficit	(998,665)	(601,684)
Total stockholders’ equity (deficit)	(29,757)	345,386

Total liabilities and stockholders’ equity (deficit) $	793	$369,374

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended,
	April 30, 2018	April 30, 2017

Film production revenues	$—	$250,000
Cost of sales	—	169,300
Gross profit	—	80,700

Operating Expenses
General and administrative	41,665	59,144
Impairment of film production costs	366,607	44,918
Total operating expenses	408,272	104,062

Loss from operations	(408,272)	(23,362)

Other income
Gain on extinguishment of debt	11,291	18,830
Total other income	11,291	18,830

Loss before income taxes	(396,981)	(4,532)

Provision for income taxes	—	(2,640)

Net loss	$(396,981)	$(7,172)

Net loss per share of common stock:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares Outstanding-Basic and diluted	175,522,838	170,120,484

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock					Total
	Shares	Amount	Additional Paid in Capital	Common Stock to be Issued	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balances, April 30, 2016	138,964,917	$138,966	$451,500	$192,489	$(594,512)	$188,443

Common stock to be issued – related parties	—	—	—	164,115		164,115
Net loss, year ended April 30, 2017	—	—	—	—	(7,172)	(7,172)
Balances, April 30, 2017	138,964,917	$138,966	$451,500	$356,604	$(601,684)	$345,386

Common stock to be issued – related party	—	—	—	21,838	—	21,838
Net loss, year ended April 30, 2018	—	—	—	—	(396,981)	(396,981)
Balances, April 30, 2018	138,964,917	$138,966	$451,500	$378,442	$(998,665)	$(29,757)

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	April 30, 2018	April 30, 2017

Cash flows from operating activities
Net loss	$(396,981)	$(7,172)
Adjustments to reconcile net income to net cash used in operating activities
Expenses paid on behalf of company – related party	37,178	—
Gain on extinguishment of debt	(11,291)	—
Impairment of film production costs	366,607	44,918
Changes in operating assets and liabilities:
Film production costs	—	80,618
Accounts payable and accrued expenses	2,513	(23,198)
Advances for film production	—	(100,000)
Net cash used in operating activities	(1,974)	(166,070))

Cash flows from financing activities
Proceeds from issuance of common stock	—	164,115
Repayment of line of credit	—	(20,887)
Proceeds from advances	—	1,950
Repayment of advances	—	(1,950)
Proceeds from advance – related party	—	8,000
Repayment of advances – related party	—	(8,000)
Net cash provided by financing activities	—	143,228

Net change in cash	(1,974)	(22,842)
Cash at beginning of period	2,468	25,310
Cash at end of period	$494	$2,468

Supplemental Disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	—	—

Supplemental Disclosure of cash flow Information:
Settlement of accounts payable – related party for common stock to be issued	$21,838	$—

See accompanying notes to consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

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

Reclassifications

Certain prior period amounts were reclassified to conform to the current period presentation. The consolidated balance sheet previously presented common stock that has not yet been issued as having been issued and outstanding. These balances are now shown as common stock to be issued. Also, the impairment of film costs was previously presented as an other expense. It has been reclassified as an operating expense to be consistent with current year presentation.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

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

Films and Television Costs

The Company capitalizes production costs for films produced in accordance with ASC 926-20, “Entertainment-Films - Other Assets - Film Costs”. Accordingly, production costs are capitalized at actual cost and then charged against revenue quarterly as a cost of production based on the relative fair value of the film(s) delivered and recognized as revenue. The Company evaluates its capitalized production costs annually and limits recorded amounts by its ability to recover such costs through expected future sales. The Company recorded an impairment of film production costs of $366,607 and $44,918 for the fiscal years ended April 30, 2018 and 2017, respectively.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification ASC 606 (“ASC 606”), Revenue from Contracts with Customers, using the modified retrospective approach for all contracts not completed as of the date of adoption. Results for the reporting periods beginning on January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with accounting under ASC 605, Revenue Recognition. As a result of adopting ASC 606, amounts reported under ASC 606 were not materially different from amounts that would have been reported under the previous revenue guidance of ASC 605, as such, no cumulative adjustment to retained earnings.

The Company generates all of its revenue from contracts with customers. The Company recognizes revenue when we satisfy a performance obligation by transferring control of the promised services to a customer in an amount that reflects the consideration that we expect to receive in exchange for those services. The Company determines revenue recognition through the following steps:

1.	Identification of the contract, or contracts, with a customer.
2.	Identification of the performance obligations in the contract.
3.	Determination of the transaction price.
4.	Allocation of the transaction price to the performance obligations in the contract
5.	Recognition of revenue when, or as, we satisfy a performance obligation.

At contract inception, the Company assesses the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, the Company considers all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. The Company allocates the entire transaction price to a single performance obligation.

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

FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

The Company recognizes revenue when the distributor confirms to the Company that the film has been delivered to the distributor with all technical and document deliveries received, waived or deferred and the film has been entered into the distributor’s rights system.

The Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when the Company is primarily obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded at the gross sale price. The Company generally records the net amounts as commissions earned if we are not primarily obligated and do not have latitude in establishing prices. The Company records all revenue transactions at the gross sale price.

For the fiscal year ended April 30, 2018 the Company did not have any recorded revenue.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the years ended April 30, 2018 and 2017, respectively.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the years ended April 30, 2018 and 2017.

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

FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

● Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

● Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The Company’s adoption of FASB ASC Topic 825 did not have a material impact on the Company’s consolidated financial statements.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at April 30, 2018, assets and liabilities approximate fair value due to their short term nature.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of April 30, 2018, the Company had less than $1,000 in assets.

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

Basic and diluted earnings per share are the same as there were no potentially dilutive instruments for the years ended April 30, 2018 and 2017.

Concentrations, Risks, and Uncertainties

The Company business with suppliers or customers has entirely come from Mar Vista of the Company’s gross sales during 2017.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

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

NOTE 2 – COMMON STOCK

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at April 30, 2018 or 2017.

The Company has authorized 300,000,000 shares of par value $0.001 common stock, of which 138,964,917 and 138,964,917 shares are outstanding at April 30, 2018 and 2017, respectively.

In fiscal year 2018, we agreed to issue a total of 2,183,800 restricted common shares to Lamont Roberts, our CEO, in accordance with Rule 144, in exchange for expenses paid on behalf of the Company for $21,838. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

During the year ended April 30, 2017, the Company entered into separate private placement memorandums with a related party affiliate, as a result of being a greater than 10% shareholder, shareholder under which we agreed to issue 11,832,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $118,320. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

During the year ended April 30, 2017, the Company entered into a separate private placement memorandums with Lamont Roberts, the Company’s CEO, under which the Company agreed to issue 4,579,469 shares of its common stock, restricted in accordance with Rule 144, in exchange for $45,795. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

Due to the Company’s previous transfer agent exiting the business, the Company has not issued 37,844,269 common shares to a related party affiliate. These shares are reflected in the above disclosures.

Certain prior period amounts were reclassified to conform to the current period presentation. The consolidated balance sheet previously presented common stock that has not yet been issued as having been issued and outstanding. These balances are now shown as common stock to be issued.

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

FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

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

NOTE 4 - RELATED  PARTY TRANSACTIONS

In fiscal year 2018, we agreed to issue a total of 2,183,800 restricted common shares to Lamont Roberts, our CEO, in accordance with Rule 144, in exchange for expenses paid on behalf of the Company for $21,838. Further Lamont Roberts paid expenses totaling $37,178 in operating expenses including rent, filing expenses, and accounting costs on behalf of the company

During the year ended April 30, 2017, the Company sold 11,832,000 restricted common shares to a related party affiliate shareholder, as a result of being a greater than 10% shareholder, pursuant to a private placement memorandum in exchange for $118,320.

During the year ended April 30, 2017, the Company sold 4,579,469 restricted common shares to Lamont Roberts, the Company’s CEO, pursuant to a private placement memorandum in exchange for $45,795.

In the year ended April 30, 2017, the Company paid C&R Film for capitalized film costs, consulting and reimbursement of various expenses $98,381. The Company paid $0 in the year ended April 30, 2018. C&R Film is controlled by Lamont Robert, CEO and Acting CFO of the Company.

Further, Mike Criscione, Director of the Company received payments of $0 in years ended April 30, 2018 and 2017 for capitalized film costs, consulting and reimbursements for expenses paid on behalf of the Company.

Additionally, Lamont Roberts, CEO and Acting CFO of the Company, made advances of $8,000 to the Company and received $8,000 as repayment of advances during the fiscal year ended April 30, 2017.

Related party transactions have been disclosed in the other notes to these financial statements.

NOTE 5 – INCOME TAXES

As of April 30, 2017, the Company had net operating loss carryforwards of approximately $998,000, which expire in varying amounts between 2018 and 2035. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this (and other) potential future tax benefits has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforwards period are revised.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

Deferred income tax assets of approximately $279,000 at April 30, 2018, was offset in full by a valuation allowance.

The approximate components of the Company’s net deferred tax assets, including a valuation allowance, are as follows:

Deferred Tax Assets	As of April 30, 2018	As of April 30, 2017

Net operating loss carryforwards	$999,000	$602,000

Net deferred tax assets before valuation allowance	279,000	168,000
Less: Valuation allowance	(279,000)	(168,000)
Net deferred tax assets	0	0

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	As of April 30, 2018	As of April 30, 2017

Statutory federal income tax	(21.0%)	(21.0%)
Statutory state income tax	(7.0%)	(7.0%)
Change in valuation allowance on deferred tax assets	(28.0%)	(28.0%)

Components of Income Tax Expense	For the Years Ending
	April 30, 2018	April 30, 2017

Federal U.S. Income Taxes
Current	-	-
Deferred	-	-

State Income Taxes
Current	$-	$2,640
Deferred	-	-
Total Income Tax Expense	$-	$2,640

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in the above figures for the periods audited.

NOTE 6 – INVESTMENT IN FILMS

	April 30,
	2018	2017
Released, net of accumulated amortization	$648,900	$648,900
Accumulated amortization	(252,375)	(252,375)
Impairment	(396,525)	(44,918)
Intangible assets, net	$-	$351,607

Amortization expense was $169,300 for the year ended April 30, 2017 and is classified in cost of sales in the Statements of Operations. For the fiscal year ended April 30, 2018, the Company had no amortization expense. The reason for the impairment charges of $366,607 and $44,918 in year ended April 30, 2018 and 2017, respectively, are the result of the company’s determination that revenues from the production of its films with Mar Vista Entertainment LLC may not be realized.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

NOTE 7 – OPERATING LEASE

On July 1, 2014, we entered into a month to month lease for office space at location 4640 Admiralty Way, Marina del Rey, California, 90292. The rent is $199 per month.

The total rent and lease expense was $3,184 and $2,190 for the years ended April 30, 2018 and 2017, respectively.

NOTE 8 – ADVANCE FOR FILM PRODUCTION COSTS

Advances for film production costs represent amounts received in advance from Mar Vista Entertainment, LLC (“Mar Vista”) for providing film distribution rights, which has been impaired as of April 30, 2018.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Production Agreements

On April, 1, 2015 Goliath signed an agreement whereby the Company agree to invest $15,000 to KKO Productions to produce a feature length film known as “Forgiven”. Per the agreement Goliath will receive 15% of adjusted gross proceeds after its initial investment has been entirely recouped through adjusted gross proceed. Additionally, the Company will receive two on screen credits as Executive Producer as well as receiving credit on all advertising, publicity and packaging of the film. The Company recorded an impairment of film production costs of $15,000 for the fiscal year ended April 30, 2018.

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

NOTE 10 – SUBSEQUENT EVENTS

There were no events subsequent to April 30, 2018, and up to the date of this filing that would require disclosure.

Item 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (April 30, 2018), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our internal control over financial reporting was not effective as of the fiscal year ended April 30, 2018.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2018 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Lamont Robert, President, Chief Executive Officer and Acting Chief Financial Officer

Lamont Roberts, 63, has been President, Chief Executive Officer and Director of Goliath since October, 2011. In 1997 he co-founded Millennium Personal and Business Management Corporation with Wilt Chamberlain, representing and managing a client base comprising actors, athletes, directors, musicians and writers. In the late 1990s Mr. Roberts also began producing film and television projects. In 2003, he was hired as the Executive Director of Reel Image, Inc., a content funding corporation. As the head of Reel Image, Inc., he is working on distributing a documentary that he wrote and produced entitled “Chosen By God- the Great Black Pharaohs of the 25th Dynasty.” As an independent producer, Mr. Roberts produced the feature films “The Truth About Layla,” and “The Marina Murders.” He acted as an Associate Producer on the feature film “Seducing Spirits,” and was the executive in charge of production for the feature film “The Perfect Argument,” and the documentaries “Film Struggle,” and “Living with Cancer.” Mr. Roberts has a BSBA in Finance and an MA in Real Estate and Urban Economics from the University of Florida. He is a best-selling author and lives in Marina Del Rey, CA.

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

Code of Ethics

Goliath Film and Media Holdings has not adopted a code of ethics which applies to the chief executive officer, chief operating officer and chief financial officer, because of our level of operations of the public entity in 2018.

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

Item 11.	EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Company’s sole executive officer for the years ended April 30, 2018, 2017, and 2016.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Lemont Roberts,	2018	0	0	0	0	0	0	0	0
CEO and PRES.	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0

Mike Criscione,	2018	0	0	0	0	0	0	0	0
DIRECTOR	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0

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

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to the shares. We had 138,964,917 shares outstanding as of August 13, 2018.

Name	Office	Number of Common Shares Owned		Percentage of Shares Owned

Lamont Roberts	Chief Executive Officer	21,763,269	(1)	15.7%
Mike Criscione	Director	25,166,000		18.1%
John Ballard	previously, Chief Financial Officer	10,266,667	(3)	7.4%
Kaila Criscione	previously, Chief Operating Officer	30,000,000	(2)	21.6%
Kevin Frawley	none	60,629,917	(1)	43.6%

Total officer/director/5% owners		129,358,362		93.1%

(1)	Mr. Frawley has granted to Lamont Roberts all rights to vote and direct the disposition of 20,000,000 shares held of record by Mr. Frawley.

(2)	Ms. Criscione resigned from the Company on May 1, 2014.

(3)	John Ballard resigned from the Company on May 1, 2015.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In fiscal year 2018, we agreed to issue a total of 2,183,800 restricted common shares to Lamont Roberts, our CEO, in accordance with Rule 144, in exchange for expenses paid on behalf of the Company for $21,838.

During the year ended April 30, 2017, the Company agreed to sell 11,832,000 restricted common shares to a related party affiliate shareholder pursuant to a private placement memorandum in exchange for $118,320.

During the year ended April 30, 2017, the Company agreed to sell 4,579,469 restricted common shares to Lamont Roberts, the Company’s CEO, pursuant to a private placement memorandum in exchange for $45,795.

Additionally, Lamont Roberts, CEO and Acting CFO of the Company, made advances of $8,000 to the Company and received $8,000 as repayment of advances during the fiscal year ended April 30, 2017 and received payments of $0 in year ended April 30, 2018 and $98,381 in year ended April 30, 2017 for consulting and reimbursements for expenses paid on behalf of the Company.

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

Audit Fees

During the period covering the fiscal years ended April 30, 2018 and 2017, our principal accounting firm Sadler Gibb & Associates was paid $21,000 in 2018 and $20,000 in 2017 for audit and review work.

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

(2)       Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2017.

GOLIATH FILM AND MEDIA HOLDINGS

By:	/s/ Lamont Roberts
Lamont Roberts
Chief Executive Officer, President and acting
Chief Financial Officer

By:	/s/ Mike Criscione
Mike Criscione
Director

