Form 10-Q
period 2018-07-31
Goliath Film & Media Holdings
filed 2018-09-19
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________	Commission File Number 000-18945

GOLIATH FILM AND MEDIA HOLDINGS

(Exact name of registrant as specified in its charter)

Nevada	84-1055077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

112 N. Curry Street, Carson City, Nevada 89703	90292
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (310) 467-0721

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

There were 138,964,917 shares of common stock $0.001 par value, issued and outstanding as September 18, 2018.

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

The results for the periods ended July 31, 2018 are not necessarily indicative of the results of operations for the full year.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2018	April 30, 2018
	(unaudited)
ASSETS
Current assets
Cash	$410	$494
Prepaid expenses	299	299
Total current assets	709	793

Total assets	$709	$793

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$15,210	$15,210
Accounts payable and accrued expenses – related party	27,316	15,340
Total current liabilities	42,526	30,550

Total liabilities	42,526	30,550

Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at July 31, 2018 and April 30, 2018	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 138,964,917 and ; 138,964,917 shares issued and outstanding, at July 31, 2018 and April 30, 2018	138,966	138,966
Additional paid in capital	451,500	451,500
Common stock to be issued	378,442	378,442
Accumulated deficit	(1,010,725)	(988,665)
Total stockholders’ deficit	(41,817)	(29,757)

Total liabilities and stockholders’ deficit	$709	$793

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended,
	July 31, 2018	July 31, 2017

Film production revenues	$—	$—
Cost of sales	—	—
Gross profit	—	—

Operating expenses
General and administrative	12,060	1,813
Total operating expenses	12,060	1,813

Loss from operations	(12,060)	(1,813)

Loss before income taxes	(12,060)	(1,813)

Provision for income taxes	—	—

Net loss	$(12,060)	$(1,813)

Net loss per share of common stock:
Basic and diluted	$(0.00)	$0.00

Weighted average shares
Outstanding – basic and diluted	138,964,917	138,964,917

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended,
	July 31, 2018	July 31, 2017

Cash flows from operating activities
Net loss	$(12,060)	$(1,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of Company – related party	11,976	—
Net cash used in operating activities	(84)	(1,813)

Net change in cash	(84)	(1,813)
Cash at beginning of period	494	2,468
Cash at end of period	$410	$655

Supplemental disclosure of non-cash investing and financing activities:
None	$—	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2018 AND 2017

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and operations and cash flows at July 31, 2018 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2018 and 2017 audited financial statements filed on Form 10-K on August 13, 2018. The results of operations for the three month periods ended July 31, 2018 and 2017 are not necessarily indicative of the operating results for the full years.

NOTE 2 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Goliath Film and Media Holdings and its subsidiary, Goliath Film and Media International (“Goliath” or “the Company”). All intercompany accounts and transactions have been eliminated.

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

FOR THE THREE MONTHS ENDED JULY 31, 2018 AND 2017

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

Films and Television Costs

The Company capitalizes production costs for films produced in accordance with ASC 926-20, “Entertainment-Films - Other Assets - Film Costs”. Accordingly, production costs are capitalized at actual cost and then charged against revenue quarterly as a cost of production based on the relative fair value of the film(s) delivered and recognized as revenue. The Company evaluates its capitalized production costs annually and limits recorded amounts by its ability to recover such costs through expected future sales. The Company recorded an impairment of film production costs totaling $411,525 as of April 30, 2018.

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

FOR THE THREE MONTHS ENDED JULY 31, 2018 AND 2017

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

For the three months ended July 31, 2018 and 2017, the Company did not have any recorded revenue.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the three months ended July 31, 2018 and 2017.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the three months ended July 31, 2018 and 2017.

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

FOR THE THREE MONTHS ENDED JULY 31, 2018 AND 2017

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at July 31, 2018 and April 30, 2018. Assets and liabilities approximate fair value due to their short term nature.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of July 31, 2018 and April 30, 2018, the Company had less than $1,000 in assets.

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

Basic and diluted earnings per share are the same as there were no potentially dilutive instruments for the three months ended July 31, 2018 and 2017.

Concentrations, Risks, and Uncertainties

The Company business with suppliers or customers has entirely come from Mar Vista of the Company’s gross sales during 2017.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2018 AND 2017

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

The Company has authorized 300,000,000 shares of par value $0.001 common stock, of which 138,964,917 and 138,964,917 shares are outstanding at July 31, 2018 and April 30, 2018, respectively.

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

NOTE 5 - GOING CONCERN

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

FOR THE THREE MONTHS ENDED JULY 31, 2018 AND 2017

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

NOTE 6 - RELATED PARTY TRANSACTIONS

In fiscal year 2018, we agreed to issue a total of 2,183,800 restricted common shares to Lamont Roberts, our CEO, in accordance with Rule 144, in exchange for expenses paid on behalf of the Company for $21,838. During the three months ended July 31, 2018 and 2017, C&R Films paid expenses totaling $11,976 and $0 in operating expenses including rent, filing expenses, audit fees, and accounting costs on behalf of the Company.

During the three months ended July 31, 2018 and 2017, the Company made no payments to C&R Film for film production costs and reimbursement of various expenses. C&R Film is controlled by Lamont Robert, CEO and Acting CFO of the Company.

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

NOTE 8 – SUBSEQUENT EVENTS

There were no events subsequent to July 31, 2018, and up to the date of this filing that would require disclosure.

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

We have no employees. Our administrative office is in Carson City, Nevada.

Do you have a website?

Our website is www.goliathfilmandmediainternational.com. We have a mirror site at www.goliathfilmandmedia.com

Recent Accounting Pronouncements

We have evaluated new accounting pronouncements that have been issued and are not yet effective for us and determined that there are no such pronouncements expected to have an impact on our future financial statements.

Plan of Operations

We had a net loss of $12,060 for the three months ended July 31, 2018, we have had historical losses and an accumulated deficit of $1,010,725 as of July 31, 2018. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plan to continue as a going concern revolves around its ability to execute its business strategy of distributing films, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

Results of Operations

Three Months Ended July 31, 2018 Compared to Three Months Ended July 31, 2017

Film Production Revenue

For the three months ended July 31, 2018 and 2017, we had no revenues.

Cost of Sales

For the three months ended July 31, 2018 and 2017, we had no cost of sales.

Operating expenses

Operating expenses increased by $10,247, or 565.2%, to $12,060 in the three months ended July 31, 2018 from $1,813 in the three months ended July 31, 2017 primarily due to increases in consulting services and professional fees.

Operating expenses for the three months ended July 31, 2018 were comprised primarily of consulting services of $4,179, professional fees of $7,200, rent of $597, and $84 of other operating expenses.

Operating expenses for the three months ended July 31, 2017 were comprised primarily of travel costs of $615, office rent of $597, and $601 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the three months ended July 31, 2018 totaling $12,060 is primarily due to consulting services costs, professional fees, and rent compared to net loss for the three months ended July 31, 2017 totaling $1,813 primarily due to travel costs, rent, and other operating expenses.

Assets and Liabilities

Total assets were $709 as of July 31, 2018 compared to $793 as of April 30, 2018, or a decrease of $84, primarily the result of a decrease in cash of $84. Total liabilities were $42,526 and $30,550 as of July 31, 2018 and April 30, 2018, respectively.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of $84 in the three months ended July 31, 2018 resulting from cash used in operating activities of $84.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Three Months Ended July 31,
	2018	2017

Cash at beginning of period	$494	$2,468
Net cash used in operating activities	(84)	(1,813)
Net cash used in investing activities	—	—
Net cash provided by financing activities	—	—
Cash at end of period	$410	$655

Net cash used in operating activities was $84 for the three months ended July 31, 2018 compared to net cash used in operations for the three months ended July 31, 2017 of $1,813 primarily due to a net loss of $12,060 for the three months ended July 31, 2018, offset partially by expenses paid on behalf of the Company by a related party of $11,976.

Our cash needs for the year ended April 30, 2019 are estimated to be $200,000. This budget is based on the assumption that we will carry out one project at a time for which we will need about $50,000 in working capital; general and administrative expenses of $150,000 for the costs related to being public, and miscellaneous office expenses. During the three months ended July 31, 2018 and 2017, the Company did not enter into any private placement memorandums. As we move forward with our business plan we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2019 fiscal year.

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

Equity Financing

During the three months ended July 31, 2018 and 2017, the Company did not enter into any private placement memorandums.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (July 31, 2018), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2018 that have materially affected or are reasonably likely to materially affect our internal controls.

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

GOLIATH FILM AND MEDIA HOLDINGS

Dated: September 19, 2018	By:	/s/ Lamont Roberts
Lamont Roberts
CEO Director and acting Chief Financial Officer

/s/ Mike Criscione
Mike Criscione Director

