Form 10-Q
period 2018-10-31
Goliath Film & Media Holdings
filed 2018-12-17
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X]Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

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

There were 138,964,917 shares of common stock $0.001 par value, issued and outstanding as December 17, 2018.

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

The results for the periods ended October 31, 2018 are not necessarily indicative of the results of operations for the full year.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2018	April 30, 2018
	(unaudited)
ASSETS
Current assets
Cash	$326	$494
Deposits	299	299
Total current assets	625	793

Total assets	$625	$793

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$15,210	$15,210
Accounts payable and accrued expenses – related party	38,356	15,340
Total current liabilities	53,566	30,550

Total liabilities	53,566	30,550

Commitments and contingencies	—	—

Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at October 31, 2018 and April 30, 2018	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 138,964,917 and 138,964,917 shares issued and outstanding, at October 31, 2018 and April 30, 2018	138,966	138,966
Additional paid in capital	451,500	451,500
Common stock to be issued	378,442	378,442
Accumulated deficit	(1,021,849)	(998,665)
Total stockholders’ deficit	(52,941)	(29,757)

Total liabilities and stockholders’ deficit	$625	$793

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Six Months Ended		For the Three Months Ended
	October 31,		October 31,
	2018	2017	2018	2017

Film production revenues	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
General and administrative	$23,184	$23,757	$11,124	$21,944
Total operating expenses	23,184	23,757	11,124	21,944

Loss from operations	(23,184)	(23,757)	(11,124)	(21,944)

Loss before income tax	(23,184)	(23,757)	(11,124)	(21,944)

Provision for income taxes	-	-	-	-

Net loss	$(23,184)	$(23,757)	$(11,124)	$(21,944)

Net loss per share of common stock:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and Diluted	138,964,917	138,964,917	138,964,917	138,964,917

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended,
	October 31, 2018	October 31, 2017

Cash flows from operating activities
Net loss	$(23,184)	$(23,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of company by related party	23,016	21,838
Changes in operating assets and liabilities:
None	—	—
Net cash used in operating activities	(168)	(1,919)

Cash flows from investing activities
None	—	—
Net cash provided by investing activities	—	—

None	—	—
Net cash provided by financing activities	—	—

Net change in cash	(168)	(1,919)
Cash at beginning of period	494	2,468
Cash at end of period	$326	$549

Supplemental disclosure of non-cash investing and financing activities:
None	$—	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 2018 AND 2017

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and operations and cash flows at October 31, 2018 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2018 and 2017 audited financial statements filed on Form 10-K on August 13, 2018. The results of operations for the three and six month periods ended October 31, 2018 and 2017 are not necessarily indicative of the operating results for the full years.

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

FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 2018 AND 2017

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

At contract inception, the Company assesses the services promised in our contracts with customers and identifies a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, the Company considers all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. The Company allocates the entire transaction price to a single performance obligation.

The Company provides for an allowance for doubtful account based history and experience considering economic and industry trends. The Company does not have any off-Balance Sheet exposure related to its customers.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 2018 AND 2017

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

For the three and six months ended October 31, 2018 and 2017, the Company did not have any recorded revenue.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the three and six months ended October 31, 2018 and 2017.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the three and six months ended October 31, 2018 and 2017.

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

FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 2018 AND 2017

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at October 31, 2018 and April 30, 2018. Assets and liabilities approximate fair value due to their short term nature.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of October 31, 2018 and April 30, 2018, the Company had less than $1,000 in assets.

Basic and Diluted Earnings per Share

Diluted earnings (loss) per share are computed on the basis of the weighted average number of common shares (including common stock subject to redemption) plus dilutive potential common shares outstanding for the reporting period. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The total number of potential additional dilutive securities outstanding for the three and nine months ended September 30, 2018 and 2017, was none since the Company had net losses and any additional potential common shares would have an anti-dilutive effect.

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

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 2018 AND 2017

NOTE 4 – COMMON STOCK

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at October 31, 2018 and April 30, 2018.

The Company has authorized 300,000,000 shares of par value $0.001 common stock, of which 138,964,917 and 138,964,917 shares are outstanding at October 31, 2018 and April 30, 2018, respectively. No shares of common stock have been issued during the six months ended October 31, 2018.

In the six months ended October 31, 2018, the Company has not issued 37,844,269 common shares to related party affiliates. These shares are reflected in the above disclosures.

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

The ability of the Company to continue as a going concern for one year from the issuance of these financial statements is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

In the past year, the Company funded operations by using cash proceeds received through loans from related parties. For the coming year, the Company plans to continue to fund the Company through debt and securities sales and issuances, focus on a possible joint venture or merger until the company generates revenues through the operations of such merged company or joint venture as stated above.

NOTE 6 - RELATED PARTY TRANSACTIONS

In fiscal year 2018, we agreed to issue a total of 2,183,800 restricted common shares to Lamont Roberts, our CEO, in accordance with Rule 144, in exchange for expenses paid on behalf of the Company for $21,838. During the three and six months ended October 31, 2018 and 2017, C&R Films paid expenses totaling $7,950 and $19,926 and $21,838 and $21,838, respectively, in operating expenses including rent, filing expenses, audit fees, and accounting costs on behalf of the Company. The Company has a balance owed to C&R of $28,488 at October 31, 2018.

During the three months and six months ended October 31, 2018 and 2017, the Company made no payments to C&R Film for film production costs and reimbursement of various expenses. C&R Film is controlled by Lamont Robert, CEO and Acting CFO of the Company.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 2018 AND 2017

During the three and six months ended October 31, 2018 and 2017, Kevin Frawley, an affiliate, paid expenses totaling $3,090 and $3,090 and $0 and $0, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $6,090 at October 31, 2018.

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

NOTE 10 – SUBSEQUENT EVENTS

On December 5, 2018, we agreed to issue a total of 309,000 restricted common shares to Kevin Frawley, affiliate, in accordance with Rule 144, in exchange for expenses paid on behalf of the Company for $3,090. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

There were no events subsequent to October 31, 2018, and up to the date of this filing that would require disclosure.

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

As a content provider we are not competing with these entities but rather are working on providing them with quality content. As an example, NETFLIX using its “streaming platform” has such a high demand for programming content, they are spending in excess of $8 billion this year for the acquisition of completed programming as well as for the development of original content by them. Therefore, as is mentioned, part of their resources are directed toward acquiring content and part is targeting “in-house” and joint venture productions of quality content. This content will be targeted to their subscription base on a domestic and international level.

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

Plan of Operations

We had a net loss of $11,124 and $23,184 for the three and six months ended October 31, 2018, we have had historical losses and an accumulated deficit of $1,021,849 as of October 31, 2018. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plan to continue as a going concern revolves around its ability to execute its business strategy of distributing films, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

Results of Operations

Three Months Ended October 31, 2018 Compared to Three Months Ended October 31, 2017

Film Production Revenue

For the three months ended October 31, 2018 and 2017, we had no revenues.

Cost of Sales

For the three months ended October 31, 2018 and 2017, we had no cost of sales.

Operating expenses

Operating expenses decreased by $10,820, or 49.3%, to $11,124 in the three months ended October 31, 2018 from $21,944 in the three months ended October 31, 2017 primarily due to decreases in consulting services and professional fees.

Operating expenses for the three months ended October 31, 2018 were comprised primarily of professional fees of $11,040, and $84 of other operating expenses.

Operating expenses for the three months ended October 31, 2017 were comprised primarily of professional fees of $19,511, office rent of $597, and other operating expenses of $1,836.

Net loss before income taxes

Net loss before income taxes for the three months ended October 31, 2018 totaling $11,124 is primarily due to professional fees and other operating expenses compared to a net loss for the three months ended October 31, 2017 totaling $21,944 primarily due to professional fees, rent, and other operating expenses.

Assets and Liabilities

Total assets were $625 as of October 31, 2018 compared to $793 as of April 30, 2018, or a decrease of $168, primarily the result of a decrease in cash of $168. Total liabilities were $53,566 and $30,550 as of October 31, 2018 and April 30, 2018, respectively.

Six Months Ended October 31, 2018 Compared to Six Months Ended October 31, 2017

Film Production Revenue

For the six months ended October 31, 2018 and 2017, we had no revenues.

Cost of Sales

For the six months ended October 31, 2018 and 2017, we had no cost of sales.

Operating expenses

Operating expenses decreased by $573, or 2.4%, to $23,184 in the six months ended October 31, 2018 from $23,757 in the six months ended October 31, 2017 primarily due to decreases in professional fees and rent.

Operating expenses for the six months ended October 31, 2018 were comprised primarily of consulting services of $5,000, professional fees of $17,419, rent of $597, and $168 of other operating expenses.

Operating expenses for the six months ended October 31, 2017 were comprised primarily of professional fees of $19,511, office rent of $1,194, travel costs of $615, and $2,437 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the six months ended October 31, 2018 totaling $23,184 is primarily due to consulting services costs, professional fees, and rent compared to net loss for the six months ended October 31, 2017 totaling $23,757 primarily due to professional fees, travel costs, rent, and other operating expenses.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of $168 in the six months ended October 31, 2018 resulting from cash used in operating activities of $168.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Six Months Ended October 31,
	2018	2017

Cash at beginning of period	$494	$2,468
Net cash used in operating activities	(168)	(1,919)
Net cash used in investing activities	—	—
Net cash provided by financing activities	—	—
Cash at end of period	$326	$549

Net cash used in operating activities was $168 for the six months ended October 31, 2018 compared to net cash used in operations for the six months ended October 31, 2017 of $1,919 primarily due to a net loss of $23,184 for the six months ended October 31, 2018, offset partially by expenses paid on behalf of the Company by a related party of $23,016.

Our cash needs for the year ended April 30, 2019 are estimated to be $200,000. This budget is based on the assumption that we will carry out one project at a time for which we will need about $50,000 in working capital; general and administrative expenses of $150,000 for the costs related to being public, and miscellaneous office expenses. During the six months ended October 31, 2018 and 2017, the Company did not enter into any private placement memorandums. As we move forward with our business plan we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2019 fiscal year.

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

Equity Financing

On December 5, 2018, we agreed to issue a total of 309,000 restricted common shares to Kevin Frawley, affiliate, in accordance with Rule 144, in exchange for expenses paid on behalf of the Company for $3,090. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

During the three and six months ended October 31, 2018 and 2017, the Company did not enter into any private placement memorandums.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (October 31, 2018), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2018 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 5, 2018, we agreed to issue a total of 309,000 restricted common shares to Kevin Frawley, affiliate, in accordance with Rule 144, in exchange for expenses paid on behalf of the Company for $3,090. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

GOLIATH FILM AND MEDIA HOLDINGS

Dated: December 17, 2018	By:	/s/ Lamont Roberts
Lamont Roberts
CEO Director and acting Chief Financial Officer

/s/ Mike Criscione
Mike Criscione
Director

