Form 10-Q
period 2019-01-31
Goliath Film & Media Holdings
filed 2019-03-15
CIK 820771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to ______	Commission File Number 000-18945

GOLIATH FILM AND MEDIA HOLDINGS

(Exact name of registrant as specified in its charter)

Nevada	84-1055077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

112 N. Curry Street, Carson City, Nevada 89703	90292
(Address of principal executive offices)	(Zip Code)

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

There were 138,964,917 shares of common stock $0.001 par value, issued and outstanding as March 15, 2019.

GOLIATH FILM AND MEDIA HOLDINGS

PART I - FINANCIAL INFORMATION

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

The results for the periods ended January 31, 2019 are not necessarily indicative of the results of operations for the full year.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2019	April 30, 2018
	(unaudited)
ASSETS
Current assets
Cash	$3,209	$494
Deposits	299	299
Total current assets	3,508	793

Total assets	$3,508	$793

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$16,139	$15,210
Accounts payable and accrued expenses – related party	34,063	15,340
Total current liabilities	50,202	30,550

Total liabilities	50,202	30,550

Commitments and contingencies	—	—

Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at January 31, 2019 and April 30, 2018	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 138,964,917 and 138,964,917 shares issued and outstanding at January 31, 2019 and April 30, 2018	138,966	138,966
Additional paid in capital	451,500	451,500
Common stock to be issued	381,532	378,442
Accumulated deficit	(1,018,692)	(998,665)
Total stockholders’ deficit	(46,694)	(29,757)

Total liabilities and stockholders’ deficit	$3,508	$793

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Nine Months Ended		For the Three Months Ended
	January 31,		January 31,
	2019	2018	2019	2018

Film production revenues	$10,873	—	$10,873	—
Cost of sales	—	—	—	—
Gross profit	10,873	—	10,873	—

Operating expenses
General and administrative	30,900	29,333	7,716	5,576
Total operating expenses	30,900	29,333	7,716	5,576

Profit (loss) from operations	(20,027)	(29,333)	3,157	(5,576)

Profit (loss) before income tax	(20,027)	(29,333)	3,157	(5,576)

Provision for income taxes	—	—	—	—

Net profit (loss)	$(20,027)	$(29,333)	$3,157	$(5,576)

Net loss per share of common stock:
Basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average shares
Outstanding – basic and diluted	138,964,917	138,964,917	138,964,917	138,964,917

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid in	Common Stock to	Accumulated	Total Stockholders’
	Shares	Amount	Capital	be Issued	Deficit	Equity (Deficit)

Balances, May 1, 2017	138,964,917	$138,966	$451,500	$356,604	$(601,684)	$345,386
Common stock to be issued – related parties	—	—	—	21,838		21,838
Net loss, nine months ended January 31, 2018	—	—	—	—	(29,333)	(29,333)
Balances, January 31, 2018	138,964,917	$138,966	$451,500	$378,442	$(631,017)	$337,891

Balances, May 1, 2018	138,964,917	$138,966	$451,500	$378,442	$(998,665)	$(29,757)
Common stock to be issued – related party	—	—	—	3,090	—	3,090
Net loss, nine months ended January 31, 2019	—	—	—	—	(20,027)	(20,027)
Balances, January 31, 2019	138,964,917	$138,966	$451,500	$381,532	$(1,018,692)	$(46,694)

See accompanying notes to consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended,
	January 31, 2019	January 31, 2018

Cash flows from operating activities
Net loss	$(20,027)	$(29,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of company – related party	21,813	27,335
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	929	8
Net cash provided by (used in) operating activities	2,715	(1,990)

Cash flows from investing activities
None	—	—
Net cash provided by investing activities	—	—

Cash flows from financing activities
None	—	—
Net cash used in financing activities	—	—

Net change in cash and cash equivalent	2,715	(1,990)
Cash and cash equivalent at beginning of period	494	2,468
Cash and cash equivalent at end of period	$3,209	$478

Non-cash investing and financing activities:
Settlement of accounts payable – related party for common stock to be issued	$3,090	$21,838

Supplemental Disclosure of cash flow Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2019 AND 2018

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and operations and cash flows at January 31, 2019 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2018 and 2017 audited financial statements filed on Form 10-K on August 13, 2018. The results of operations for the three and nine month periods ended January 31, 2019 and 2018 are not necessarily indicative of the operating results for the full years.

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

For the three and nine months ended January 31, 2019 and 2018, the Company had $10,873 and $10,873 and $0 and $0, respectively, of recorded revenue.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the three and nine months ended January 31, 2019 and 2018.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the three and nine months ended January 31, 2019 and 2018.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at January 31, 2019 and April 30, 2018. Assets and liabilities approximate fair value due to their short term nature.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of January 31, 2019 and April 30, 2018, the Company had approximately $3,500 in assets.

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

The total number of potential additional dilutive securities outstanding for the three and nine months ended January 31, 2019 and 2018 was none since the Company had net losses and any additional potential common shares would have an anti-dilutive effect.

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

NOTE 4 – COMMON STOCK

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at January 31, 2019 and April 30, 2018.

The Company has authorized 300,000,000 shares of par value $0.001 common stock, of which 138,964,917 and 138,964,917 shares are outstanding at January 31, 2019 and April 30, 2018, respectively. No shares of common stock have been issued during the nine months ended January 31, 2019.

On December 5, 2018, the Company agreed to issue a total of 309,000 restricted common shares to Kevin Frawley, affiliate, in accordance with Rule 144, in exchange for expenses paid on behalf of the Company for $3,090.

In the nine months ended January 31, 2019, the Company has not issued 38,153,269 common shares to related party affiliates. These shares are reflected in the above disclosures.

NOTE 5 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs, which raises substantial doubt about our ability to continue as a going concern for a period of 12 months from the issuance of these financial statements.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

In fiscal year 2018, we agreed to issue a total of 2,183,800 restricted common shares to Lamont Roberts, our CEO, in accordance with Rule 144, in exchange for expenses paid on behalf of the Company for $21,838. During the three and nine months ended January 31, 2019 and 2018, C&R Films paid expenses totaling $2,500 and $16,148 and $21,838 and $21,838, respectively, in operating expenses including rent, filing expenses, audit fees, and accounting costs on behalf of the Company. The Company has a balance owed to C&R of $28,488 at January 31, 2019.

During the three and nine months ended January 31, 2019, the Company made payments of $2,500 and $2,500, respectively, to C&R Film for reimbursement of various expenses. During the three and six months ended January 31, 2018, the Company made no payments to C&R Film for film production costs and reimbursement of various expenses. C&R Film is controlled by Lamont Robert, CEO and acting CFO of the Company.

During the three and nine months ended January 31, 2019 and 2018, Kevin Frawley, an affiliate, paid expenses totaling $0 and $3,090 and $0 and $0, respectively, in operating expenses, including audit fees, on behalf of the Company. On December 5, 2018, the Company agreed to issue a total of 309,000 restricted common shares to Kevin Frawley, affiliate, in accordance with Rule 144, in exchange for expenses paid on behalf of the Company for $3,090 and recorded as stock to be issued. The Company has a balance owed to Mr. Frawley of $3,000 at January 31, 2019.

During the three months and nine months ended January 31, 2019 and 2018, the Company made payments of $0 and $0, respectively, to Mike Criscione, Director, for reimbursement of various expenses. During the three and nine months ended January 31, 2019 and 2018, Mr. Criscione Films paid expenses totaling $2,575 and $2,575 and $0 and $0, respectively, in operating expenses for audit fees on behalf of the Company. The Company has a balance owed to Mr. Criscione of $2,575 at January 31, 2019.

Related party transactions have been disclosed in the other notes to these financial statements.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Production Agreements

On April 30, 2018, the Company recorded an impairment charge of $366,607 as the Company has had minimal revenues from the production of its films that had been received and there exists doubt about any possible revenue from those films in the future. In November 2018, a distribution fee of $10,873 was paid to us by Mar Vista related to the motion picture “Girlfriends of Christmas Past”.

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

Fee Agreement

In January 2019, the Company entered into an agreement with a third party whereby the Company would pay a 10% fee of any gross revenues as a result of any licensing agreements brought to the Company.

NOTE 10 – SUBSEQUENT EVENTS

There were no events subsequent to January 31, 2019, and up to the date of this filing that would require disclosure.

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

Production Agreements

On April 30,2018, the Company recorded an impairment charge of $366,607 as the Company has had minimal revenues from the production of its films that have been received and there exists doubt about any possible revenue from those films in the future.

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

Plan of Operations

We had a net gain of $3,157 and a net loss of $20,027 for the three and nine months ended January 31, 2019, respectively, historical losses and an accumulated deficit of $1,018,692 as of January 31, 2019. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plan to continue as a going concern revolves around its ability to execute its business strategy of distributing films, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

Results of Operations

Three Months Ended January 31, 2019 Compared to Three Months Ended January 31, 2018

Film Production Revenue

For the three months ended January 31, 2019 we had revenues of $10,873. For the three months ended January 31, 2018, we had no revenues. The increase is due to a distribution fee paid to us by Mar Vista related to the motion picture “Girlfriends of Christmas Past”.

Cost of Sales

For the three months ended January 31, 2019 and 2018, we had no cost of sales.

Operating expenses

Operating expenses increased by $2,140, or 38.4%, to $7,716 in the three months ended January 31, 2019 from $5,576 in the three months ended January 31, 2018 primarily due to increases in professional fees, offset partially by decreases in consulting services and rent.

Operating expenses for the three months ended January 31, 2019 were comprised primarily of professional fees of $5,875, consulting services of $1,550, office rent of $199, and $92 of other operating expenses.

Operating expenses for the three months ended January 31, 2018 were comprised primarily of professional fees of $4,900, office rent of $597, and other operating expenses of $79.

Net income (loss) before income taxes

Net income (loss) before income taxes for the three months ended January 31, 2019 totaling $3,157 is primarily due to revenue of $10,873 offset partially by professional fees, consulting services, rent, and other operating expenses compared to a net loss for the three months ended January 31, 2018 totaling $5,576 primarily due to consulting services, rent, and other operating expenses.

Assets and Liabilities

Total assets were $3.508 as of January 31, 2019 compared to $793 as of April 30, 2018, or an increase of $2,715, primarily the result of an increase in cash of $2,715. Total liabilities were $50,202 and $30,550 as of January 31, 2019 and April 30, 2018, respectively.

Nine Months Ended January 31, 2019 Compared to Nine Months Ended January 31, 2018

Film Production Revenue

For the nine months ended January 31, 2019 we had revenues of $10,873. For the nine months ended January 31, 2018, we had no revenues. The increase is due to a distribution fee paid to us by Mar Vista related to the motion picture “Girlfriends of Christmas Past”.

Cost of Sales

For the nine months ended January 31, 2019 and 2018, we had no cost of sales.

Operating expenses

Operating expenses increased by $1,567, or 5.3%, to $30,900 in the nine months ended January 31, 2019 from $29,333 in the nine months ended January 31, 2018 primarily due to decreases in professional fees and rent.

Operating expenses for the nine months ended January 31, 2019 were comprised primarily of consulting services of $6,550, professional fees of $23,294, rent of $796, and $260 of other operating expenses.

Operating expenses for the nine months ended January 31, 2018 were comprised primarily of consulting services of $24,411, professional fees of $2,329, office rent of $1,791, and $802 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the nine months ended January 31, 2019 totaling $20,027 is primarily due to revenue of $10,873 offset partially by consulting services costs, professional fees, and rent compared to net loss for the nine months ended January 31, 2018 totaling $29,333 primarily due to consulting services costs, professional fees, travel costs, rent, and other operating expenses.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of $2,715 in the nine months ended January 31, 2019 resulting from cash provided by operating activities of $2,715.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Nine Months Ended January 31,
	2019	2018

Cash at beginning of period	$494	$2,468
Net cash provided by (used in) operating activities	2,715	(1,990)
Net cash used in investing activities	—	—
Net cash provided by financing activities	—	—
Cash at end of period	$3,209	$478

Net cash provided by operating activities was $2,715 for the nine months ended January 31, 2019 compared to net cash used in operations for the nine months ended January 31, 2018 of $1,990 primarily due to a net loss of $20,027 for the nine months ended January 31, 2019, offset partially by expenses paid on behalf of the Company by a related party of $21,813 and the change in accounts payable and accrued expenses of $929.

Our cash needs for the year ended April 30, 2019 are estimated to be $200,000. This budget is based on the assumption that we will carry out one project at a time for which we will need about $50,000 in working capital; general and administrative expenses of $150,000 for the costs related to being public, and miscellaneous office expenses. During the nine months ended January 31, 2019 and 2018, the Company did not enter into any private placement memorandums. As we move forward with our business plan we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2019 fiscal year.

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

During the three and nine months ended January 31, 2019 and 2018, the Company did not enter into any private placement memorandums.

Fee Agreement

In January 2019, the Company entered into an agreement with a third party whereby the Company would pay a 10% fee of any gross revenues as a result of any licensing agreements brought to the Company.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (January 31, 2019), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2019 that have materially affected or are reasonably likely to materially affect our internal controls.

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

GOLIATH FILM AND MEDIA HOLDINGS

Dated: March 15, 2019	By:	/s/ Lamont Roberts
Lamont Roberts
CEO Director and acting Chief Financial Officer

/s/ Mike Criscione
Mike Criscione
Director

