Form 10-K
period 2019-04-30
Goliath Film & Media Holdings
filed 2019-08-09
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2019

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-18945

GOLIATH FILM AND MEDIA HOLDINGS

(Exact name of registrant as specified in its charter)

Nevada	84-1055077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 N. Curry Street, Carson City, Nevada	89703
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	GFMH	OTCBB

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 2018 was $77,910 based on 28,855,555 shares being owned by non-affiliates, and the market price of $0.0027 as of October 31, 2018.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 138,964,917 shares of common stock $0.001 par value, issued and outstanding as August 11, 2019.

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

Questions and Answers

What is your business?

We develop, produce and distribute motion pictures and digital content. At this time, we do not intend to engage in theatrical releases of motion pictures, due to the high up- front costs of advertising and marketing theatrically. However, in some specific cases the company will consider theatrical releases based upon a “four wall”, limited release delivery that will be focused on targeted niche audiences.

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

Production Agreements

On January 21, 2018 Goliath entered into seven separate Representation Agreements with different parties but identical terms accounting for thirty five intellectual property being represented. The properties include the following:

Mother of Justice (Drama- Strong Female Lead) ERT (Emergency Rescue Team) (Drama - Strong Female Lead) Waiting for the Guy (Original Sit Com) The Alicia Alonso Story (Movie - Strong Female Latin Lead) Timmy Travels Thru Time (Kids Entertaining and Educational) Keeping Score (A Women’s Guide to Men’s Sports) Sports The Ugly Dog (AnimatedHour Glass Bride (Reality TV) Ready to Look Younger (Reality TV). Beverly Hills Country Club (Soap Opera - Web Series). Lessons in Love (Feature - Romantic Comedy) Property 12. Last Moment in Time (Drama). The House of Temptation - (Thriller). Across the Hands ofTime-(Special). Across the Hands of Time -(Special-BLK Network). Lafayette (In Development) - (Historical. Horse Haven (Special) Rescue Horses - California Fires. Shock Incarceration - Documentary - Complete. Changing Lives - Changing History - Changing Time - (BLK NW) Southern Christmas - Holiday Movie Transformational Programs:. Mind Dive - Meditations for Peace (Michel Pascal). Quiet Callings-Daily Mediations (Fred Johnson). Super Camp-Quantum Learning (Bobbi and Joe De Porter) Pilates for Kids . Pilates for Everybody. Keeping Score-A Parent’s Guide to Kid’s Sports Temporary Insanity, Five Finger Fold, “Underdeveloped, Ford Escort, Death Visit, Till There Was You and Catching Dreams.

The purpose of all seven Representation Agreements is for the purpose of obtaining domestic and foreign licensing on an exclusive basis for the intellectual properties in all media outlets. In all of the Representation Agreements Goliath will receive 10% of gross proceeds on licensing in all domestic and foreign territories and 10% equity/ownership in the intellectual as part of its compensation. Additionally, Goliath will be given two separate credits as Executive Producer in all intellectual property(s) that are licensed through Goliath’s efforts. Further included would be an “In Association With” credit for Goliath. The terms of the Agreements was 12 months ending on January 21, 2019 but all Agreement can be extended as long as the parties agree.

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

On September 18, 2015, we signed a distribution agreement with Mar Vista Entertainment, LLC to distribute a feature length motion picture currently completed. Per the agreement, we received $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Merry Exes” retitled “Girlfriends of Christmas Past” a Christmas holiday movie produced by Goliath and delivered to Mar Vista Entertainment LLC. for distribution. Additionally, Mar Vista Entertainment, LLC will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of July 31, 2016, we have received $125,000 of the advance payments. “Merry Exes” “Girlfriends of Christmas Past was completed June 6, 2016 resulting in the recognition of the advance payments as revenue of $125,000 in June 2016. Mar Vista distributed this movie to UPTV. We received payments totaling $13,660 and $0 for the fiscal years ended April 30, 2019 and 2018, respectively.

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

As a content provider we are not competing with these entities but rather are working on providing them with quality content. As an example, NETFLIX using its “streaming platform” has such a high demand for programming content, they are spending in excess of $15 billion this year for the acquisition of completed programming as well as for the development of original content by them. Therefore, as is mentioned, part of their resources are directed toward acquiring content and part is targeting “in-house” and joint venture productions of quality content. This content will be targeted to their subscription base on a domestic and international level.

There are a number of quality content producers that work with the major networks and content distributors, Goliath is moving toward becoming one of these content providers. We believe there exists significant opportunities for our company in that the demand for programming is increasing almost exponentially. Irrespective of the platform for viewing by the consumer/subscriber, the demand for quality content is continuing to expand.. The upward trend is ongoing, which is where we see an opportunity for Goliath to provide product to reach many components of the overall market.

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

There are many interest groups that might be interested in specialty movies or programming. As an example, in Hawaii and Southern California, for instance, surfing is quite popular, and there exists a huge body of surfing films which would be of interest.

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

Item 2. PROPERTIES

Our principal executive and administrative offices are currently located at 112 N. Curry Street, Carson City, Nevada, NV 89703.

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

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market information and issuance of unregistered securities.

The Company’s common stock is traded on the OTCBB pink sheet markets under the symbol “GFMH”.

(b) Holders

As of August 6, 2019, there were 89 record holders of our common stock.

(c) Dividends

We have not paid any dividends on its common stock. We currently intend to retain any earnings for use in our business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d) Equity Compensation Plans

There are no Equity Compensation Plans in place as of April 30, 2019.

(e) Performance Graphic. We are not required to provide a performance graph since it is a “smaller reporting company” as defined in Regulation S-K Rule 10(f).

Company issuances of common stock during the years ended April 30, 2019 and 2018.

In fiscal year 2019, we agreed to issue a total of 309,000 restricted common shares to Kevin Frawley, affiliate, in accordance with Rule 144, in exchange for expenses paid on behalf of the Company for $3,090. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

Item 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to respond to this item.

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

For the fiscal years ended April 30, 2019 and 2018, the Company had $13,660 and $0, respectively, of recorded revenue.

Accounts Receivable

Accounts receivable, if any are carried at the expected net realizable value. The allowance for doubtful accounts, when determined, will be based on management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at April 30, 2019 and 2018. Assets and liabilities approximate fair value due to their short term nature.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of April 30, 2019, the Company had approximately $1,000 in assets.

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

The total number of potential additional dilutive securities outstanding for the years ended April 30, 2019 and 2018 was none since the Company had net losses and any additional potential common shares would have an anti-dilutive effect.

Concentrations, Risks, and Uncertainties

The Company did not have a concentration of business with suppliers constituting greater than 10% of the Company’s expenses during 2019 or 2018. In 2019 all of its revenues were from Mar Vista Entertainment LLC.

Recent Accounting Pronouncements

We have evaluated new accounting pronouncements that have been issued and are not yet effective for us and determined that there are no such pronouncements expected to have an impact on our future financial statements.

Plan of Operations

The Company had net losses of $26,085 and $396,981 for the years ended April 30, 2019 and 2018, respectively, and historical losses totaling $1,024,750. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plan to continue as a going concern revolves around its ability to execute its business strategy of distributing digital content, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

Results of Operations

Fiscal Year Ended April 30, 2019 Compared to Fiscal Year Ended April 30, 2018

Revenue

For the year ended April 30, 2019 we had revenues of $13,660. For the year ended April 30, 2018, we had no revenues. The increase is due to distribution fees paid to us by Mar Vista related to the motion picture “Girlfriends of Christmas Past”.

Cost of Sales

For the fiscal years ended April 30, 2019 and 2018, we had no cost of sales.

Operating expenses

Operating expenses decreased by $368,527, or 90.3%, to $39,745 in the year ended April 30, 2019 from $408,272 in the year ended April 30, 2018 primarily due to decreases office rent, travel costs, professional fees, and consulting costs. The Company had an impairment of film production costs of $366,607 in the year ended April 30, 2018 as a result of the Company determining that further revenues for its films with Mar Vista Entertainment LLC may never be realized.

Operating expenses for the year ended April 30, 2019 were comprised primarily of office rent of $1,393, professional fees of $31,190, consulting costs of $6,500, and $612 of other general and administration costs.

Operating expenses for the year ended April 30, 2018 were comprised primarily of travel costs of $615, office rent of $3,184, professional fees of $11,684, consulting costs of $26,011, and $171 of other general and administration costs, and the impairment charges for film production of $366,607.

Loss before income taxes

Net loss before income taxes for the year ended April 30, 2019 totaling $26,085 is primarily due to revenue of $13,660 offset partially by consulting services costs, professional fees, and rent compared to net loss for the year ended April 30, 2018 totaling $396,981 primarily due to consulting services costs, professional fees, travel costs, rent, and other operating expenses.

Assets and Liabilities

Total assets were $1,121 as of April 30, 2019 compared to $793 as of April 30, 2018, or an increase of $328, is primarily the result of cash of $822. Total liabilities as of April 30, 2019 were $53,873 compared to $30,550 as of April 30, 2018, or an increase of $23,323. The increase was primarily the result of an increase in accounts payable – related party of $19,523 and accounts payable of $3,800.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of $328 in the year ended April 30, 2019 resulting from cash provided by operations of $328.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Year Ended April 30,
	2019	2018

Cash at beginning of period	$494	$2,468
Net cash provided by (used in) operating activities	328	(1,974)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Cash at end of period	$822	$494

Net cash provided by operations was $328 for the year ended April 30, 2019 compared to net cash used in operations for the year ended April 30, 2018 of $1,974 primarily due to net loss of $26,085 for the year ended April 30, 2019, $27,688 in expenses that were paid by others on behalf of the Company, changes in accounts payable – related party of $5,075, and the change in accounts payable of $3,800.

Net cash used in operations was $1,974 for the year ended April 30, 2018 compared to net cash used in operations for the year ended April 30, 2017 of $1,974 primarily due to net loss of $396,981 for the year ended April 30, 2018, the impairment of film production costs of $366,607 and $34,178 in expenses that were paid by others on behalf of the Company.

Net cash used in investing activities was $0 and $0 for the years ended April 30, 2019 and 2018, respectively.

Net cash used in financing activities was $0 and $0 for the years ended April 30, 2019 and 2018, respectively.

Our cash needs in the year ended April 30, 2020 are estimated to be $200,000. This budget is based on the assumption that we will carry out one project at a time for which we will need about $50,000 in working capital; general and administrative expenses of $150,000 for the costs related to being public, and miscellaneous office expenses. We sold no shares in fiscal years 2019 and 2018. As we move forward with our business plan we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2020 fiscal year.

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

Equity Financing

In fiscal year 2019, we agreed to issue a total of 309,000 restricted common shares to Kevin Frawley, affiliate, in accordance with Rule 144, in exchange for expenses paid on behalf of the Company for $3,090. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations at the time of the issuance of the shares.

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

During fiscal year 2019, the Company has not issued 38,153,269 common shares to a related party affiliate. These shares are reflected in the above disclosures.

Fee Agreement

In January 2019, the Company entered into an agreement with a third party whereby the Company would pay a 10% fee of any gross revenues as a result of any licensing agreements brought to the Company.

Other

During the year ended April 30, 2019, the Company made payments of $5,075 to C&R Film for reimbursement of various expenses. During the year ended April 30, 2018, the Company made no payments to C&R Film for film production costs and reimbursement of various expenses. C&R Film is controlled by Lamont Robert, CEO and acting CFO of the Company.

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

YEARS ENDED APRIL 30, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Goliath Film & Media Holdings

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Goliath Film & Media Holdings (“the Company”) as of April 30, 2019 and 2018, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended April 30, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2013

Salt Lake City, UT

August 9, 2019

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED BALANCE SHEETS

	APRIL 30,
	2019	2018
ASSETS
Current assets
Cash	$822	$494
Deposits	299	299
Total current assets	1,121	793

Total assets	$1,121	$793

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$19,010	$15,210
Accounts payable – related party	34,863	15,340
Total current liabilities	53,873	30,550

Total liabilities	53,873	30,550

Commitments and contingencies	—	—

Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at April 30, 2018 and 2017	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 138,964,917 and 138,964,917 shares issued and outstanding, at April 30, 2019 and 2018, respectively	138,966	138,966
Additional paid in capital	451,500	451,500
Common stock to be issued	381,532	378,442
Accumulated deficit	(1,024,750)	(998,665)
Total stockholders’ deficit	(52,752)	(29,757)

Total liabilities and stockholders’ deficit	$1,121	$793

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended,
	April 30, 2019	April 30, 2018

Film production revenues	$13,660	$—
Cost of sales	—	—
Gross profit	13,660	—

Operating Expenses
General and administrative	39,745	41,665
Impairment of film production costs	—	366,607
Total operating expenses	39,745	408,272

Loss from operations	(26,085)	(408,272)

Other income
Gain on extinguishment of debt	—	11,291
Total other income	—	11,291

Loss before income taxes	(26,085)	(396,981)

Provision for income taxes	—	—

Net loss	$(26,085)	$(396,981)

Net loss per share of common stock:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares Outstanding-Basic and diluted	138,964,917	138,964,917

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid in	Common Stock to be	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Deficit

Balances, April 30, 2017	138,964,917	$138,966	$451,500	$356,604	$(601,684)	$345,386

Common stock to be issued – related parties	—	—	—	21,838		21,838
Net loss, year ended April 30, 2018	—	—	—	—	(396,981)	(396,981)
Balances, April 30, 2018	138,964,917	$138,966	$451,500	$378,442	$(998,665)	$(29,757)

Common stock to be issued – related party	—	—	—	3,090	—	3,090
Net loss, year ended April 30, 2019	—	—	—	—	(26,085)	(26,085)
Balances, April 30, 2019	138,964,917	$138,966	$451,500	$381,532	$(1,024,750)	$(52,752)

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	April 30, 2019	April 30, 2018

Cash flows from operating activities
Net loss	$(26,085)	$(396,981)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Expenses paid on behalf of company – related party	27,668	37,178
Gain on extinguishment of debt	—	(11,291)
Impairment of film production costs	—	366,607
Changes in operating assets and liabilities:
Accounts payable – related party	(5,075)	—
Accounts payable and accrued expenses	3,800	2,513
Net cash provided by (used in) operating activities	328	(1,974)

Cash flows from investing activities
None	—	—
Net cash provided by investing activities	—	—

Cash flows from financing activities
None	—	—
Net cash provided by financing activities	—	—

Net change in cash	328	(1,974)
Cash at beginning of period	494	2,468
Cash at end of period	$822	$494

Supplemental Disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	—	—

Supplemental Disclosure of cash flow Information:
Settlement of accounts payable – related party for common stock to be issued	$3,090	$21,838

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2019 AND 2018

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

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2019 AND 2018

Accounts Receivable

Accounts receivable, if any, are carried at the expected net realizable value. The allowance for doubtful accounts, when determined, will be based on management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations.

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

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification ASC 606 (“ASC 606”), Revenue from Contracts with Customers, using the modified retrospective approach for all contracts not completed as of the date of adoption. Results for the reporting periods beginning on January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with accounting under ASC 605, Revenue Recognition. As a result of adopting ASC 606, amounts reported under ASC 606 were not materially different from amounts that would have been reported under the previous revenue guidance of ASC 605, as such, there was no cumulative adjustment to retained earnings.

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

At contract inception, the Company assesses the services promised in our contracts with customers and identifies a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, the Company considers all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. The Company allocates the transaction prices to the performance obligations.

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

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2019 AND 2018

For the year end April 30, 2019 we had revenues of $13,660. For the year ended April 30, 2018, we had no revenues. The increase is due to distribution fees paid to us by Mar Vista related to the motion picture “Girlfriends of Christmas Past”.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the years ended April 30, 2019 and 2018.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the years ended April 30, 2019 and 2018.

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

FOR THE YEARS ENDED APRIL 30, 2019 AND 2018

The Company’s adoption of FASB ASC Topic 825 did not have a material impact on the Company’s consolidated financial statements.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at April 30, 2019, assets and liabilities approximate fair value due to their short term nature.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of April 30, 2019, the Company had approximately $1,000 in assets.

Basic and diluted earnings per share

Diluted loss per share are computed on the basis of the weighted average number of common shares (including common stock subject to redemption) plus dilutive potential common shares outstanding for the reporting period. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The total number of potential additional dilutive securities outstanding for the years ended April 30, 2019 and 2018 was none.

Concentrations, Risks, and Uncertainties

The Company’s business with suppliers or customers has entirely come from Mar Vista of the Company’s gross sales during 2019.

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

Recently Enacted Accounting Standards

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 2 – COMMON STOCK

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at April 30, 2019 or 2018.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2019 AND 2018

The Company has authorized 300,000,000 shares of par value $0.001 common stock, of which 138,964,917 and 138,964,917 shares are outstanding at April 30, 2019 and 2018, respectively. No shares of common stock have been issued during the year ended April 30, 2019.

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

During fiscal year 2019, the Company has not issued 38,153,269 common shares to a related party affiliate. These shares are reflected in the above disclosures.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

In fiscal year 2018, we agreed to issue a total of 2,183,800 restricted common shares to Lamont Roberts, our CEO, in accordance with Rule 144, in exchange for expenses paid on behalf of the Company for $21,838. Further Lamont Roberts paid expenses totaling $22,023 and $37,178 in the fiscal years ended April 30, 2019 and 2018, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the company.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2019 AND 2018

During the year ended April 30, 2019, the Company made payments of $5,075 to C&R Film for reimbursement of various expenses. During the year ended April 30, 2018, the Company made no payments to C&R Film for film production costs and reimbursement of various expenses. C&R Film is controlled by Lamont Robert, CEO and acting CFO of the Company. The Company has a balance owed to C&R Film of $29,288 at April 30, 2019.

During the years ended April 30, 2019 and 2018, Kevin Frawley, an affiliate, paid expenses totaling $3,090 and $3,000, respectively, in operating expenses, including audit fees, on behalf of the Company. On December 5, 2018, the Company agreed to issue a total of 309,000 restricted common shares to Kevin Frawley, affiliate, in accordance with Rule 144, in exchange for expenses paid on behalf of the Company for $3,090 and recorded as stock to be issued. The Company has a balance owed to Mr. Frawley of $3,000 at April 30, 2019.

During the years ended April 30, 2019 and 2018, the Company made payments of $0 and $0, respectively, to Mike Criscione, Director, for reimbursement of various expenses. During the years ended April 30, 2019 and 2018, Mr. Criscione Films paid expenses totaling $2,575 and $0, respectively, in operating expenses for audit fees on behalf of the Company. The Company has a balance owed to Mr. Criscione of $2,575 at April 30, 2019.

Related party transactions have been disclosed in the other notes to these financial statements.

NOTE 5 – INCOME TAXES

As of April 30, 2019, the Company had net operating loss carryforwards of approximately $1,025,000, which expire in varying amounts between 2019 and 2036. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this (and other) potential future tax benefits has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforwards period are revised.

Deferred income tax assets of approximately $287,000 at April 30, 2019, was offset in full by a valuation allowance.

The approximate components of the Company’s net deferred tax assets, including a valuation allowance, are as follows:

Deferred Tax Assets	As of April 30, 2019	As of April 30, 2018

Net operating loss carryforwards	$1,025,000	$999,000

Net deferred tax assets before valuation allowance	287,000	279,000
Less: Valuation allowance	(287,000)	(279,000)
Net deferred tax assets	0	0

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	As of April 30, 2019	As of April 30, 2018

Statutory federal income tax	(21.0%)	(21.0%)
Statutory state income tax	(7.0%)	(7.0%)
Change in valuation allowance on deferred tax assets	(28.0%)	(28.0%)

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2019 AND 2018

Components of Income Tax Expense	For the Years Ended
	April 30, 2019	April 30, 2018

Federal U.S. Income Taxes
Current	-	-
Deferred	-	-

State Income Taxes
Current	$-	$-
Deferred	-	-
Total Income Tax Expense	$-	$-

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in the above figures for the periods audited.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

Fee Agreement

In January 2019, the Company entered into an agreement with a third party whereby the Company would pay a 10% fee of any gross revenues as a result of any licensing agreements brought to the Company. The Company had no revenue from these sources.

NOTE 7 – SUBSEQUENT EVENTS

There were no events subsequent to April 30, 2019, and up to the date of this filing that would require disclosure.

Item 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (April 30, 2019), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our internal control over financial reporting was not effective as of the fiscal year ended April 30, 2019.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the year ended April 30, 2019 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Mike Criscione, Director

Mike Criscione, 65, has been on the Board since May 1, 2014 and has been a highly successful business man and real estate developer. He brought this extensive experience to the film business in 1991, producing “LA Goddess”. From 2008 to the present Mr. Criscione has directed, financed and produced numerous commercials, music videos, several motion pictures, and documentaries. He is a graduate of Vision Bible College in Whittier, California where he earned his Bachelor degree.

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

Code of Ethics

Goliath Film and Media Holdings has not adopted a code of ethics which applies to the chief executive officer, chief operating officer and chief financial officer, because of our level of operations of the public entity in 2019.

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

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Company’s sole executive officer for the years ended April 30, 2019, 2018, and 2017.

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Lemont	2019	0	0	0	0	0	0	0	0
Roberts,	2018	0	0	0	0	0	0	0	0
CEO and PRES.	2017	0	0	0	0	0	0	0	0

Mike	2019	0	0	0	0	0	0	0	0
Criscione,	2018	0	0	0	0	0	0	0	0
DIRECTOR	2017	0	0	0	0	0	0	0	0

No amounts are paid or payable to directors for acting as such.

Employment Agreements with Executive Officers

We do have any employment agreements with our executive officers at this present time.

Director Compensation

Currently our directors serve without compensation.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information relating to the beneficial ownership of Company common stock as of August 9, 2019 by (i) each person known by Goliath Film and Media Holdings to be the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of Goliath Film and Media Holdings directors and executive officers, and (iii) the Percentage After Offering assumes the sale of all shares offered. Unless otherwise noted below, Goliath Film and Media Holdings believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to the shares. We had 138,964,917 shares outstanding as of August 9, 2019.

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

During the year ended April 30, 2019, we made payments of $5,075 to C&R Film for reimbursement of various expenses. During the year ended April 30, 2018, we made no payments to C&R Film for film production costs and reimbursement of various expenses. C&R Film is controlled by Lamont Robert, CEO and acting CFO of the Company. We have a balance owed to C&R Film of $29,288 at April 30, 2019.

During the years ended April 30, 2019 and 2018, Kevin Frawley, an affiliate, paid expenses totaling $3,090 and $3,000, respectively, in operating expenses, including audit fees, on behalf of us. On December 5, 2018, we agreed to issue a total of 309,000 restricted common shares to Kevin Frawley, affiliate, in accordance with Rule 144, in exchange for expenses paid on behalf of us for $3,090 and recorded as stock to be issued. We have a balance owed to Mr. Frawley of $3,000 at April 30, 2019.

During the years ended April 30, 2019 and 2018, we made payments of $0 and $0, respectively, to Mike Criscione, Director, for reimbursement of various expenses. During the years ended April 30, 2019 and 2018, Mr. Criscione Films paid expenses totaling $2,575 and $0, respectively, in operating expenses for audit fees on behalf of us. The Company has a balance owed to Mr. Criscione of $2,575 at April 30, 2019.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

During the period covering the fiscal years ended April 30, 2019 and 2018, our principal accounting firm Sadler Gibb & Associates was paid $22,000 in 2019 and $21,000 in 2018 for audit and review work.

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

(2) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2019.

GOLIATH FILM AND MEDIA HOLDINGS

By:	/s/ Lamont Roberts
Lamont Roberts
Chief Executive Officer, President and acting
Chief Financial Officer

By:	/s/ Mike Criscione
Mike Criscione
Director

