Form 10-Q
period 2019-07-31
Goliath Film & Media Holdings
filed 2019-09-13
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to_______	Commission File Number 000-18945

GOLIATH FILM AND MEDIA HOLDINGS

(Exact name of registrant as specified in its charter)

Nevada	84-1055077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

112 N. Curry Street, Carson City, Nevada	89703
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging growth company	[ ]

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

There were 138,964,917 shares of common stock $0.001 par value, issued and outstanding as September 9, 2019.

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

The results for the periods ended July 31, 2019 are not necessarily indicative of the results of operations for the full year.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2019	April 30, 2019
	(unaudited)
ASSETS
Current assets
Cash	$237	$822
Deposits	299	299
Total current assets	536	1,121

Total assets	$536	$1,121

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$17,505	$19,010
Accounts payable – related party	48,285	34,863
Total current liabilities	65,790	53,873

Total liabilities	65,790	53,873

Commitments and contingencies	—	—

Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at July 31, 2019 and April 30, 2019, respectively	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 138,964,917 and 138,964,917 shares issued and outstanding, at July 31, 2019 and April 30, 2019, respectively	138,966	138,966
Additional paid in capital	451,500	451,500
Common stock to be issued	381,532	381,532
Accumulated deficit	(1,037,252)	(1,024,750)
Total stockholders’ deficit	(65,254)	(52,752)

Total liabilities and stockholders’ deficit	$536	$1,121

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended,
	July 31, 2019	July 31, 2018

Film production revenues	$—	$—
Cost of sales	—	—
Gross profit	—	—

Operating expenses
General and administrative	12,502	12,060
Total operating expenses	12,502	12,060

Loss from operations	(12,502)	(12,060)

Loss before income taxes	(12,502)	(12,060)

Provision for income taxes	—	—

Net loss	$(12,502)	$(12,060)

Net loss per share of common stock:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares
Outstanding – basic and diluted	138,964,917	138,964,917

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Common Stock to be Issued	Accumulated Deficit	Total Stockholders’ Deficit

Balances, May 1, 2018	138,964,917	$138,966	$451,500	$378,442	$(998,665)	$(29,757)
Net loss, three months ended July 31, 2018	—	—	—	—	(12,060)	(12,060)
Balances, July 31, 2018	138,964,917	$138,966	$451,500	$378,442	$(1,010,725)	$(41,817)

Balances, May 1, 2019	138,964,917	$138,966	$451,500	$381,532	$(1,024,750)	$(52,752)
Net loss, three months ended July 31, 2019	—	—	—	—	(12,502)	(12,502)
Balances, July 31, 2019	138,964,917	$138,966	$451,500	$381,532	$(1,037,252)	$(65,254)

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended,
	July 31, 2019	July 31, 2018

Cash flows from operating activities
Net loss	$(12,502)	$(12,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of Company – related party	13,422	11,976
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(1,505)	—
Net cash used in operating activities	(585)	(84)

Cash flows from investing activities
None	—	—
Net cash provided by investing activities	—	—

Cash flows from financing activities
Proceeds from issuance of common stock	—	—
Line of credit	—	—
Net cash provided by financing activities	—	—

Net change in cash	(585)	(84)
Cash at beginning of period	822	494
Cash at end of period	$237	$410

Supplemental disclosure of non-cash investing and financing activities:
None	$—	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2019 AND 2018

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and operations and cash flows at July 31, 2019 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2019 and 2018 audited financial statements filed on Form 10K on August 9, 2019. The results of operations for the periods ended July 31, 2019 and 2018 are not necessarily indicative of the operating results for the full years.

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

Organization, Nature of Business and Trade Name

The Company is engaged in the production and distribution of motion pictures and television content. The Company has realized revenues from its planned principal business purpose however these revenues are declining with no additional revenues presently being anticipated.

Principles of Consolidation

The accompanying condensed consolidated financial statements includes the accounts of Goliath Film and Media Holdings and its subsidiary, Goliath Film and Media International (“Goliath” or “the Company”). All intercompany accounts and transactions have been eliminated.

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

FOR THE THREE MONTHS ENDED JULY 31, 2019 AND 2018

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

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2019 AND 2018

The Company provides for an allowance for doubtful accounts based on history and experience considering economic and industry trends. The Company does not have any off-Balance Sheet exposure related to its customers.

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

For the three months ended July 31, 2019 and 2018, we had no revenues.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the three months ended July 31, 2019 and 2018.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the three months ended July 31, 2019 and 2018.

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

FOR THE THREE MONTHS ENDED JULY 31, 2019 AND 2018

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at July 31, 2019, assets and liabilities approximate fair value due to their short term nature.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of July 31, 2019, the Company had less than $1,000 in assets.

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

The total number of potential additional dilutive securities outstanding for the three months ended July 31, 2019 and 2018 was none.

Concentrations, Risks, and Uncertainties

The Company’s business with suppliers or customers has entirely come from related parties during three months ended July 31, 2019 and 2018.

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

FOR THE THREE MONTHS ENDED JULY 31, 2019 AND 2018

Recently Enacted Accounting Standards

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – COMMON STOCK

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at July 31, 2019 or 2018.

The Company has authorized 300,000,000 shares of par value $0.001 common stock, of which 138,964,917 and 138,964,917 shares are outstanding at July 31, 2019 and April 30, 2019, respectively. No shares of common stock have been issued during the three months ended July 31, 2019.

As of September 9, 2019, the Company has not issued 38,153,269 common shares to a related party affiliate. These shares are reflected in the above disclosures.

NOTE 4 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs, which raises substantial doubt about our ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

In the past year, the Company funded operations through contributions from officers and affiliates of the Company. For the coming year, the Company plans to continue to fund the Company through debt and securities sales and issuances, focus on a possible joint venture or merger until the company generates revenues through the operations of such merged company or joint venture as stated above.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2019 and 2018, the Company made no payments to C&R Films for film production costs and reimbursement of various expenses. C&R paid expenses totaling $1,422 and $11,976 in the three months ended July 31, 2019 and 2018, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Robert, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $30,710 at July 31, 2019.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2019 AND 2018

During the three months ended July 31, 2019 and 2018, the Company made no payments to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $7,000 and $0 in the three months ended July 31, 2019 and 2018, respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Robert, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $7,000 at July 31, 2019.

During the three months ended July 31, 2019 and 2018, Kevin Frawley, an affiliate, paid expenses totaling $5,000 and $0, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $8,000 at July 31, 2019.

During the three months ended July 31, 2019 and 2018, the Company made no payments to Mike Criscione, Director, for reimbursement of various expenses. During the three months ended July 31, 2019 and 2018, Mr. Criscione paid no expenses on behalf of the Company. The Company has a balance owed to Mr. Criscione of $2,575 at July 31, 2019.

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

NOTE 7 – SUBSEQUENT EVENTS

There were no events subsequent to July 31, 2019, and up to the date of this filing that would require disclosure.

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

Goliath’s revenue model includes receiving revenue from distribution fees. A limited number of its content properties include projects developed and produced by Goliath and those produced by an independent third party production ent.

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

Mother of Justice (Drama- Strong Female Lead) ERT (Emergency Rescue Team) (Drama - Strong Female Lead) Waiting for the Guy (Original Sit Com) The Alicia Alonso Story (Movie - Strong Female Latin Lead) Timmy Travels Thru Time (Kids Entertaining and Educational) Keeping Score (A Women’s Guide to Men’s Sports) Sports The Ugly Dog (Animated Hour Glass Bride (Reality TV) Ready to Look Younger (Reality TV). Beverly Hills Country Club (Soap Opera - Web Series). Lessons in Love (Feature - Romantic Comedy) Property 12. Last Moment in Time (Drama). The House of Temptation - (Thriller). Across the Hands of Time-(Special). Across the Hands of Time - (Special-BLK Network). Lafayette (In Development) - (Historical. Horse Haven (Special) Rescue Horses - California Fires. Shock Incarceration - Documentary - Complete. Changing Lives - Changing History - Changing Time - (BLK NW) Southern Christmas - Holiday Movie Transformational Programs: Mind Dive - Meditations for Peace (Michel Pascal). Quiet Callings-Daily Mediations (Fred Johnson). Super Camp-Quantum Learning (Bobbi and Joe De Porter) Pilates for Kids. Pilates for Everybody. Keeping Score-A Parent’s Guide to Kid’s Sports Temporary Insanity, Five Finger Fold, Underdeveloped, Ford Escort, Death Visit, Till There Was You and Catching Dreams.

The purpose of all seven Representation Agreements is for the purpose of obtaining domestic and foreign licensing on an exclusive basis for the intellectual properties in all media outlets. In all of the Representation Agreements Goliath will receive 10% of gross proceeds on licensing in all domestic and foreign territories and 10% equity/ownership in the intellectual as part of its compensation. Additionally, Goliath will be given two separate credits as Executive Producer in all intellectual property(s) that are licensed through Goliath’s efforts. Further included would be an “In Association With” credit for Goliath. The terms of the Agreements was 12 months ending on January 21, 2019.

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

Plan of Operations

We had a net loss of $12,502 and $12,060 for the three months ended July 31, 2019 and 2018, respectively, and historical losses totaling $1,037,252 as of July 31, 2019. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plan to continue as a going concern revolves around its ability to execute its business strategy of digital content, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

Results of Operations

Three Months Ended July 31, 2019 Compared to Three Months Ended July 31, 2018

Film Production Revenue

During the three months ended July 31, 2019 and 2018, we had no revenues.

Cost of Sales

During the three months ended July 31, 2019 and 2018, we had no cost of sales.

Operating expenses

Operating expenses increased by $442, or 3.7%, to $12,502 in the three months ended July 31, 2019 from $12,060 in the three months ended July 31, 2018 primarily due to increases in consulting services of $1,821 and other operating expenses of $526, offset partially by the decrease in professional fees of $1,905.

Operating expenses for the three months ended July 31, 2019 were comprised primarily of consulting services of $6,000, professional fees of $5,295, and $1,207 of other operating expenses.

Operating expenses for the three months ended July 31, 2018 were comprised primarily of consulting services of $4,179, professional fees of $7,200, and $681 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the three months ended July 31, 2019 and 2018 are primarily due to consulting services and professional fees.

Assets and Liabilities

Total assets were $536 as of July 31, 2019 compared to $1,121 as of April 30, 2019, or a decrease of $585, primarily the result of a decrease in cash of $585. Total liabilities were $65,790 as of July 31, 2019 compared to $53,873 as of April 30, 2019, or an increase of $11,917, primarily the result of an increase in accounts payable – related party of $13,422.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of $585 in the three months ended July 31, 2019 resulting from cash used in operating activities of $585.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Three Months Ended July 31,
	2019	2018

Cash at beginning of period	$822	$494
Net cash used in operating activities	(585)	(84)
Net cash used in investing activities	—	—
Net cash provided by financing activities	—	—
Cash at end of period	$237	$410

Net cash used in operating activities was $585 for the three months ended July 31, 2019 compared to net cash used in operations for the three months ended July 31, 2018 of $84. Cash used in operations for the three months ended July 31, 2019 consisted of a net loss of $12,502 and the change in accounts payable and accrued expenses of $1,505, offset partially by expenses paid on behalf of Company – related party of $13,422.

Net cash provided by investing activities was $0 for the three months ended July 31, 2019 and 2018.

Net cash provided by financing activities was $0 for the three months ended July 31, 2019 and 2018.

Our cash needs for the year ending April 30, 2020 are estimated to be $200,000. This budget is based on the assumption that we will carry out one project at a time for which we will need about $50,000 in working capital; general and administrative expenses of $150,000 for the costs related to being public, and miscellaneous office expenses. We sold no shares during the three months ended July 31, 2019 and 2018. As we move forward with our business plan, we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2020 fiscal year.

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

Equity Financing

During the three months ended July 31, 2019 and 2018, the Company did not enter into any private placement memorandums.

The Company has not issued 38,153,269 common shares to related party affiliates. These shares are reflected in the above disclosures.

Fee Agreement

In January 2019, the Company entered into an agreement with a third party whereby the Company would pay a 10% fee of any gross revenues as a result of any licensing agreements brought to the Company.

Other

During the three months ended July 31, 2019 and 2018, the Company made no payments to C&R Films for film production costs and reimbursement of various expenses. C&R paid expenses totaling $1,422 and $11,976 in the three months ended July 31, 2019 and 2018, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Robert, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $30,710 at July 31, 2019.

During the three months ended July 31, 2019 and 2018, the Company made no payments to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $7,000 and $0 in the three months ended July 31, 2019 and 2018, respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Robert, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $7,000 at July 31, 2019.

During the three months ended July 31, 2019 and 2018, Kevin Frawley, an affiliate, paid expenses totaling $5,000 and $0, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $8,000 at July 31, 2019.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (July 31, 2019), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2019 that have materially affected or are reasonably likely to materially affect our internal controls.

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

GOLIATH FILM AND MEDIA HOLDINGS

Dated: September 13, 2019	By:	/s/ Lamont Roberts
Lamont Roberts
CEO Director and acting Chief Financial Officer

/s/ Mike Criscione
Mike Criscione Director

