Form 10-Q
period 2019-10-31
Goliath Film & Media Holdings
filed 2019-12-13
CIK 820771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______	Commission File Number 000-18945

GOLIATH FILM AND MEDIA HOLDINGS

(Exact name of registrant as specified in its charter)

Nevada	84-1055077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

112 N. Curry Street, Carson City, Nevada	89703
(Address of principal executive offices)	(Zip Code)

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

There were 138,964,917 shares of common stock $0.001 par value, issued and outstanding as December 13, 2019.

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

The results for the periods ended October 31, 2019 are not necessarily indicative of the results of operations for the full year.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31 2019	April 30, 2019
	(unaudited)
ASSETS
Current assets
Cash	$128	$822
Deposits	299	299
Total current assets	427	1,121

Total assets	$427	$1,121

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$16,505	$19,010
Accounts payable – related party	51,375	34,863
Total current liabilities	67,880	53,873

Total liabilities	67,880	53,873

Commitments and contingencies	—	—

Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at October 31, 2019 and April 30, 2019, respectively	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 138,964,917 and 138,964,917 shares issued and outstanding, at October 31, 2019 and April 30, 2019, respectively	138,966	138,966
Additional paid in capital	451,500	451,500
Common stock to be issued	381,532	381,532
Accumulated deficit	(1,039,451)	(1,024,750)
Total stockholders’ deficit	(67,453)	(52,752)

Total liabilities and stockholders’ deficit	$427	$1,121

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Six Months Ended		For the Three Months Ended
	October 31,		October 31,
	2019	2018	2019	2018

Film production revenues	$10,593	$—	$10,593	$—
Cost of sales	—	—	—	—
Gross profit	10,593	—	10,593	—

Operating expenses
General and administrative	$25,294	$23,184	$12,792	$11,124
Total operating expenses	25,294	23,184	12,792	11,124

Loss from operations	(14,701)	(23,184)	(2,199)	(11,124)

Loss before income tax	(14,701)	(23,184)	(2,199)	(11,124)

Provision for income taxes	—	—	—	—

Net loss	$(14,701)	$(23,184)	$(2,199)	$(11,124)

Net loss per share of common stock:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	138,964,917	138,964,917	138,964,917	138,964,917

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Common Stock		Additional Paid in	Common Stock to	Accumulated	Total Stockholders’
	Shares	Amount	Capital	be Issued	Deficit	Deficit

Balances, August 1, 2018	138,964,917	$138,966	$451,500	$378,442	$(1,010,725)	$(41,817)
Net loss, three months ended October 31, 2018	—	—	—	—	(11,124)	(11,124)
Balances, October 31, 2018	138,964,917	$138,966	$451,500	$378,442	$(1,021,849)	$(52,941)

Balances, August 1, 2019	138,964,917	$138,966	$451,500	$381,532	$(1,037,252)	$(52,752)
Net loss, three months ended October 31, 2019	—	—	—	—	(2,199)	(2,199)
Balances, October 31, 2019	138,964,917	$138,966	$451,500	$381,532	$(1,039,451)	$(67,453)

Balances, May 1, 2018	138,964,917	$138,966	$451,500	$378,442	$(998,665)	$(29,757)
Net loss, six months ended October 31, 2018	—	—	—	—	(23,184)	(23,184)
Balances, October 31, 2018	138,964,917	$138,966	$451,500	$378,442	$(1,021,849)	$(52,941)

Balances, May 1, 2019	138,964,917	$138,966	$451,500	$381,532	$(1,024,750)	$(52,752)
Net loss, six months ended October 31, 2019	—	—	—	—	(14,701)	(14,701)
Balances, October 31, 2019	138,964,917	$138,966	$451,500	$381,532	$(1,039,451)	$(67,453)

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended,
	October 31, 2019	October 31, 2018

Cash flows from operating activities
Net loss	$(14,701)	$(23,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of company by related party	16,512	23,016
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(2,505)	—
Net cash used in operating activities	(694)	(168)

Cash flows from investing activities
None	—	—
Net cash provided by investing activities	—	—
None	—	—
Net cash provided by financing activities	—	—

Net change in cash	(694)	(168)
Cash at beginning of period	822	494
Cash at end of period	$128	$326

Supplemental disclosure of non-cash investing and financing activities:
None	$—	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2019 AND 2018

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and operations and cash flows at October 31, 2019 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2019 and 2018 audited financial statements filed on Form 10K on August 9, 2019. The results of operations for the periods ended October 31, 2019 and 2018 are not necessarily indicative of the operating results for the full years.

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

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2019 AND 2018

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

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2019 AND 2018

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

For the three and six months ended October 31, 2019 and 2018, the Company had $10,593 and $10,593 and $0 and $0, respectively, of recorded revenue.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the three and six months ended October 31, 2019 and 2018.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the three and six months ended October 31, 2019 and 2018.

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

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2019 AND 2018

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at October 31, 2019, assets and liabilities approximate fair value due to their short-term nature.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of October 31, 2019, the Company had less than $1,000 in assets.

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

The total number of potential additional dilutive securities outstanding for the three and six months ended October 31, 2019 and 2018 was none.

Concentrations, Risks, and Uncertainties

The Company’s business with suppliers or customers has entirely come from unrelated parties during three and six months ended October 31, 2019 and 2018.

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

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2019 AND 2018

Recently Enacted Accounting Standards

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – COMMON STOCK

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at October 31, 2019 or April 30, 2019.

The Company has authorized 300,000,000 shares of par value $0.001 common stock, of which 138,964,917 and 138,964,917 shares are outstanding at October 31, 2019 and April 30, 2019, respectively. No shares of common stock have been issued during the three and six months ended October 31, 2019.

As of December 13, 2019, the Company has not issued 38,153,269 common shares to a related party affiliate. These shares are reflected in the above disclosures.

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

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2019 AND 2018

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three and six months ended October 31, 2019 and 2018, the Company made no payments to C&R Films for film production costs and reimbursement of various expenses. C&R paid expenses totaling $0 and $1,422 and $7,950 and $19,926 in the three and six months ended October 31, 2019 and 2018, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Robert, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $30,710 at October 31, 2019.

During the three and six months ended October 31, 2019 and 2018, the Company made no payments to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $0 and $7,000 and $0 and $0 in the three and six months ended October 31, 2019 and 2018, respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Robert, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $7,000 at October 31, 2019.

During the three and six months ended October 31, 2019 and 2018, Kevin Frawley, an affiliate, paid expenses totaling $0 and $5,000 and $3,090 and $3,090, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $8,000 at October 31, 2019.

During the three and six months ended October 31, 2019 and 2018, the Company made no payments to Mike Criscione, Director, for reimbursement of various expenses. During the three and six months ended October 31, 2019 and 2018, Mr. Criscione paid expenses totaling $3,090 and $3,090 and $0 and $0, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Criscione of $5,665 at October 31, 2019.

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

NOTE 7 – SUBSEQUENT EVENTS

There were no events subsequent to October 31, 2019, and up to the date of this filing that would require disclosure.

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

Goliath’s revenue model includes receiving revenue from distribution fees. A limited number of its content properties include projects developed and produced by Goliath and those produced by an independent third-party production entity.

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

The purpose of all seven Representation Agreements is for the purpose of obtaining domestic and foreign licensing on an exclusive basis for the intellectual properties in all media outlets. In all of the Representation Agreements Goliath will receive 10% of gross proceeds on licensing in all domestic and foreign territories and 10% equity/ownership in the intellectual as part of its compensation. Additionally, Goliath will be given two separate credits as Executive Producer in all intellectual property(s) that are licensed through Goliath’s efforts. Further included would be an “In Association With” credit for Goliath. The terms of the Agreements were 12 months ending on January 21, 2019.

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

How do these distribution rights work?

We enter into a Distribution Agreement for each motion picture. Terms may be perpetual or limited by years. The motion pictures that we are acquiring will have a term of five years. We will generally obtain a fee of 20% to 30% of gross revenues. Licensing will be flexible for usage applications on a yearly or multi-year basis. Most markets, especially foreign territories have a tendency to continuously renew content licensing.

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

Plan of Operations

We had a net loss of $2,199 and $14,701 for the three and six months ended October 31, 2019, respectively, and historical losses totaling $1,039,451 as of October 31, 2019. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plan to continue as a going concern revolves around its ability to execute its business strategy of digital content, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

Results of Operations

Three Ended October 31, 2019 Compared to Three Months Ended October 31, 2018

Film Production Revenue

For the three months ended October 31, 2019 we had revenues of $10,593. For the three months ended October 31, 2018, we had no revenues. The increase is due to a distribution fee paid to us by Mar Vista related to the motion picture “Girlfriends of Christmas Past”.

Cost of Sales

During the three months ended October 31, 2019 and 2018, we had no cost of sales.

Operating expenses

Operating expenses increased by $1,668, or 15.0%, to $12,792 in the three months ended October 31, 2019 from $11,124 in the three months ended October 31, 2018 primarily due to increases in professional fees of $1,178, travel costs of $92, and rent of $398.

Operating expenses for the three months ended October 31, 2019 were comprised primarily of professional fees of $12,218, travel costs of $92, rent of $398, and $84 of other operating expenses.

Operating expenses for the three months ended October 31, 2018 were comprised primarily of professional fees of $11,040, and $84 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the three months ended October 31, 2019 totaling $2,199 is primarily due to revenue of $10,593 offset by consulting services, rent, and other operating expenses compared to a net loss for the three months ended October 31, 2018 totaling $11,124 primarily due to professional fees, and other operating expenses.

Assets and Liabilities

Total assets were $427 as of October 31, 2019 compared to $1,121 as of April 30, 2019, or a decrease of $694, primarily the result of a decrease in cash of $694. Total liabilities were $67,880 as of October 31, 2019 compared to $53,873 as of April 30, 2019, or an increase of $14,007, primarily the result of an increase in accounts payable – related party of $16,512.

Six Months Ended October 31, 2019 Compared to Six Months Ended October 31, 2018

Film Production Revenue

For the six months ended October 31, 2019 we had revenues of $10,593. For the six months ended October 31, 2018, we had no revenues. The increase is due to a distribution fee paid to us by Mar Vista related to the motion picture “Girlfriends of Christmas Past”.

Cost of Sales

For the six months ended October 31, 2019 and 2018, we had no cost of sales.

Operating expenses

Operating expenses increased by $2,110, or 9.1%, to $25,294 in the six months ended October 31, 2019 from $23,184 in the six months ended October 31, 2018 primarily due to increases in professional fees and rent.

Operating expenses for the six months ended October 31, 2019 were comprised primarily of consulting services of $5,000, professional fees of $18,514, rent of $1,194, travel costs of $322, and $264 of other operating expenses.

Operating expenses for the six months ended October 31, 2018 were comprised primarily of professional fees of $17,419, office rent of $597, consulting services of $5,000, and $168 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the six months ended October 31, 2019 totaling $14,701 is primarily due to consulting services costs, professional fees, and rent compared to net loss for the six months ended October 31, 2018 totaling $23,184 primarily due to professional fees, travel costs, rent, and other operating expenses.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of $694 in the three months ended October 31, 2019 resulting from cash used in operating activities of $694.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Six Months Ended October 31,
	2019	2018

Cash at beginning of period	$822	$494
Net cash used in operating activities	(694)	(168)
Net cash used in investing activities	—	—
Net cash provided by financing activities	—	—
Cash at end of period	$128	$326

Net cash used in operating activities was $694 for the six months ended October 31, 2019 compared to net cash used in operations for the six months ended October 31, 2018 of $168. Cash used in operations for the six months ended October 31, 2019 consisted of a net loss of $14,701 and the change in accounts payable and accrued expenses of $2,505, offset partially by expenses paid on behalf of Company – related party of $16,512.

Net cash provided by investing activities was $0 for the three and six months ended October 31, 2019 and 2018.

Net cash provided by financing activities was $0 for the three and six months ended October 31, 2019 and 2018.

Our cash needs for the year ending April 30, 2020 are estimated to be $200,000. This budget is based on the assumption that we will carry out one project at a time for which we will need about $50,000 in working capital; general and administrative expenses of $150,000 for the costs related to being public, and miscellaneous office expenses. We sold no shares during the three and six months ended October 31, 2019 and 2018. As we move forward with our business plan, we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2020 fiscal year.

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

Equity Financing

During the three and six months ended October 31, 2019 and 2018, the Company did not enter into any private placement memorandums.

The Company has not issued 38,153,269 common shares to related party affiliates. These shares are reflected in the above disclosures.

Fee Agreement

In January 2019, the Company entered into an agreement with a third party whereby the Company would pay a 10% fee of any gross revenues as a result of any licensing agreements brought to the Company.

Other

During the three and six months ended October 31, 2019 and 2018, the Company made no payments to C&R Films for film production costs and reimbursement of various expenses. C&R paid expenses totaling $0 and $1,422 and $7,950 and $19,926 in the three and six months ended October 31, 2019 and 2018, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Robert, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $30,710 at October 31, 2019.

During the three and six months ended October 31, 2019 and 2018, the Company made no payments to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $0 and $7,000 and $0 and $0 in the three and six months ended October 31, 2019 and 2018, respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Robert, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $7,000 at October 31, 2019.

During the three and six months ended October 31, 2019 and 2018, Kevin Frawley, an affiliate, paid expenses totaling $0 and $5,000 and $3,090 and $3,090, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $8,000 at October 31, 2019.

During the three and six months ended October 31, 2019 and 2018, the Company made no payments to Mike Criscione, Director, for reimbursement of various expenses. During the three and six months ended October 31, 2019 and 2018, Mr. Criscione paid expenses totaling $3,090 and $3,090 and $0 and $0, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Criscione of $5,665 at October 31, 2019.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (October 31, 2019), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2019 that have materially affected or are reasonably likely to materially affect our internal controls.

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

GOLIATH FILM AND MEDIA HOLDINGS

Dated: December 13, 2019	By:	/s/ Lamont Roberts
Lamont Roberts
CEO Director and acting Chief Financial Officer

/s/ Mike Criscione
Mike Criscione
Director

