Form 10-Q
period 2020-01-31
Goliath Film & Media Holdings
filed 2020-03-16
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

There were 138,964,917 shares of common stock $0.001 par value, issued and outstanding as March 16, 2020.

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

The results for the periods ended January 31, 2020 are not necessarily indicative of the results of operations for the full year.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31 2020	April 30, 2019
	(unaudited)
ASSETS
Current assets
Cash	$198	$822
Deposits	299	299
Total current assets	497	1,121

Total assets	$497	$1,121

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$13,504	$19,010
Accounts payable – related party	54,465	34,863
Total current liabilities	67,969	53,873

Total liabilities	67,969	53,873

Commitments and contingencies	—	—

Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at January 31, 2020 and April 30, 2019, respectively	—	—

Common stock, $0.001 par value, 300,000,000 shares authorized; 138,964,917 and 138,964,917 shares issued and outstanding, at January 31, 2020 and April 30, 2019, respectively	138,966	138,966
Additional paid in capital	451,500	451,500
Common stock to be issued	381,532	381,532
Accumulated deficit	(1,039,470)	(1,024,750)
Total stockholders’ deficit	(67,472)	(52,752)

Total liabilities and stockholders’ deficit	$497	$1,121

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Nine Months Ended		For the Three Months Ended
	January 31,		January 31,
	2020	2019	2020	2019

Film production revenues	$13,954	10,873	$3,361	10,873
Cost of sales	—	—	—	—
Gross profit	13,954	10,873	3,361	10,873

Operating expenses
General and administrative	28,674	30,900	3,380	7,716
Total operating expenses	14,720	30,900	3,380	7,716

Profit (loss) from operations	(14,720)	(20,027)	(19)	3,157

Profit (loss) before income tax	(14,720)	(20,027)	(19)	3,157

Provision for income taxes	—	—	—	—

Net profit (loss)	$(14,720)	$(20,027)	$(19)	$3,157

Net loss per share of common stock:
Basic	$(0.00)	$(0.00)	$(0.00)	$0.00
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic	138,964,917	138,964,917	138,964,917	138,964,917
Diluted	138,964,917	138,964,917	138,964,917	138,964,917

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional	Common		Total
	Common Stock		Paid in	Stock to	Accumulated	Stockholders’
	Shares	Amount	Capital	be Issued	Deficit	Deficit

Balances, November 1, 2018	138,964,917	$138,966	$451,500	$378,442	$(1,021,849)	$(52,941)
Common stock to be issued – related parties	—	—	—	3,090	—	3,090
Net profit, three months ended January 31, 2019	—	—	—	—	3,157	3,157
Balances, January 31, 2019	138,964,917	$138,966	$451,500	$381,532	$(1,018,692)	$(46,694)

Balances, November 1, 2019	138,964,917	$138,966	$451,500	$381,532	$(1,039,451)	$(67,453)
Net loss, three months ended January 31, 2020	—	—	—	—	(19)	(19)
Balances, January 31, 2020	138,964,917	$138,966	$451,500	$381,532	$(1,039,470)	$(67,472)

Balances, May 1, 2018	138,964,917	$138,966	$451,500	$378,442	$(998,665)	$(29,757)
Common stock to be issued – related parties	—	—	—	3,090	—	3,090
Net loss, nine months ended January 31, 2019	—	—	—	—	(20,027)	(20,027)
Balances, January 31, 2019	138,964,917	$138,966	$451,500	$381,532	$(1,018,692)	$(46,694)

Balances, May 1, 2019	138,964,917	$138,966	$451,500	$381,532	$(1,024,750)	$(52,752)
Net loss, nine months ended January 31, 2020	—	—	—	—	(14,720)	(14,720)
Balances, January 31, 2020	138,964,917	$138,966	$451,500	$381,532	$(1,039,470)	$(67,472)

See accompanying notes to consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended,
	January 31, 2020	January 31, 2019

Cash flows from operating activities
Net loss	$(14,720)	$(20,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of company – related party	19,602	21,813
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(5,506)	929
Net cash provided by (used in) operating activities	(624)	2,715

Cash flows from investing activities
None	—	—
Net cash provided by investing activities	—	—

Cash flows from financing activities
None	—	—
Net cash used in financing activities	—	—

Net change in cash and cash equivalent	(624)	2,715
Cash and cash equivalent at beginning of period	822	494
Cash and cash equivalent at end of period	$198	$3,209

Non-cash investing and financing activities:
Settlement of accounts payable – related party for common stock to be issued	$—	$3,090

Supplemental Disclosure of cash flow Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2020 AND 2019

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and operations and cash flows at January 31, 2020 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2019 and 2018 audited financial statements filed on Form 10-K on August 9, 2019. The results of operations for the periods ended January 31, 2020 and 2019 are not necessarily indicative of the operating results for the full years.

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

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2020 AND 2019

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

Films and Television Costs

The Company capitalizes production costs for films produced in accordance with ASC 926-20, “Entertainment-Films – Other Assets – Film Costs”. Accordingly, production costs are capitalized at actual cost and then charged against revenue quarterly as a cost of production based on the relative fair value of the film(s) delivered and recognized as revenue. The Company evaluates its capitalized production costs annually and limits recorded amounts by its ability to recover such costs through expected future sales.

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

The Company generates all of its revenue from contracts with customers. The Company recognizes revenue when we satisfy a performance obligation by transferring control of the promised services to a customer in an amount that reflects the consideration that we expect to receive in exchange for those services. The Company determines revenue recognition through the following steps:

1.	Identification of the contract, or contracts, with a customer.
2.	Identification of the performance obligations in the contract.
3.	Determination of the transaction price.
4.	Allocation of the transaction price to the performance obligations in the contract.
5.	Recognition of revenue when, or as, we satisfy a performance obligation.

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

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2020 AND 2019

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

For the three and nine months ended January 31, 2020 and 2019, the Company had $3,361 and $10,873 and $13,954 and $10,873, respectively, of recorded revenue.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the three and nine months ended January 31, 2020 and 2019.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the three and nine months ended January 31, 2020 and 2019.

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

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2020 AND 2019

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at January 31, 2020, assets and liabilities approximate fair value due to their short-term nature.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of January 31, 2020, the Company had less than $1,000 in assets.

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

The total number of potential additional dilutive securities outstanding for the three and nine months ended January 31, 2020 and 2019 was none.

Concentrations, Risks, and Uncertainties

The Company’s business with suppliers or customers has entirely come from unrelated parties during three and nine months ended January 31, 2020 and 2019.

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

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2020 AND 2019

Recently Enacted Accounting Standards

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – COMMON STOCK

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at January 31, 2020 or April 30, 2019.

The Company has authorized 300,000,000 shares of par value $0.001 common stock, of which 138,964,917 and 138,964,917 shares are outstanding at January 31, 2020 and April 30, 2019, respectively. No shares of common stock have been issued during the three and nine months ended January 31, 2020.

As of January 31, 2020, the Company has not issued 38,153,269 common shares to a related party affiliate. These shares are reflected in the above disclosures.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three and nine months ended January 31, 2020 and 2019, the Company made no payments to C&R Films for film production costs and reimbursement of various expenses. C&R paid expenses totaling $0 and $1,422 and $2,500 and $16,148 in the three and nine months ended January 31, 2020 and 2019, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $30,710 at January 31, 2020.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2020 AND 2019

During the three and nine months ended January 31, 2020 and 2019, the Company made no payments to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $0 and $7,000 and $0 and $0 in the three and nine months ended January 31, 2020 and 2019 respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $7,000 at January 31, 2020.

During the three and nine months ended January 31, 2020 and 2019, Kevin Frawley, an affiliate, paid expenses totaling $0 and $5,000 and $0 and $3,090, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $8,000 at January 31, 2020.

During the three and nine months ended January 31, 2020 and 2019, the Company made no payments to Mike Criscione, Director, for reimbursement of various expenses. During the three and nine months ended January 31, 2020 and 2019, Mr. Criscione paid expenses totaling $3,090 and $6,180 and $2,575 and $2,575, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Criscione of $8,755 at January 31, 2020.

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

NOTE 7 – SUBSEQUENT EVENTS

There were no events subsequent to January 31, 2020, and up to the date of this filing that would require disclosure.

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

Production Agreements

On January 21, 2018 Goliath entered into seven separate Representation Agreements with different parties but identical terms accounting for thirty-five intellectual property being represented. The properties include the following:

Mother of Justice (Drama- Strong Female Lead), ERT (Emergency Rescue Team) (Drama - Strong Female Lead), Waiting for the Guy (Original Sit Com), The Alicia Alonso Story (Movie - Strong Female Latin Lead), Timmy Travels Thru Time (Kids Entertaining and Educational), Keeping Score (A Women’s Guide to Men’s Sports), Sports The Ugly Dog (Animated), Hour Glass Bride (Reality TV), Ready to Look Younger (Reality TV). Beverly Hills Country Club (Soap Opera - Web Series), Lessons in Love (Feature - Romantic Comedy) Property 12, Last Moment in Time (Drama), The House of Temptation - (Thriller), Across the Hands of Time-(Special), Across the Hands of Time - (Special-BLK Network), Lafayette (In Development) - (Historical. Horse Haven (Special), Rescue Horses - California Fires, Shock Incarceration - Documentary – Complete, Changing Lives - Changing History - Changing Time - (BLK NW), Southern Christmas - Holiday Movie Transformational Programs: Mind Dive - Meditations for Peace (Michel Pascal), Quiet Callings-Daily Mediations (Fred Johnson), Super Camp-Quantum Learning (Bobbi and Joe De Porter) Pilates for Kids, Pilates for Everybody. Keeping Score-A Parent’s Guide to Kid’s Sports Temporary Insanity, Five Finger Fold, Underdeveloped, Ford Escort, Death Visit, Till There Was You and Catching Dreams.

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

Plan of Operations

We had a net loss of $19 and $14,720 for the three and nine months ended January 31, 2020, respectively, and historical losses totaling $1,039,470 as of January 31, 2020. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plan to continue as a going concern revolves around its ability to execute its business strategy of digital content, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

Results of Operations

Three Months Ended January 31, 2020 Compared to Three Months Ended January 31, 2019

Film Production Revenue

For the three months ended January 31, 2020 and 2019, we had revenues of $3,361 and $10,873, respectively. The decrease is due to fewer distribution fees paid to us by Mar Vista related to the motion picture “Girlfriends of Christmas Past”.

Cost of Sales

During the three months ended January 31, 2020 and 2019, we had no cost of sales.

Operating expenses

Operating expenses decreased by $4,336, or 56.20%, to $3,380 in the three months ended January 31, 2020 from $7,716 in the three months ended January 31, 2019 primarily due to decreases in professional fees of $2,786, and consulting services of $1,550.

Operating expenses for the three months ended January 31, 2020 were comprised primarily of professional fees of $3,090, office rent of $199, and $91 of other operating expenses.

Operating expenses for the three months ended January 31, 2019 were comprised primarily of professional fees of $5,875, consulting services of $1,550, office rent of $199, and $92 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the three months ended January 31, 2020 totaling $19 is primarily due to revenue of $3,361 offset by consulting services, rent, and other operating expenses compared to a net profit for the three months ended January 31, 2019 totaling $3,157 primarily due to revenue of $10,873 offset by professional fees, and other operating expenses.

Assets and Liabilities

Total assets were $497 as of January 31, 2020 compared to $1,121 as of April 30, 2019, or a decrease of $624, primarily the result of a decrease in cash of $624. Total liabilities were $67,969 as of January 31, 2019 compared to $53,873 as of April 30, 2019, or an increase of $14,096, primarily the result of an increase in accounts payable – related party of $19,602, offset partially by a decrease in accounts payable and accrued expenses of $5,506.

Nine Months Ended January 31, 2020 Compared to Nine Months Ended January 31, 2019

Film Production Revenue

For the nine months ended January 31, 2020 and 2019, we had revenues of $13,954 and $10,873, respectively. The increase is due to an increase in distribution fees paid to us by Mar Vista related to the motion picture “Girlfriends of Christmas Past”.

Cost of Sales

For the nine months ended January 31, 2020 and 2019, we had no cost of sales.

Operating expenses

Operating expenses decreased by $2,226, or 7.2%, to $28,674 in the nine months ended January 31, 2020 from $30,900 in the nine months ended January 31, 2019 primarily due to decreases in professional fees.

Operating expenses for the nine months ended January 31, 2019 were comprised primarily of consulting services of $5,000, professional fees of $21,604, rent of $1,393, and $677 of other operating expenses.

Operating expenses for the nine months ended January 31, 2019 were comprised primarily of consulting services of $6,550, professional fees of $23,294, rent of $796, and $260 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the nine months ended January 31, 2020 totaling $14,720 is primarily due to consulting services costs, professional fees, and rent compared to net loss for the nine months ended January 31, 2019 totaling $20,027 primarily due to professional fees, travel costs, rent, and other operating expenses.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of $624 in the three months ended January 31, 2020 resulting from cash used in operating activities of $624 and none from operating and financing activities.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Nine Months Ended January 31,
	2020	2019

Cash at beginning of period	$822	$494
Net cash used in operating activities	(624)	2,715
Net cash used in investing activities	—	—
Net cash provided by financing activities	—	—
Cash at end of period	$198	$3,209

Net cash used in operating activities was $624 for the nine months ended January 31, 2020 compared to net cash provided by operations for the nine months ended January 31, 2019 of $2,715. Cash used in operations for the nine months ended January 31, 2020 consisted of a net loss of $14,720 and the change in accounts payable and accrued expenses of $5,506, offset partially by expenses paid on behalf of Company – related party of $19,602.

Net cash provided by investing activities was $0 for the three and nine months ended January 31, 2020 and 2019.

Net cash provided by financing activities was $0 for the three and nine months ended January 31, 2020 and 2019.

Our cash needs for the year ending April 30, 2020 are estimated to be $200,000. This budget is based on the assumption that we will carry out one project at a time for which we will need about $50,000 in working capital; general and administrative expenses of $150,000 for the costs related to being public, and miscellaneous office expenses. We sold no shares during the three and nine months ended January 31, 2020 and 2019. As we move forward with our business plan, we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2020 fiscal year.

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

Equity Financing

During the three and nine months ended January 31, 2020 and 2019, the Company did not enter into any private placement memorandums.

The Company has not issued 38,153,269 common shares to related party affiliates. These shares are reflected in the above disclosures.

Fee Agreement

In January 2019, the Company entered into an agreement with a third party whereby the Company would pay a 10% fee of any gross revenues as a result of any licensing agreements brought to the Company.

Other

During the three and nine months ended January 31, 2020 and 2019, the Company made no payments to C&R Films for film production costs and reimbursement of various expenses. C&R paid expenses totaling $0 and $1,422 and $2,500 and $16,148 in the three and nine months ended January 31, 2020 and 2019, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $30,710 at January 31, 2020.

During the three and nine months ended January 31, 2020 and 2019, the Company made no payments to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $0 and $7,000 and $0 and $0 in the three and nine months ended January 31, 2020 and 2019, respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $7,000 at January 31, 2020.

During the three and nine months ended January 31, 2020 and 2019, Kevin Frawley, an affiliate, paid expenses totaling $0 and $5,000 and $0 and $3,090, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $8,000 at January 31, 2020.

During the three and nine months ended January 31, 2020 and 2019, the Company made no payments to Mike Criscione, Director, for reimbursement of various expenses. During the three and nine months ended January 31, 2020 and 2019, Mr. Criscione paid expenses totaling $3,090 and $6,180 and $2,575 and $2,575, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Criscione of $8,755 at January 31, 2020.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (January 31, 2020), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2020 that have materially affected or are reasonably likely to materially affect our internal controls.

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

GOLIATH FILM AND MEDIA HOLDINGS

Dated: March 16, 2020	By:	/s/ Lamont Roberts
Lamont Roberts
CEO Director and acting Chief Financial Officer

/s/ Mike Criscione
Mike Criscione Director

