Form 10-K
period 2020-04-30
Goliath Film & Media Holdings
filed 2020-08-13
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2020

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporation Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [X] Smaller reporting company [X] Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	GFMH	OTCBB

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 2019 was $121,193 based on 28,855,555 shares being owned by non-affiliates. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 138,964,917 shares of common stock $0.001 par value, issued and outstanding as August 11, 2020.

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

(b)       Holders

As of August 11, 2020, there were 89 record holders of our common stock.

(c)       Dividends

We have not paid any dividends on its common stock. We currently intend to retain any earnings for use in our business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d)       Equity Compensation Plans

There are no Equity Compensation Plans in place as of April 30, 2020.

(e)       Performance Graphic. We are not required to provide a performance graph since it is a “smaller reporting company” as defined in Regulation S-K Rule 10(f).

Company issuances of common stock during the years ended April 30, 2020 and 2019.

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

For the fiscal years ended April 30, 2020 and 2019, the Company had $13,954 and $13,660, respectively, of recorded revenue.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at April 30, 2020 and 2019. Assets and liabilities approximate fair value due to their short term nature.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of April 30, 2020, the Company had less than $1,000 in assets.

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

The total number of potential additional dilutive securities outstanding for the years ended April 30, 2020 and 2019 was none since the Company had net losses and any additional potential common shares would have an anti-dilutive effect.

Concentrations, Risks, and Uncertainties

The Company did not have a concentration of business with suppliers constituting greater than 10% of the Company’s expenses during 2020 or 2019. In fiscal years 2020 and 2019 all of its revenues were from Mar Vista Entertainment LLC.

Recent Accounting Pronouncements

We have evaluated new accounting pronouncements that have been issued and are not yet effective for us and determined that there are no such pronouncements expected to have an impact on our future financial statements.

Plan of Operations

The Company had net losses of $30,671 and $26,085 for the years ended April 30, 2020 and 2019, respectively, and historical losses totaling $1,055,421. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plan to continue as a going concern revolves around its ability to execute its business strategy of distributing digital content, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

Results of Operations

Fiscal Year Ended April 30, 2020 Compared to Fiscal Year Ended April 30, 2019

Revenue

For the year ended April 30, 2020 we had revenues of $13,954 compared to $13,660 for the year ended April 30, 2019. Revenues were due to distribution fees paid to us by Mar Vista related to the motion picture “Girlfriends of Christmas Past”.

Cost of Sales

For the fiscal years ended April 30, 2020 and 2019, we had no cost of sales.

Operating expenses

Operating expenses increased by $4,880, or 12.3%, to $44,625 in the year ended April 30, 2020 from $39,745 in the year ended April 30, 2019 primarily due to increases in professional fees, consulting costs and rent.

Operating expenses for the year ended April 30, 2020 were comprised primarily of travel costs of $272, office rent of $2,388, professional fees of $33,517, consulting costs of $8,000, and $448 of other general and administration costs.

Operating expenses for the year ended April 30, 2019 were comprised primarily of office rent of $1,393, professional fees of $31,190, consulting costs of $6,500, and $612 of other general and administration costs.

Loss before income taxes

Net loss before income taxes for the year ended April 30, 2020 totaling $30,671 is primarily due to revenue of $13,954 offset partially by consulting services costs, professional fees, and rent compared to net loss for the year ended April 30, 2019 totaling $26,085 primarily due to consulting services costs, professional fees, travel costs, rent, and other operating expenses.

Assets and Liabilities

Total assets were $454 as of April 30, 2020 compared to $1,121 as of April 30, 2019, or a decrease of $667, is primarily the result of cash of $155. Total liabilities as of April 30, 2020 were $83,877 compared to $53,873 as of April 30, 2019, or an increase of $30,004. The increase was primarily the result of an increase in accounts payable – related party of $32,487 offset partially by a decrease in accounts payable of $2,483.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of $667 in the year ended April 30, 2020 resulting from cash used in operations of $667.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Year Ended April 30,
	2020	2019

Cash at beginning of period	$822	$494
Net cash provided by (used in) operating activities	(667)	328
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Cash at end of period	$155	$822

Net cash used in operations was $667 for the year ended April 30, 2020 compared to net cash provided by operations for the year ended April 30, 2019 of $328 primarily due to net loss of $30,671 for the year ended April 30, 2020, $32,487 in expenses that were paid by others on behalf of the Company and the change in accounts payable of $2,483.

Net cash provided by operations was $328 for the year ended April 30, 2019 was primarily due to net loss of $26,085 for the year ended April 30, 2019, $27,688 in expenses that were paid by others on behalf of the Company, changes in accounts payable – related party of $5,075, and the change in accounts payable of $3,800.

Net cash used in investing activities was $0 and $0 for the years ended April 30, 2020 and 2019, respectively.

Net cash used in financing activities was $0 and $0 for the years ended April 30, 2020 and 2019, respectively.

Our cash needs in the year ended April 30, 2021 are estimated to be $200,000. This budget is based on the assumption that we will carry out one project at a time for which we will need about $50,000 in working capital; general and administrative expenses of $150,000 for the costs related to being public, and miscellaneous office expenses. We sold no shares in fiscal years 2020 and 2019. As we move forward with our business plan, we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2021 fiscal year.

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

During fiscal years 2020 and 2019, the Company has not issued 38,153,269 common shares to a related party affiliate. These shares are reflected in the above disclosures.

Fee Agreement

In January 2019, the Company entered into an agreement with a third party whereby the Company would pay a 10% fee of any gross revenues as a result of any licensing agreements brought to the Company.

Other

During the years ended April 30, 2020 and 2019, the Company made payments of $0 and $5,075, respectively, to C&R Films for film production costs and reimbursement of various expenses. C&R paid expenses totaling $6,217 and $22,003 in the years ended April 30, 2020 and 2019, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $35,505 at April 30, 2020.

During the years ended April 30, 2020 and 2019, the Company made no payments to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $7,000 and $0 in the years ended April 30, 2020 and 2019, respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $7,000 at April 30, 2020.

During the years ended April 30, 2020 and 2019, Kevin Frawley, an affiliate, paid expenses totaling $13,090 and $3,090, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $16,090 at April 30, 2020.

During the years ended April 30, 2020 and 2019, the Company made no payments to Mike Criscione, Director, for reimbursement of various expenses. During the years ended April 30, 2020 and 2019, Mr. Criscione paid expenses totaling $6,180 and $2,575, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Criscione of $8,755 at April 30, 2020.

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

YEARS ENDED APRIL 30, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Goliath Film & Media Holdings:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Goliath Film & Media Holdings (“the Company”) as of April 30, 2020 and 2019, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended April 30, 2020 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2013.

Salt Lake City, UT

August 13, 2020

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED BALANCE SHEETS

	APRIL 30,
	2020	2019
ASSETS
Current assets
Cash	$155	$822
Deposits	299	299
Total current assets	454	1,121

Total assets	$454	$1,121

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$16,527	$19,010
Accounts payable – related party	67,350	34,863
Total current liabilities	83,877	53,873

Total liabilities	83,877	53,873

Commitments and contingencies	—	—

Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at April 30, 2020 and 2019, respectively	—	—

Common stock, $0.001 par value, 300,000,000 shares authorized; 138,964,917 and 138,964,917 shares issued and outstanding, at April 30, 2020 and 2019, respectively	138,966	138,966
Additional paid in capital	451,500	451,500
Common stock to be issued	381,532	381,532
Accumulated deficit	(1,055,421)	(1,024,750)
Total stockholders’ deficit	(83,423)	(52,752)

Total liabilities and stockholders’ deficit	$454	$1,121

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended,
	April 30, 2020	April 30, 2019

Film production revenues	$13,954	$13,660
Cost of sales	—	—
Gross profit	13,954	13,660

Operating Expenses
General and administrative	44,625	39,745
Total operating expenses	44,625	39,745

Loss from operations	(30,671)	(26,085)

Loss before income taxes	(30,671)	(26,085)

Provision for income taxes	—	—

Net loss	$(30,671)	$(26,085)

Net loss per share of common stock:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares
Outstanding-Basic and diluted	138,964,917	138,964,917

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid in	Common Stock to be	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Deficit

Balances, April 30, 2018	138,964,917	$138,966	$451,500	$378,442	$(988,665)	$(29,757)

Common stock to be issued – related parties	—	—	—	3,090		3,090
Net loss, year ended April 30, 2019	—	—	—	—	(26,085)	(26,085)
Balances, April 30, 2019	138,964,917	$138,966	$451,500	$381,532	$(1,024,750)	$(52,752)

Net loss, year ended April 30, 2020	—	—	—	—	(30,671)	(30,671)
Balances, April 30, 2020	138,964,917	$138,966	$451,500	$381,532	$(1,055,421)	$(83,423)

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	April 30, 2020	April 30, 2019

Cash flows from operating activities
Net loss	$(30,671)	$(26,085)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Expenses paid on behalf of company – related party	32,487	27,668
Changes in operating assets and liabilities:
Accounts payable – related party	—	(5,075)
Accounts payable and accrued expenses	(2,483)	3,800
Net cash provided by (used in) operating activities	(667)	328

Cash flows from investing activities
None	—	—
Net cash provided by investing activities	—	—

Cash flows from financing activities
None	—	—
Net cash provided by financing activities	—	—

Net change in cash	(667)	328
Cash at beginning of period	822	494
Cash at end of period	$155	$822

Supplemental Disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	—	—

Supplemental Disclosure of cash flow Information:
Settlement of accounts payable – related party for common stock to be issued	$—	$3,090

See accompanying notes to consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2020 AND 2019

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

Organization, Nature of Business and Trade Name

The Company is engaged in the production and distribution of motion pictures and television content. The Company has begun its planned principal business purpose with revenue consisting of primarily film residuals.

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

FOR THE YEARS ENDED APRIL 30, 2020 AND 2019

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

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2020 AND 2019

For the year ended April 30, 2020 we had revenues of $13,954 compared to $13,660 for the year ended April 30, 2019. Revenues were due to distribution fees paid to us by Mar Vista related to the motion picture “Girlfriends of Christmas Past”.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the years ended April 30, 2020 and 2019.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the years ended April 30, 2020 and 2019.

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

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2020 AND 2019

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at April 30, 2020, assets and liabilities approximate fair value due to their short-term nature.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of April 30, 2020, the Company had less than $1,000 in assets.

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

The total number of potential additional dilutive securities outstanding for the years ended April 30, 2020 and 2019 was none.

Concentrations, Risks, and Uncertainties

The Company’s business with suppliers or customers has entirely come from Mar Vista of the Company’s gross sales during 2020 and 2019.

Stock Based Compensation

In accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”), we measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We apply this statement prospectively. Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by ASC 718. ASC No. 505, Equity Based Payments to Non-Employees (“ASC 505”) defines the measurement date and recognition period for such instruments. In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the ASC 505. We have no stock based compensation as of April 30, 2020.

Recently Enacted Accounting Standards

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 2 – COMMON STOCK

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at April 30, 2020 or 2019.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2020 AND 2019

The Company has authorized 300,000,000 shares of par value $0.001 common stock, of which 138,964,917 and 138,964,917 shares are outstanding at April 30, 2020 and 2019, respectively. No shares of common stock have been issued during the years ended April 30, 2020 and 2019.

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

As of April 30, 2020, the Company has not issued 38,153,269 common shares to a related party affiliate. These shares are reflected in the above disclosures.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the years ended April 30, 2020 and 2019, the Company made payments of $0 and $5,075, respectively, to C&R Films for film production costs and reimbursement of various expenses. C&R paid expenses totaling $6,217 and $22,003 in the years ended April 30, 2020 and 2019, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $35,504 at April 30, 2020.

During the years ended April 30, 2020 and 2019, the Company made no payments to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $7,000 and $0 in the years ended April 30, 2020 and 2019, respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $7,000 at April 30, 2020.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2020 AND 2019

During the years ended April 30, 2020 and 2019, Kevin Frawley, an affiliate, paid expenses totaling $13,090 and $6,090, respectively, in operating expenses, including audit fees, on behalf of the Company. On December 5, 2018, the Company agreed to issue a total of 309,000 restricted common shares to Kevin Frawley, affiliate, in accordance with Rule 144, in exchange for expenses paid on behalf of the Company for $3,090 (see Note 2). The Company has a balance owed to Mr. Frawley of $16,090 at April 30, 2020.

During the years ended April 30, 2020 and 2019, the Company made no payments to Mike Criscione, Director, for reimbursement of various expenses. During the years ended April 30, 2020 and 2019, Mr. Criscione paid expenses totaling $6,180 and $2,575, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Criscione of $8,755 at April 30, 2020.

Related party transactions have been disclosed in the other notes to these financial statements.

NOTE 5 – INCOME TAXES

As of April 30, 2020, the Company had net operating loss carryforwards of approximately $1,055,000, which expire in varying amounts between 2020 and 2037. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this (and other) potential future tax benefits has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforwards period are revised.

Deferred income tax assets of approximately $295,000 at April 30, 2020, was offset in full by a valuation allowance.

The approximate components of the Company’s net deferred tax assets, including a valuation allowance, are as follows:

Deferred Tax Assets	As of April 30, 2020	As of April 30, 2019

Net operating loss carryforwards	$1,055,000	$1,025,000

Net deferred tax assets before valuation allowance	295,000	287,000
Less: Valuation allowance	(295,000)	(287,000)
Net deferred tax assets	$0	$0

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	As of April 30, 2020	As of April 30, 2019

Statutory federal income tax	(21.0)%	(21.0)%
Statutory state income tax	(7.0)%	(7.0)%
Change in valuation allowance on deferred tax assets	(28.0)%	(28.0)%

Components of Income Tax Expense	For the Years Ended
	April 30, 2020	April 30, 2019

Federal U.S. Income Taxes
Current	-	-
Deferred	-	-

State Income Taxes
Current	$-	$-
Deferred	-	-
Total Income Tax Expense	$-	$-

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in the above figures for the periods audited.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2020 AND 2019

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

NOTE 7 – SUBSEQUENT EVENTS

There were no events subsequent to April 30, 2020, and up to the date of this filing that would require disclosure.

Item 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (April 30, 2020), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our internal control over financial reporting was not effective as of the fiscal year ended April 30, 2020.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the year ended April 30, 2020 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Lamont Robert, President, Chief Executive Officer and Acting Chief Financial Officer

Lamont Roberts, 65, has been President, Chief Executive Officer and Director of Goliath since October, 2011. In 1997 he co-founded Millennium Personal and Business Management Corporation with Wilt Chamberlain, representing and managing a client base comprising actors, athletes, directors, musicians and writers. In the late 1990s Mr. Roberts also began producing film and television projects. In 2003, he was hired as the Executive Director of Reel Image, Inc., a content funding corporation. As the head of Reel Image, Inc., he is working on distributing a documentary that he wrote and produced entitled “Chosen By God- the Great Black Pharaohs of the 25th Dynasty.” As an independent producer, Mr. Roberts produced the feature films “The Truth About Layla,” and “The Marina Murders.” He acted as an Associate Producer on the feature film “Seducing Spirits,” and was the executive in charge of production for the feature film “The Perfect Argument,” and the documentaries “Film Struggle,” and “Living with Cancer.” Mr. Roberts has a BSBA in Finance and an MA in Real Estate and Urban Economics from the University of Florida. He is a best-selling author and lives in Marina Del Rey, CA.

Mike Criscione, Director

Mike Criscione, 66, has been on the Board since May 1, 2014 and has been a highly successful business man and real estate developer. He brought this extensive experience to the film business in 1991, producing “LA Goddess”. From 2008 to the present Mr. Criscione has directed, financed and produced numerous commercials, music videos, several motion pictures, and documentaries. He is a graduate of Vision Bible College in Whittier, California where he earned his Bachelor degree.

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

Code of Ethics

Goliath Film and Media Holdings has not adopted a code of ethics which applies to the chief executive officer, chief operating officer and chief financial officer, because of our level of operations of the public entity in 2020.

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

Item 11.	EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Company’s sole executive officer for the years ended April 30, 2020, 2019, and 2018.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Lemont Roberts, CEO and PRES.	2020 2019 2018	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Mike Criscione, DIRECTOR	2020 2019 2018	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

No amounts are paid or payable to directors for acting as such.

Employment Agreements with Executive Officers

We do have any employment agreements with our executive officers at this present time.

Director Compensation

Currently our directors serve without compensation.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information relating to the beneficial ownership of Company common stock as of August 13, 2019 by (i) each person known by Goliath Film and Media Holdings to be the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of Goliath Film and Media Holdings directors and executive officers, and (iii) the Percentage After Offering assumes the sale of all shares offered. Unless otherwise noted below, Goliath Film and Media Holdings believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to the shares. We had 138,964,917 shares outstanding as of June 13, 2020.

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

During the years ended April 30, 2020 and 2019, the Company made payments of $0 and $5,075, respectively, to C&R Films for film production costs and reimbursement of various expenses. C&R paid expenses totaling $6,217 and $22,003 in the years ended April 30, 2020 and 2019, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $35,505 at April 30, 2020.

During the years ended April 30, 2020 and 2019, the Company made no payments to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $7,000 and $0 in the years ended April 30, 2020 and 2019, respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $7,000 at April 30, 2020.

During the years ended April 30, 2020 and 2019, Kevin Frawley, an affiliate, paid expenses totaling $13,090 and $6,090, respectively, in operating expenses, including audit fees, on behalf of the Company. On December 5, 2018, the Company agreed to issue a total of 309,000 restricted common shares to Kevin Frawley, affiliate, in accordance with Rule 144, in exchange for expenses paid on behalf of the Company for $3,090. The Company has a balance owed to Mr. Frawley of $16,090 at April 30, 2020.

During the years ended April 30, 2020 and 2019, the Company made no payments to Mike Criscione, Director, for reimbursement of various expenses. During the years ended April 30, 2020 and 2019, Mr. Criscione paid expenses totaling $6,180 and $2,575, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Criscione of $8,755 at April 30, 2020.

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

Audit Fees

During the period covering the fiscal years ended April 30, 2020 and 2019, our principal accounting firm Sadler Gibb & Associates was paid $23,000 in 2020 and $22,000 in 2019 for audit and review work.

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

(2)       Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2020.

GOLIATH FILM AND MEDIA HOLDINGS

By:	/s/ Lamont Roberts
Lamont Roberts
Chief Executive Officer, President and acting
Chief Financial Officer

By:	/s/ Mike Criscione
Mike Criscione
Director

