Form 10-Q
period 2020-07-31
Goliath Film & Media Holdings
filed 2020-09-21
CIK 820771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to_________	Commission File Number 000-18945

GOLIATH FILM AND MEDIA HOLDINGS

(Exact name of registrant as specified in its charter)

Nevada	84-1055077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

112 N. Curry Street, Carson City, Nevada	89703
(Address of principal executive offices)	(Zip Code)

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

There were 138,964,917 shares of common stock $0.001 par value, issued and outstanding as September 21, 2020.

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

The results for the periods ended July 31, 2020 are not necessarily indicative of the results of operations for the full year.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2020	April 30, 2020
	(unaudited)
ASSETS
Current assets
Cash	$71	$155
Deposits	299	299
Total current assets	370	454

Total assets	$370	$454

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$17,203	$16,527
Accounts payable – related party	78,747	67,350
Total current liabilities	95,950	83,877

Total liabilities	95,950	83,877

Commitments and contingencies	—	—

Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at July 31, 2020 and April 30, 2020, respectively	—	—

Common stock, $0.001 par value, 300,000,000 shares authorized; 138,964,917 and 138,964,917 shares issued and outstanding, at July 31, 2020 and April 30, 2020, respectively	138,966	138,966
Additional paid in capital	451,500	451,500
Common stock to be issued	381,532	381,532
Accumulated deficit	(1,067,578)	(1,055,421)
Total stockholders’ deficit	(95,580)	(83,423)

Total liabilities and stockholders’ deficit	$370	$454

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended,
	July 31, 2020	July 31, 2019

Film production revenues	$—	$—
Cost of sales	—	—
Gross profit	—	—

Operating expenses
General and administrative	12,157	12,502
Total operating expenses	12,157	12,502

Loss from operations	(12,157)	(12,502)

Loss before income taxes	(12,157)	(12,502)

Provision for income taxes	—	—

Net loss	$(12,157)	$(12,502)

Net loss per share of common stock:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares
Outstanding – basic and diluted	138,964,917	138,964,917

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Common Stock		Additional Paid in	Common Stock to	Accumulated	Total Stockholders’
	Shares	Amount	Capital	be Issued	Deficit	Deficit

Balances, May 1, 2020	138,964,917	$138,966	$451,500	$381,532	$(1,055,421)	$(83,423)
Net loss, three months ended July 31, 2020	—	—	—	—	(12,157)	(12,157)
Balances, July 31, 2020	138,964,917	$138,966	$451,500	$381,532	$(1,067,578)	$(95,580)

Balances, May 1, 2019	138,964,917	$138,966	$451,500	$381,532	$(1,024,750)	$(52,752)
Net loss, three months ended July 31, 2019	—	—	—	—	(12,502)	(12,502)
Balances, July 31, 2019	138,964,917	$138,966	$451,500	$381,532	$(1,037,252)	$(65,254)

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended,
	July 31, 2020	July 31, 2019

Cash flows from operating activities
Net loss	$(12,157)	$(12,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of Company – related party	11,397	13,422
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	676	(1,505)
Net cash used in operating activities	(84)	(585)

Cash flows from investing activities
None	—	—
Net cash provided by investing activities	—	—

Cash flows from financing activities
None	—	—
Net cash provided by financing activities	—	—

Net change in cash	(84)	(585)
Cash at beginning of period	155	822
Cash at end of period	$71	$237

Supplemental disclosure of non-cash investing and financing activities:
None	$—	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2020 AND 2019

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and operations and cash flows at July 31, 2020 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2020 and 2019 audited financial statements filed on Form 10K on August 13, 2020. The results of operations for the periods ended July 31, 2020 and 2019 are not necessarily indicative of the operating results for the full years.

NOTE 2 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Organization, Nature of Business and Trade Name

The Company is engaged in the production and distribution of motion pictures and television content. The Company has previously realized revenues from its planned principal business purpose however these revenues are declining with no revenues presently being anticipated. For the three months ended July 31, 2020 and 2019, we had no revenues.

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

FOR THE THREE MONTHS ENDED JULY 31, 2020 AND 2019

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

Films and Television Costs

The Company capitalizes production costs for films produced in accordance with ASC 926-20, “Entertainment-Films - Other Assets - Film Costs”. Accordingly, production costs are capitalized at actual cost and then charged against revenue quarterly as a cost of production based on the relative fair value of the film(s) delivered and recognized as revenue. The Company evaluates its capitalized production costs annually and limits recorded amounts by its ability to recover such costs through expected future sales. As of July 31, 2020, the Company had no production costs.

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

FOR THE THREE MONTHS ENDED JULY 31, 2020 AND 2019

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

For the three months ended July 31, 2020 and 2019, we had no revenues.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the three months ended July 31, 2020 and 2019.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the three months ended July 31, 2020 and 2019.

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

FOR THE THREE MONTHS ENDED JULY 31, 2020 AND 2019

The Company’s adoption of FASB ASC Topic 825 did not have a material impact on the Company’s consolidated financial statements.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at July 31, 2020, assets and liabilities approximate fair value due to their short term nature.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of July 31, 2020, the Company had less than $1,000 in assets.

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

The total number of potential additional dilutive securities outstanding for the three months ended July 31, 2020 and 2019 was none.

Concentrations, Risks, and Uncertainties

The Company’s business with suppliers or customers has entirely come from related parties during three months ended July 31, 2020 and 2019.

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

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2020 AND 2019

NOTE 3 – COMMON STOCK

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at July 31, 2020 or 2019.

The Company has authorized 300,000,000 shares of par value $0.001 common stock, of which 138,964,917 and 138,964,917 shares are outstanding at July 31, 2020 and April 30, 2020, respectively. No shares of common stock have been issued during the three months ended July 31, 2020.

As of September 13, 2020, the Company has not issued 38,153,269 common shares to a related party affiliate. These shares are reflected in the above disclosures.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2020 and 2019, the Company made no payments to C&R Films for film production costs and reimbursement of various expenses. C&R Films paid expenses totaling $11,397 and $1,422 in the three months ended July 31, 2020 and 2019, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Robert, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $46,902 at July 31, 2020.

During the three months ended July 31, 2020 and 2019, the Company made no payments to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $0 and $7,000 in the three months ended July 31, 2020 and 2019, respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Robert, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $7,000 at July 31, 2020.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2020 AND 2019

During the three months ended July 31, 2020 and 2019, Kevin Frawley, an affiliate, paid expenses totaling $0 and $5,000, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $16,090 at July 31, 2020.

During the three months ended July 31, 2019 and 2018, the Company made no payments to Mike Criscione, Director, for reimbursement of various expenses. During the three months ended July 31, 2020 and 2019, Mr. Criscione paid no expenses on behalf of the Company. The Company has a balance owed to Mr. Criscione of $8,755 at July 31, 2020.

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

NOTE 7 – SUBSEQUENT EVENTS

There were no events subsequent to July 31, 2020, and up to the date of this filing that would require disclosure.

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

Goliath’s revenue model includes receiving revenue from distribution fees. A limited number of its content properties include projects developed and produced by Goliath and those produced by an independent third party production companies.

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

Plan of Operations

We had a net loss of $12,157 and $12,502 for the three months ended July 31, 2020 and 2019, respectively, and historical losses totaling $1,067,578 as of July 31, 2020. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plan to continue as a going concern revolves around its ability to execute its business strategy of digital content, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

Results of Operations

Three Months Ended July 31, 2020 Compared to Three Months Ended July 31, 2019

Film Production Revenue

During the three months ended July 31, 2020 and 2019, we had no revenues.

Cost of Sales

During the three months ended July 31, 2020 and 2019, we had no cost of sales.

Operating expenses

Operating expenses decreased by $345, or 2.8%, to $12,157 in the three months ended July 31, 2020 from $12,502 in the three months ended July 31, 2019 primarily due to decreases in consulting services of $3,000 and other operating expenses of $526, offset partially by the increase in professional fees of $3,181.

Operating expenses for the three months ended July 31, 2020 were comprised primarily of consulting services of $3,000, professional fees of $8,476, and $681 of other operating expenses.

Operating expenses for the three months ended July 31, 2019 were comprised primarily of consulting services of $6,000, professional fees of $5,295, and $1,207 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the three months ended July 31, 2020 and 2019 are primarily due to consulting services and professional fees.

Assets and Liabilities

Total assets were $370 as of July 31, 2020 compared to $454 as of April 30, 2020, or a decrease of $84, primarily the result of a decrease in cash of $84. Total liabilities were $95,950 as of July 31, 2020 compared to $83,877 as of April 30, 2020, or an increase of $12,073, primarily the result of an increase in accounts payable – related party of $11,397 and accounts payable and accrued expenses of $676.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of $84 in the three months ended July 31, 2020 resulting from cash used in operating activities of $84.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Three Months Ended July 31,
	2020	2019

Cash at beginning of period	$155	$822
Net cash used in operating activities	(84)	(585)
Net cash used in investing activities	—	—
Net cash provided by financing activities	—	—
Cash at end of period	$71	$237

Net cash used in operating activities was $84 for the three months ended July 31, 2020 compared to net cash used in operations for the three months ended July 31, 2019 of $585. Cash used in operations for the three months ended July 31, 2020 consisted of a net loss of $12,157, offset partially by expenses paid on behalf of Company – related party of $11,397 and the change in accounts payable and accrued expenses of $676.

Net cash provided by investing activities was $0 for the three months ended July 31, 2020 and 2019.

Net cash provided by financing activities was $0 for the three months ended July 31, 2020 and 2019.

Our cash needs for the year ending April 30, 2021 are estimated to be $200,000. This budget is based on the assumption that we will carry out one project at a time for which we will need about $50,000 in working capital; general and administrative expenses of $150,000 for the costs related to being public, and miscellaneous office expenses. We sold no shares during the three months ended July 31, 2020 and 2019. As we move forward with our business plan, we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2022 fiscal year.

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

Equity Financing

During the three months ended July 31, 2020 and 2019, the Company did not enter into any private placement memorandums.

The Company has not issued 38,153,269 common shares to related party affiliates. These shares are reflected in the above disclosures.

Fee Agreement

In January 2019, the Company entered into an agreement with a third party whereby the Company would pay a 10% fee of any gross revenues as a result of any licensing agreements brought to the Company.

Other

During the three months ended July 31, 2020 and 2019, the Company made no payments to C&R Films for film production costs and reimbursement of various expenses. C&R paid expenses totaling $11,397 and $1,422 in the three months ended July 31, 2020 and 2019, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Robert, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $46,902 at July 31, 2020.

During the three months ended July 31, 2020 and 2019, the Company made no payments to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $0 and $7,000 in the three months ended July 31, 2020 and 2019, respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Robert, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $7,000 at July 31, 2020.

During the three months ended July 31, 2020 and 2019, Kevin Frawley, an affiliate, paid expenses totaling $0 and $5,000, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $16,090 at July 31, 2020.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (July 31, 2020), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2020 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1 Certification of CEO and CFO.

32.1 Certification pursuant to 18 U.S.C. Section 1350 of CEO and CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLIATH FILM AND MEDIA HOLDINGS

Dated: September 21, 2020	By:	/s/ Lamont Roberts
Lamont Roberts
CEO Director and acting Chief Financial Officer

/s Mike Criscione
Mike Criscione
Director

