Form 10-Q
period 2021-01-31
Goliath Film & Media Holdings
filed 2021-03-15
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

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

There were 138,964,917 shares of common stock $0.001 par value, issued and outstanding as March 9, 2021.

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

The results for the periods ended January 31, 2021 are not necessarily indicative of the results of operations for the full year.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31	April 30,
	2021	2020
	(unaudited)
ASSETS
Current assets
Cash	$38,448	$155
Deposits	299	299
Total current assets	38,747	454

Total assets	$38,747	$454

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$14,714	$16,527
Accounts payable – related party	96,910	67,350
Total current liabilities	111,624	83,877

Total liabilities	111,624	83,877

Commitments and contingencies	—	—

Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at January 31, 2021 and April 30, 2020, respectively	—	—

Common stock, $0.001 par value, 300,000,000 shares authorized; 138,964,917 and 138,964,917 shares issued and outstanding, at January 31, 2021 and April 30, 2020, respectively	138,966	138,966
Additional paid in capital	451,500	451,500
Common stock to be issued	381,532	381,532
Accumulated deficit	(1,044,875)	(1,055,421)
Total stockholders’ deficit	(72,877)	(83,423)

Total liabilities and stockholders’ deficit	$38,747	$454

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Nine Months Ended		For the Three Months Ended
	January 31,		January 31,
	2021	2020	2021	2020

Film production revenues	$38,366	13,954	$38,366	3,361
Cost of sales	—	—	—	—
Gross profit	38,366	13,954	38,366	3,361

Operating expenses
General and administrative	27,820	28,674	4,706	3,380
Total operating expenses	27,820	14,720	4,706	3,380

Income (loss) from operations	10,546	(14,720)	33,660	(19)

Income (loss) before income tax	10,546	(14,720)	33,660	(19)

Provision for income taxes	—	—	—	—

Net income (loss)	$10,546	$(14,720)	$33,660	$(19)

Net income (loss) per share of common stock:
Basic	$0.00	$(0.00)	$0.00	$0.00
Diluted	$0.00	$(0.00)	$0.00	$0.00

Weighted average shares outstanding
Basic	138,964,917	138,964,917	138,964,917	138,964,917
Diluted	138,964,917	138,964,917	138,964,917	138,964,917

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Common Stock		Additional Paid in	Common Stock to	Accumulated	Total Stockholders’
	Shares	Amount	Capital	be Issued	Deficit	Deficit

Balances, November 1, 2020	138,964,917	$138,966	$451,500	$381,532	$(1,078,535)	$(106,537)
Net profit, three months ended January 31, 2021	—	—	—	—	33,660	33,660
Balances, January 31, 2021	138,964,917	$138,966	$451,500	$378,442	$(1,044,875)	$(72,877)

Balances, May 1, 2020	138,964,917	$138,966	$451,500	$381,532	$(1,055,421)	$(83,423)
Net profit, nine months ended January 31, 2021	—	—	—	—	10,546	10,546
Balances, January 31, 2021	138,964.917	$138,966	$451,500	$381,532	$(1,044,875)	$(72,877)

Balances, November 1, 2019	138,964,917	$138,966	$451,500	$378,532	$(1,039,451)	$(67,453)
Net loss, three months ended January 31, 2020	—	—	—	—	(19)	(19)
Balances, January 31, 2020	138,964,917	$138,966	$451,500	$378,532	$(1,039,470)	$(67,472)

Balances, May 1, 2019	138,964,917	$138,966	$451,500	$381,532	$(1,024,750)	$(52,752)
Net loss, nine months ended January 31, 2020	—	—	—	—	(14,720)	(14,720)
Balances, January 31, 2020	138,964,917	$138,966	$451,500	$381,532	$(1,039,470)	$(67,472)

See accompanying notes to consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended,
	January 31, 2021	January 31, 2020

Cash flows from operating activities
Net income (loss)	$10,546	$(14,720)
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Expenses paid on behalf of company – related party	25,556	19,602
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	2,191	(5,506)
Net cash provided by (used in) operating activities	38,293	(624)

Cash flows from investing activities
None	—	—
Net cash provided by investing activities	—	—

Cash flows from financing activities
None	—	—
Net cash used in financing activities	—	—

Net change in cash and cash equivalent	38,293	(624)
Cash and cash equivalent at beginning of period	155	822
Cash and cash equivalent at end of period	$38,448	$198

Non-cash investing and financing activities:
Accounts payable paid by related party	$4,004	$—

Supplemental Disclosure of cash flow Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2021 AND 2020

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and operations and cash flows at January 31, 2021 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2020 and 2019 audited financial statements filed on Form 10K on August 13, 2020. The results of operations for the periods ended January 31, 2021 and 2020 are not necessarily indicative of the operating results for the full years.

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

FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2021 AND 2020

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

FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2021 AND 2020

The Company recognizes revenue when the distributor confirms to the Company that the film has been delivered to the distributor with all technical and document deliveries received, waived or deferred and the film has been entered into the distributor’s rights system.

The Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when the Company is primarily obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded at the gross sale price. The Company generally records the net amounts as commissions earned if we are not primarily obligated and do not have latitude in establishing prices. The Company records all revenue transactions net of fees paid to Mar Vista Entertainment, LLC (“Mar Vista”).

We had revenues of $38,366 and $38,366, and $3,361 and $13,954 for the three and nine months ended January 31, 2021 and 2020, respectively.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the three months and nine months ended January 31, 2021 and 2020.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the three months and nine months ended January 31, 2021 and 2020.

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

FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2021 AND 2020

●	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

●	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The Company’s adoption of FASB ASC Topic 825 did not have a material impact on the Company’s consolidated financial statements.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at January 31, 2021, assets and liabilities approximate fair value due to their short term nature.

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

The total number of potential additional dilutive securities outstanding for the three months and nine months ended January 31, 2021 and 2020 was none.

Concentrations, Risks, and Uncertainties

The Company had one customer, Mar Vista Entertainment, that accounted for 100% of total revenue in the three and nine months ended January 31, 2021 and 2020, respectively.

The Company had one supplier that accounted for 55% and 91% of total expenditures for the three months ended January 31, 2021 and 2020, respectively. There were two suppliers that accounted for 80% and 98% of total expenditures for the nine months ended January 31, 2021 and 2020, respectively.

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

FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2021 AND 2020

Recently Enacted Accounting Standards

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – COMMON STOCK

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at January 31, 2021 or 2020.

The Company has authorized 300,000,000 shares of par value $0.001 common stock, of which 138,964,917 and 138,964,917 shares are outstanding at January 31, 2021 and April 30, 2020, respectively. No shares of common stock have been issued during the three and nine months ended January 31, 2021.

As of January 31, 2021, the Company has not issued an aggregate of 38,153,269 common shares to three shareholders (a total of 32,153,269 to related parties and 6,000,000 to a third party). These shares are reflected in the above disclosures.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three months and nine months ended January 31, 2021 and 2020, the Company made no payments to C&R Films for film production costs and reimbursement of various expenses. C&R paid expenses totaling $597 and $12,591 and $0 and $1,422 in the three months and nine months ended January 31, 2021 and 2020, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Robert, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $48,096 at January 31, 2021.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2021 AND 2020

During the three months and nine months ended January 31, 2021 and 2020, the Company made no payments to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $0 and $7,394 and $0 and $7,000 in the three months and nine months ended January 31, 2021 and 2020, respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Robert, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $14,394 at January 31, 2021.

During three months and nine months ended January 31, 2021 and 2020, Kevin Frawley, an affiliate, paid expenses totaling $0 and $0 and $0 and $5,000, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $16,090 at January 31, 2021.

During the three months and nine months ended January 31, 2021 and 2020, the Company made no payments to Mike Criscione, Director, for reimbursement of various expenses. During the three and nine months ended January 31, 2021 and 2020, Mr. Criscione expenses totaling $2,575 and $9,575 and $3,090 and $6,180, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Criscione of $18,330 at January 31, 2021.

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

NOTE 7 – SUBSEQUENT EVENTS

There were no events subsequent to January 31, 2021, and up to the date of this filing that would require disclosure.

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

On March 4, 2016, we signed a distribution agreement with Mar Vista Entertainment, LLC (“Mar Vista”) to distribute a feature length motion picture currently completed. Per the agreement, we received $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Bridal Bootcamp” a romantic comedy movie produced by Goliath for delivery to Mar Vista for distribution. Additionally, Mar Vista will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of October 31, 2016, the Company has received $125,000 of the advance payments. Bridal Boot Camp was completed in October 2016 resulting in the recognition of the advance payments as revenue of $125,000 in October 2016. Mar Vista is distributing this film.

On September 18, 2015, we signed a distribution agreement with Mar Vista to distribute a feature length motion picture currently completed. Per the agreement, we received $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Merry Exes” retitled “Girlfriends of Christmas Past” a Christmas holiday movie produced by Goliath and delivered to Mar Vista. for distribution. Additionally, Mar Vista will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of July 31, 2016, we have received $125,000 of the advance payments. “Merry Exes” “Girlfriends of Christmas Past was completed June 6, 2016 resulting in the recognition of the advance payments as revenue of $125,000 in June 2016. Mar Vista distributed this movie to UPTV.

On May 20, 2015, we signed a distribution agreement with Mar Vista to distribute a feature length motion picture currently completed by us and being licensed by Mar Vista. Per the agreement, we received $175,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Terror Birds” a science fiction movie produced by Goliath and delivered to Mar Vista. for distribution. Additionally, Mar Vista will receive 30% of the gross proceeds for a period of 25 years on the film. As of April 30, 2016, the Company had received $175,000 of the advance payments. Terror Birds was completed December 14, 2015 resulting in the recognition of the advance payments as revenue of $175,000 in February 2016. Mar Vista is continuing to distribute this film.

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

The motion pictures that are being produced by the Company and distributed by Mar Vista take anywhere from six to nine months from completion of production and delivery to obtain licensing agreements.

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

Plan of Operations

We had net income of $33,660 and $10,546 and a net loss of $19 and $14,720 for the three months and nine months ended January 31, 2021 and 2020, respectively, and historical losses totaling $1,044,875 as of January 31, 2021. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plan to continue as a going concern revolves around its ability to execute its business strategy of digital content, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

Results of Operations

Three Months Ended January 31, 2021 Compared to Three Months Ended January 31, 2020

Film Production Revenue

For the three months ended January 31, 2021 and 2020, we had revenues of $38,366 and $3,361, respectively. The increase is due to distribution fees paid to us by Mar Vista related to the motion pictures “Merry Exes” and “Bridal Bootcamp” in the three months ended January 31, 2021 and “Girlfriends of Christmas Past” in the three months ended January 31, 2020.

Cost of Sales

During the three months ended January 31, 2021 and 2020, we had no cost of sales.

Operating Expenses

Operating expenses increased by $1,326, or 39.2%, to $4,706 in the three months ended January 31, 2021 from $3,380 in the three months ended January 31, 2020 primarily due to increases in professional fees of $999, and rent of $398.

Operating expenses for the three months ended January 31, 2021 were comprised primarily of professional fees of $4,089, office rent of $597, and $20 of other operating expenses.

Operating expenses for the three months ended January 31, 2020 were comprised primarily of professional fees of $3,090, office rent of $199, and $91 of other operating expenses.

Net income (loss) before income taxes

Net income before income taxes for the three months ended January 31, 2021 totaling $33,660 is primarily due to revenue of $38,366 offset by consulting services, rent, and other operating expenses compared to a net loss for the three months ended January 31, 2020 totaling $19 primarily due to revenue of $3,361 offset by professional fees, and other operating expenses.

Assets and Liabilities

Total assets were $38,747 as of January 31, 2021 compared to $454 as of April 30, 2020, or an increase of $38,293, primarily the result of an increase in cash of $38,293. Total liabilities were $111,624 as of January 31, 2021 compared to $83,877 as of April 30, 2020, or an increase of $27,747, primarily the result of an increase in accounts payable – related party of $29,560, offset partially by a decrease in accounts payable and accrued expenses of $1,813.

Nine Months Ended January 31, 2021 Compared to Nine Months Ended January 31, 2020

Film Production Revenue

For the nine months ended January 31, 2021 and 2020, we had revenues of $38,366 and $13,954, respectively. The increase is due to distribution fees paid to us by Mar Vista related to the motion pictures “Merry Exes” and “Bridal Bootcamp” in the three months ended January 31, 2021 and “Girlfriends of Christmas Past” in the three months ended January 31, 2020.

Cost of Sales

For the nine months ended January 31, 2021 and 2020, we had no cost of sales.

Operating expenses

Operating expenses decreased by $854, or 3.0%, to $27,820 in the nine months ended January 31, 2021 from $28,674 in the nine months ended January 31, 2020 primarily due to decreases in professional fees.

Operating expenses for the nine months ended January 31, 2021 were comprised primarily of professional fees of $25,955, rent of $1,791, and $74 of other operating expenses.

Operating expenses for the nine months ended January 31, 2020 were comprised primarily of professional fees of $26,604, rent of $1,393, and $677 of other operating expenses.

Net income (loss) before income taxes

Net income before income taxes for the nine months ended January 31, 2021 totaling $10,546 is primarily due to revenue of $38,366 offset by consulting services costs, professional fees, and rent compared to net loss for the nine months ended January 31, 2019 totaling $14,720 primarily due to revenue of $13,954 offset by professional fees, rent, and other operating expenses.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of $38,917 in the three months ended January 31, 2021 resulting from cash provided by operating activities of $38,293 and none from operating and financing activities.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Nine Months Ended January 31,
	2021	2020

Cash at beginning of period	$155	$822
Net cash used in operating activities	38,293	(624)
Net cash used in investing activities	—	—
Net cash provided by financing activities	—	—
Cash at end of period	$38,488	$198

Net cash provided by operating activities was $38,293 for the nine months ended January 31, 2021 compared to net cash used in operations for the nine months ended January 31, 2020 of $624. Cash used in operations for the nine months ended January 31, 2021 consisted of a net profit of $10,546 and expenses paid on behalf of Company – related party of $25,556, and a change in accounts payable and accrued expenses of $2,191.

Net cash provided by investing activities was $0 for the nine months ended January 31, 2021 and 2020.

Net cash provided by financing activities was $0 for the nine months ended January 31, 2021 and 2020.

Our cash needs for the year ending April 30, 2021 are estimated to be $200,000. This budget is based on the assumption that we will carry out one project at a time for which we will need about $50,000 in working capital; general and administrative expenses of $150,000 for the costs related to being public, and miscellaneous office expenses. We sold no shares during the three and nine months ended January 31, 2021 and 2020. As we move forward with our business plan, we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2020 fiscal year.

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

Equity Financing

During the three and nine months ended January 31, 2021 and 2020, the Company did not enter into any private placement memorandums.

The Company has not issued an aggregate of 38,153,269 common shares to three shareholders (a total of 32,153,269 to related parties and 6,000,000 to a third party). These shares are reflected in the above disclosures.

Fee Agreement

In January 2019, the Company entered into an agreement with a third party whereby the Company would pay a 10% fee of any gross revenues as a result of any licensing agreements brought to the Company.

Other

During the three and nine months ended January 31, 2021 and 2020, the Company made no payments to C&R Films for film production costs and reimbursement of various expenses. C&R paid expenses totaling $597 and $12,591 and $0 and $1,422 in the three and nine months ended January 31, 2021 and 2020, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $48,096 at January 31, 2021.

During the three and nine months ended January 31, 2021 and 2020, the Company made no payments to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $0 and $7,394 and $0 and $7,000 in the three and nine months ended January 31, 2021 and 2020, respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $14,394 at January 31, 2021.

During the three and nine months ended January 31, 2021 and 2020, Kevin Frawley, an affiliate, paid expenses totaling $0 and $0 and $0 and $5,000, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $16,090 at January 31, 2021.

During the three and nine months ended January 31, 2021 and 2020, the Company made no payments to Mike Criscione, Director, for reimbursement of various expenses. During the three and nine months ended January 31, 2021 and 2020, Mr. Criscione paid expenses totaling $2,575 and $9,575 and $3,090 and $6,180, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Criscione of $18,330 at January 31, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (January 31, 2021), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2021 that have materially affected or are reasonably likely to materially affect our internal controls.

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

GOLIATH FILM AND MEDIA HOLDINGS

Dated: March 15, 2021	By:	/s/ Lamont Roberts
Lamont Roberts
CEO Director and acting Chief Financial Officer

/s/ Mike Criscione
Mike Criscione
Director

