Form 10-K
period 2021-04-30
Goliath Film & Media Holdings
filed 2021-07-29
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2021

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to___________

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 2020 was $117,215 based on 22,983,333 shares being owned by non-affiliates. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 138,964,917 shares of common stock $0.001 par value, issued and outstanding as July 29, 2021.

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

On March 4, 2016, we signed a distribution agreement with Mar Vista Entertainment, LLC (“Mar Vista”) to distribute a feature length motion picture currently completed. Per the agreement, we received $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Bridal Bootcamp” a romantic comedy movie produced by Goliath for delivery to Mar Vista for distribution. Additionally, Mar Vista will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of October 31, 2016, the Company has received $125,000 of the advance payments. Bridal Boot Camp was completed in October 2016 resulting in the recognition of the advance payments as revenue of $125,000 in October 2016. Mar Vista is distributing this film. The Company recorded revenue of $26,870 for the fiscal year ended April 30, 2021.

On September 18, 2015, we signed a distribution agreement with Mar Vista to distribute a feature length motion picture currently completed. Per the agreement, we received $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Merry Exes” retitled “Girlfriends of Christmas Past” a Christmas holiday movie produced by Goliath and delivered to Mar Vista. for distribution. Additionally, Mar Vista will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of July 31, 2016, we have received $125,000 of the advance payments. “Merry Exes” “Girlfriends of Christmas Past was completed June 6, 2016 resulting in the recognition of the advance payments as revenue of $125,000 in June 2016. Mar Vista distributed this movie to UPTV. The Company recorded revenue of $11,496 and $13,954 for the fiscal years ended April 30, 2021 and 2020, respectively.

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

(b) Holders

As of August 11, 2021, there were 89 record holders of our common stock.

(c) Dividends

We have not paid any dividends on our common stock. We currently intend to retain any earnings for use in our business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d) Equity Compensation Plans

There are no Equity Compensation Plans in place as of April 30, 2021.

(e) Performance Graphic. We are not required to provide a performance graph since it is a “smaller reporting company” as defined in Regulation S-K Rule 10(f).

Company issuances of common stock during the years ended April 30, 2021 and 2020.

None.

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

The Company will evaluate whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions when revenues are achieved. Generally, when the Company is primarily obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded at the gross sale price. The Company generally records the net amounts as commissions earned if we are not primarily obligated and do not have latitude in establishing prices. The Company recognizes revenue from the distribution of its films on a net revenue basis as MarVista distributes the films to MarVista’s end customers.

For the fiscal years ended April 30, 2021 and 2020, the Company had $38,366 and $13,954, respectively, of recorded revenue.

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

Fair Value Measurements

FASB ASC Topic 825, Financial Instruments, requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports. For the Company, this statement applies to certain investments and long-term debt. Also, FASB ASC Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at April 30, 2021 and 2020. Assets and liabilities approximate fair value due to their short term nature.

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

The total number of potential additional dilutive securities outstanding for the years ended April 30, 2021 and 2020 was none since the Company had net losses and any additional potential common shares would have an anti-dilutive effect.

Concentrations, Risks, and Uncertainties

The Company did not have a concentration of business with suppliers constituting greater than 10% of the Company’s expenses during 2021 or 2020. In fiscal years 2021 and 2020, all of its revenues were from Mar Vista Entertainment LLC.

Recent Accounting Pronouncements

We have evaluated new accounting pronouncements that have been issued and are not yet effective for us and determined that there are no such pronouncements expected to have an impact on our future financial statements.

Plan of Operations

The Company had a net income of $2,227 and a net loss of $30,671 for the years ended April 30, 2021 and 2020, respectively, and historical losses totaling $1,053,194. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plan to continue as a going concern revolves around its ability to execute its business strategy of distributing digital content, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

Results of Operations

Fiscal Year Ended April 30, 2021 Compared to Fiscal Year Ended April 30, 2020

Revenue

For the year ended April 30, 2021 we had revenues of $38,366 compared to $13,954 for the year ended April 30, 2020. Revenues were due to distribution fees paid to us by Mar Vista related to the motion pictures “Merry Ex’s” and “Bridal Boot Camp in FY 2021 and “Merry Ex’s” in FY 2020.

Cost of Sales

For the fiscal years ended April 30, 2021 and 2020, we had no cost of sales.

Operating expenses

Operating expenses decreased by $8,486, or 19.0%, to $36,139 in the year ended April 30, 2021 from $44,625 in the year ended April 30, 2020 primarily due to decreases in professional fees and consulting costs.

Operating expenses for the year ended April 30, 2021 were comprised primarily of office rent of $2,388, professional fees of $30,635, consulting costs of $3,000, and $116 of other general and administration costs.

Operating expenses for the year ended April 30, 2020 were comprised primarily of travel costs of $272, office rent of $2,388, professional fees of $33,517, consulting costs of $8,000, and $448 of other general and administration costs.

Income (loss) before income taxes

Net income before income taxes for the year ended April 30, 2021 totaling $2,227 is primarily due to revenue of $38,366 offset partially by consulting services costs, professional fees, and rent compared to net loss for the year ended April 30, 2020 totaling $30,671 is primarily due to revenue of $13,954 offset partially by consulting services costs, professional fees, and rent.

Assets and Liabilities

Total assets were $14,833 as of April 30, 2021 compared to $454 as of April 30, 2020, or an increase of $14,379, is primarily the result of an increase in cash of $14,379. Total liabilities as of April 30, 2021 were $96,029 compared to $83,877 as of April 30, 2020, or an increase of $12,152. The increase was primarily the result of an increase in accounts payable – related party of $14,560 offset partially by a decrease in accounts payable of $2,408.

Liquidity and Capital Resources

General – Overall, we had a increase in cash flows of $14,379 in the year ended April 30, 2021 resulting from cash provided by operations of $14,379.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Year Ended April 30,
	2021	2020

Cash at beginning of period	$155	$822
Net cash provided by (used in) operating activities	14,379	(667)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Cash at end of period	$14,534	$155

Net cash provided by operations was $14,379 for the year ended April 30, 2021 compared to net cash used in operations for the year ended April 30, 2020 of $667 primarily due to a net profit of $2,227 for the year ended April 30, 2021, $29,560 in expenses that were paid by others on behalf of the Company, offset primarily by the change in accounts payable – related party of $15,000 and the change in accounts payable of $2,408.

Net cash used in operations was $667 for the year ended April 30, 2020 was primarily due to net loss of $30,671 for the year ended April 30, 2020, $32,487 in expenses that were paid by others on behalf of the Company and the change in accounts payable of $2,483.

Net cash used in investing activities was $0 and $0 for the years ended April 30, 2021 and 2020, respectively.

Net cash used in financing activities was $0 and $0 for the years ended April 30, 2021 and 2020, respectively.

Our cash needs in the year ended April 30, 2022 are estimated to be $200,000. This budget is based on the assumption that we will carry out one project at a time for which we will need about $50,000 in working capital; general and administrative expenses of $150,000 for the costs related to being public, and miscellaneous office expenses. We sold no shares in fiscal years 2021 and 2020. As we move forward with our business plan, we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2022 fiscal year.

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

Equity Financing

During fiscal years 2021 and 2020, the Company has not issued 38,153,269 common shares to three shareholders (a total of 32,153,269 to related parties and 6,000,000 to a third party). These shares are reflected in the above disclosures.

Fee Agreement

In January 2019, the Company entered into an agreement with a third party whereby the Company would pay a 10% fee of any gross revenues as a result of any licensing agreements brought to the Company.

Other

During the years ended April 30, 2021 and 2020, the Company made payments of $15,000 and $0, respectively, to C&R Films for film production costs and reimbursement of various expenses. C&R paid expenses totaling $12,591 and $6,217 in the years ended April 30, 2021 and 2020, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $33,096 at April 30, 2021.

During the years ended April 30, 2021 and 2020, the Company made no payments to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $7,394 and $7,000 in the years ended April 30, 2021 and 2020, respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $14,394 at April 30, 2021.

During the years ended April 30, 2021 and 2020, Kevin Frawley, an affiliate, paid expenses totaling $0 and $13,090, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $16,090 at April 30, 2021.

During the years ended April 30, 2021 and 2020, the Company made no payments to Mike Criscione, Director, for reimbursement of various expenses. During the years ended April 30, 2021 and 2020, Mr. Criscione paid expenses totaling $9,575 and $6,180, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Criscione of $18,330 at April 30, 2021.

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

YEARS ENDED APRIL 30, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Goliath Film & Media Holdings:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Goliath Film & Media Holdings (“the Company”) as of April 30, 2021 and April 30, 2020, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended April 30, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and April 30, 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2013.

Draper, UT

July 29, 2021

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED BALANCE SHEETS

	APRIL 30,
	2021	2020
ASSETS
Current assets
Cash	$14,534	$155
Deposits	299	299
Total current assets	14,833	454

Total assets	$14,833	$454

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$14,119	$16,527
Accounts payable – related party	81,910	67,350
Total current liabilities	96,029	83,877

Total liabilities	96,029	83,877

Commitments and contingencies	—	—

Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at April 30, 2021 and 2020, respectively	—	—

Common stock, $0.001 par value, 300,000,000 shares authorized; 138,964,917 and 138,964,917 shares issued and outstanding, at April 30, 2021 and 2020, respectively	138,966	138,966
Additional paid in capital	451,500	451,500
Common stock to be issued	381,532	381,532
Accumulated deficit	(1,053,194)	(1,055,421)
Total stockholders’ deficit	(81,196)	(83,423)

Total liabilities and stockholders’ deficit	$14,833	$454

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended April 30,
	2021	2020

Film production revenues	$38,366	$13,954
Cost of sales	—	—
Gross profit	38,366	13,954

Operating expenses
General and administrative	36,139	44,625
Total operating expenses	36,139	44,625

Income (loss) from operations	2,227	(30,671)

Income (loss) before income taxes	2,227	(30,671)

Provision for income taxes	—	—

Net income (loss)	$2,227	$(30,671)

Net income (loss) per share of common stock:
Basic and diluted	$0.00	$(0.00)

Weighted average shares
Outstanding-Basic and diluted	138,964,917	138,964,917

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

			Additional	Common		Total
	Common Stock		Paid in	Stock to be	Accumulated	Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Deficit

Balances, April 30, 2019	138,964,917	$138,966	$451,500	$381,532	$(1,024,750)	$(52,752)

Net loss, year ended April 30, 2020	—	—	—	—	(30,671)	(30,671)
Balances, April 30, 2020	138,964,917	138,966	451,500	381,532	1,055,421	83,423

Net income, year ended April 30, 2021	—	—	—	—	2,227	2,227
Balances, April 30, 2021	138,964,917	$138,966	$451,500	$381,532	$(1,053,194)	$(81,196)

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended April 30,
	2021	2020

Cash flows from operating activities
Net income (loss)	$2,227	$(30,671)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Expenses paid on behalf of company – related party	29,560	32,487
Changes in operating assets and liabilities:
Accounts payable – related party	(15,000)	—
Accounts payable and accrued expenses	(2,408)	(2,483)
Net cash provided by (used in) operating activities	14,379	(667)

Cash flows from investing activities
None	—	—
Net cash provided by investing activities	—	—

Cash flows from financing activities
None	—	—
Net cash provided by financing activities	—	—

Net change in cash	14,379	(667)
Cash at beginning of period	155	822
Cash at end of period	$14,534	$155

Supplemental Disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	—	—

Supplemental Disclosure of cash flow Information:
None	$—	$—

See accompanying notes to consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2021 AND 2020

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

FOR THE YEARS ENDED APRIL 30, 2021 AND 2020

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

The Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when the Company is primarily obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded at the gross sale price. The Company generally records the net amounts as commissions earned if we are not primarily obligated and do not have latitude in establishing prices. The Company recognizes revenue from the distribution of its films on a net revenue basis as MarVista distributes the films to MarVista’s end customers.

For the year ended April 30, 2021 we had revenues of $38,366 compared to $13,954 for the year ended April 30, 2020. Revenues were due to distribution fees paid to us by Mar Vista related to the motion pictures “Merry Ex’s” and “Bridal Boot Camp in FY 2021 and “Girlfriends of Christmas Past” in FY 2020.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2021 AND 2020

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the years ended April 30, 2021 and 2020.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the years ended April 30, 2021 and 2020.

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

Fair Value Measurements

FASB ASC Topic 825, Financial Instruments, requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports. For the Company, this statement applies to certain investments and long-term debt. Also, FASB ASC Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at April 30, 2021, assets and liabilities approximate fair value due to their short-term nature.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2021 AND 2020

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

The total number of potential additional dilutive securities outstanding for the years ended April 30, 2021 and 2020 was none.

Concentrations, Risks, and Uncertainties

The Company has one customer, Mar Vista, that accounted for all of the Company’s gross sales during 2021 and 2020.

There were no suppliers that accounted for 10% or more of total expenditures, for the fiscal years ended April 30, 2021 and 2020. There were no suppliers that accounted for 10% or more of accounts payable at April 30, 2021 and 2020.

Stock Based Compensation

In accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”), we measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We apply this statement prospectively. Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by ASC 718. ASC No. 505, Equity Based Payments to Non-Employees (“ASC 505”) defines the measurement date and recognition period for such instruments. In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the ASC 505. We have no stock based compensation as of April 30, 2021.

Recently Enacted Accounting Standards

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 2 – COMMON STOCK

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at April 30, 2021 and 2020.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2021 AND 2020

The Company has authorized 300,000,000 shares of par value $0.001 common stock, of which 138,964,917 and 138,964,917 shares are outstanding at April 30, 2020 and 2019, respectively. No shares of common stock have been issued during the years ended April 30, 2021 and 2020.

As of April 30, 2021, the Company has not issued 38,153,269 common shares to three shareholders (a total of 32,153,269 to related parties and 6,000,000 to a third party). These shares are reflected in the above disclosures.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the years ended April 30, 2021 and 2020, the Company made payments of $15,000 and $0, respectively, to C&R Films for film production costs and reimbursement of various expenses. C&R paid expenses totaling $12,591 and $6,217 in the years ended April 30, 2021 and 2020, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $33,096 at April 30, 2021.

During the years ended April 30, 2021 and 2020, the Company made no payments to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $7,394 and $7,000 in the years ended April 30, 2021 and 2020, respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $14,394 at April 30, 2021.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2021 AND 2020

During the years ended April 30, 2021 and 2020, Kevin Frawley, an affiliate, paid expenses totaling $0 and $13,090, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $16,090 at April 30, 2021.

During the years ended April 30, 2021 and 2020, the Company made no payments to Mike Criscione, Director, for reimbursement of various expenses. During the years ended April 30, 2021 and 2020, Mr. Criscione paid expenses totaling $9,575 and $6,180, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Criscione of $18,330 at April 30, 2021.

Related party transactions have been disclosed in the other notes to these financial statements.

NOTE 5 – INCOME TAXES

As of April 30, 2021, the Company had net operating loss carryforwards of approximately $1,053,000, which expire in varying amounts between 2020 and 2037. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this (and other) potential future tax benefits has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforwards period are revised.

Deferred income tax assets of approximately $295,000 at April 30, 2021, was offset in full by a valuation allowance.

The approximate components of the Company’s net deferred tax assets, including a valuation allowance, are as follows:

Deferred Tax Assets	As of April 30, 2021	As of April 30, 2020

Net operating loss carryforwards	$1,053,000	$1,055,000

Net deferred tax assets before valuation allowance	295,000	295,000
Less: Valuation allowance	(295,000)	(295,000)
Net deferred tax assets	$0	$0

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	As of April 30, 2021	As of April 30, 2020

Statutory federal income tax	(21.0%)	(21.0%)
Statutory state income tax	(7.0%)	(7.0%)
Change in valuation allowance on deferred tax assets	(28.0%)	(28.0%)

Components of Income Tax Expense	For the Years Ended
	April 30, 2021	April 30, 2020

Federal U.S. Income Taxes
Current -	-	-
Deferred -	-	-

State Income Taxes
Current	$-	$-
Deferred -	-	-
Total Income Tax Expense	$-	$-

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in the above figures for the periods audited.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2021 AND 2020

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

NOTE 7 – SUBSEQUENT EVENTS

There were no events subsequent to April 30, 2021, and up to the date of this filing that would require disclosure.

Item 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (April 30, 2021), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our internal control over financial reporting was not effective as of the fiscal year ended April 30, 2021.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the year ended April 30, 2021 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Code of Ethics

Goliath Film and Media Holdings has not adopted a code of ethics which applies to the chief executive officer, chief operating officer and chief financial officer, because of our level of operations of the public entity in 2021.

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

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Company’s sole executive officer for the years ended April 30, 2021, 2020, and 2019.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Lemont Roberts, CEO and PRES.	2021	0	0	0	0	0	0	0	0
2020		0	0	0	0	0	0	0	0
2019		0	0	0	0	0	0	0	0

Mike Criscione, DIRECTOR	2021	0	0	0	0	0	0	0	0
2020		0	0	0	0	0	0	0	0
2019		0	0	0	0	0	0	0	0

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

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to the shares. We had 138,964,917 shares outstanding as of July 29, 2021.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended April 30, 2021 and 2020, the Company made payments of $15,000 and $0, respectively, to C&R Films for film production costs and reimbursement of various expenses. C&R paid expenses totaling $12,591 and $6,217 in the years ended April 30, 2021 and 2020, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $33,096 at April 30, 2021.

During the years ended April 30, 2021 and 2020, the Company made no payments to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $7,394 and $7,000 in the years ended April 30, 2021 and 2020, respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $14,394 at April 30, 2021.

During the years ended April 30, 2021 and 2020, Kevin Frawley, an affiliate, paid expenses totaling $0 and $13,090, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $16,090 at April 30, 2021.

During the years ended April 30, 2021 and 2020, the Company made no payments to Mike Criscione, Director, for reimbursement of various expenses. During the years ended April 30, 2021 and 2020, Mr. Criscione paid expenses totaling $9,575 and $6,180, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Criscione of $18,330 at April 30, 2021.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

During the period covering the fiscal years ended April 30, 2021 and 2020, our principal accounting firm Sadler Gibb & Associates was paid $21,500 in 2021 and $23,000 in 2020 for audit and review work.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2021.

GOLIATH FILM AND MEDIA HOLDINGS

By:	/s/ Lamont Roberts
Lamont Roberts
Chief Executive Officer, President and acting
Chief Financial Officer

By:	/s/ Mike Criscione
Mike Criscione
Director

