Form 10-Q
period 2021-07-31
Goliath Film & Media Holdings
filed 2021-09-14
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND

EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	GFMH	OTCBB

There were 138,964,917 shares of common stock $0.001 par value, issued and outstanding as September 14, 2021.

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

The results for the periods ended July 31, 2021 are not necessarily indicative of the results of operations for the full year.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2021	2021
	(unaudited)
ASSETS
Current assets
Cash	$2,179	$14,534
Deposits	299	299
Total current assets	2,478	14,833

Total assets	$2,478	$14,833

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$14,319	$14,119
Accounts payable – related party	82,910	81,910
Total current liabilities	97,229	96,029

Total liabilities	97,229	96,029

Commitments and contingencies	—	—

Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at July 31, 2021 and April 30, 2021, respectively	—	—

Common stock, $0.001 par value, 300,000,000 shares authorized; 138,964,917 and 138,964,917 shares issued and outstanding, at July 31, 2021 and April 30, 2021, respectively	138,966	138,966
Additional paid in capital	451,500	451,500
Common stock to be issued	381,532	381,532
Accumulated deficit	(1,066,749)	(1,053,194)
Total stockholders’ deficit	(94,751)	(81,196)

Total liabilities and stockholders’ deficit	$2,478	$14,833

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended,
	July 31, 2021	July 31, 2020

Film production revenues	$—	$—
Cost of sales	—	—
Gross profit	—	—

Operating expenses
General and administrative	13,555	12,157
Total operating expenses	13,555	12,157

Loss from operations	(13,555)	(12,157)

Loss before income taxes	(13,555)	12,157

Provision for income taxes	—	—

Net loss	$(13,555)	$(12,157)

Net loss per share of common stock:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares
Outstanding – basic and diluted	177,118,186	138,964,917

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Common Stock		Additional Paid in	Common Stock to be	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Deficit

Balances, May 1, 2021	138,964,917	$138,966	$451,500	$381,532	$(1,053,194)	$(81,196)
Net loss, three months ended July 31, 2020	—	—	—	—	(13,555)	(13,555)
Balances, July 31, 2021	138,964,917	$138,966	$451,500	$381,532	$(1,066,749)	$(94,751)

Balances, May 1, 2020	138,964,917	$138,966	$451,500	$381,532	$(1,055,421)	$(83,423)
Net loss, three months ended July 31, 2019	—	—	—	—	(12,157)	(12,157)
Balances, July 31, 2020	138,964,917	$138,966	$451,500	$381,532	$(1,067,578)	$(95,580)

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended,
	July 31, 2021	July 31, 2020

Cash flows from operating activities
Net loss	$(13,555)	$(12,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of Company – related party	-	11,397
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	200	676
Accounts payable – related party	(3,000)	-
Net cash used in operating activities	(16,355)	(84)

Cash flows from investing activities
None	—	—
Net cash provided by investing activities	—	—

Cash flows from financing activities
Advances from related party	4,000	—
Net cash provided by financing activities	4,000	—

Net change in cash	(12,355)	(84)
Cash at beginning of period	14,534	155
Cash at end of period	$2,179	$71

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED JULY 31, 2021 AND 2020

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and operations and cash flows at July 31, 2021 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2021 and 2020 audited financial statements filed on Form 10K on July 29, 2021. The results of operations for the periods ended July 31, 2021 and 2020 are not necessarily indicative of the operating results for the full years.

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

Organization, Nature of Business and Trade Name

The Company is engaged in the production and distribution of motion pictures and television content. The Company has previously realized revenues from its planned principal business purpose. However, these revenues are declining with no revenues presently being anticipated. For the three months ended July 31, 2021 and 2020, we had no revenues.

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

GOLIATH FILM AND MEDIA HOLDINGS NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED JULY 31, 2021 AND 2020

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

Films and Television Costs

The Company capitalizes production costs for films produced in accordance with ASC 926-20, “Entertainment-Films - Other Assets - Film Costs”. Accordingly, production costs are capitalized at actual cost and then charged against revenue quarterly as a cost of production based on the relative fair value of the film(s) delivered and recognized as revenue. The Company evaluates its capitalized production costs annually and limits recorded amounts by its ability to recover such costs through expected future sales. As of July 31, 2021, the Company had no production costs.

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

GOLIATH FILM AND MEDIA HOLDINGS NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED JULY 31, 2021 AND 2020

For the three months ended July 31, 2021 and 2020, we had no revenues.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the three months ended July 31, 2021 and 2020.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the three months ended July 31, 2021 and 2020.

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

GOLIATH FILM AND MEDIA HOLDINGS NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED JULY 31, 2021 AND 2020

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at July 31, 2021, assets and liabilities approximate fair value due to their short term nature.

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

The total number of potential additional dilutive securities outstanding for the three months ended July 31, 2021 and 2020 was none.

Concentrations, Risks, and Uncertainties

The Company’s business with suppliers or customers has entirely come from related parties during three months ended July 31, 2021 and 2020.

Stock Based Compensation

In accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”), we measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We apply this statement prospectively. Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by ASC 718. ASC No. 505, Equity Based Payments to Non-Employees (“ASC 505”) defines the measurement date and recognition period for such instruments. In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the ASC 505. We have no stock based compensation as of July 31, 2021.

Recently Enacted Accounting Standards

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – COMMON STOCK

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at July 31, 2021 and 2020.

GOLIATH FILM AND MEDIA HOLDINGS NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED JULY 31, 2021 AND 2020

The Company has authorized 300,000,000 shares of par value $0.001 common stock, of which 138,964,917 and 138,964,917 shares are outstanding at July 31, 2021 and April 30, 2021, respectively. No shares of common stock have been issued during the three months ended July 31, 2021.

As of July 31, 2021, the Company has not issued 38,153,269 common shares to three shareholders (a total of 32,153,269 to related parties and 6,000,000 to a third party). These shares are reflected in the above disclosures.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2021 and 2020, the Company made payments of $3,000 and $0, respectively, to C&R Films for film production costs and reimbursement of various expenses. C&R Films paid expenses totaling $0 and $11,397 in the three months ended July 31, 2021 and 2020, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Robert, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $30,096 at July 31, 2021.

During the three months ended July 31, 2021 and 2020, the Company made no payments to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $0 and $0 in the three months ended July 31, 2021 and 2020, respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Robert, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $14,394 at July 31, 2021.

During the three months ended July 31, 2021 and 2020, Kevin Frawley, an affiliate, paid expenses totaling $0 and $0, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $16,090 at July 31, 2021.

GOLIATH FILM AND MEDIA HOLDINGS NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED JULY 31, 2021 AND 2020

During the three months ended July 31, 2021 and 2020, the Company made no payments to Mike Criscione, Director, for reimbursement of various expenses. During the three months ended July 31, 2021 and 2020, Mr. Criscione paid no expenses on behalf of the Company. The Company received advances of $4,000 and $0 and had no repayments during the three months ended July 31, 2021 and 2020, respectively. The Company has a balance owed to Mr. Criscione of $22,330 at July 31, 2021.

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

NOTE 7 – SUBSEQUENT EVENTS

There were no events subsequent to July 31, 2021, and up to the date of this filing that would require disclosure.

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

COVID-19 Global Pandemic

The impacts associated with the ongoing COVID-19 global pandemic and measures to prevent its spread, and the resulting economic uncertainty, continue to affect our business in a number of ways. It will cause delays in production of film and television content of our potential films when production begins, both domestically and internationally and if production is resumed it may be paused again, their would be the impact of incremental costs required to adhere to health and safety protocols and or if and when certain of our content will be released. The full extent of impacts related to the COVID-19 global pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict.

We expect that the ultimate impact of these disruptions, including the extent of any adverse impact on our business, results of operations and financial condition, will depend on, among other things, the duration and spread of the pandemic.

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

On March 4, 2016, we signed a distribution agreement with Mar Vista Entertainment, LLC (“Mar Vista”) to distribute a feature length motion picture currently completed. Per the agreement, we received $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Bridal Bootcamp” a romantic comedy movie produced by Goliath for delivery to Mar Vista for distribution. Additionally, Mar Vista will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of October 31, 2016, the Company has received $125,000 of the advance payments. Bridal Boot Camp was completed in October 2016. The Company had no revenue for the three months ended July 31, 2021 and 2020.

On September 18, 2015, we signed a distribution agreement with Mar Vista to distribute a feature length motion picture currently completed. Per the agreement, we received $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Merry Exes” retitled “Girlfriends of Christmas Past” a Christmas holiday movie produced by Goliath and delivered to Mar Vista. for distribution. Additionally, Mar Vista will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of July 31, 2016, we have received $125,000 of the advance payments. “Merry Exes” “Girlfriends of Christmas Past was completed June 6, 2016. The Company had no revenue for the three months ended July 31, 2021 and 2020.

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

As a content provider we are not competing with these entities but rather are working on providing them with quality content. Many streaming companies are spending significant amounts of money for content. Therefore, as is mentioned, part of their resources are directed toward acquiring content and part is targeting “in-house” and joint venture productions of quality content. This content will be targeted to their subscription base on a domestic and international level.

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

Plan of Operations

We had a net loss of $13,555 and $12,157 for the three months ended July 31, 2021 and 2020, respectively, and historical losses totaling $1,066,749 as of July 31, 2021. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plan to continue as a going concern revolves around its ability to execute its business strategy of digital content, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

Results of Operations

Three Months Ended July 31, 2021 Compared to Three Months Ended July 31, 2020

Film Production Revenue

During the three months ended July 31, 2021 and 2020, we had no revenues.

Cost of Sales

During the three months ended July 31, 2021 and 2020, we had no cost of sales.

Operating expenses

Operating expenses increased by $1,398, or 11.5%, to $13,555 in the three months ended July 31, 2021 from $12,157 in the three months ended July 31, 2020 primarily due to the increase in professional fees of $1,440.

Operating expenses for the three months ended July 31, 2021 were comprised primarily of consulting services of $3,000, professional fees of $9,916, rent of $597, and $42 of other operating expenses.

Operating expenses for the three months ended July 31, 2020 were comprised primarily of consulting services of $3,000, professional fees of $8,476, and $681 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the three months ended July 31, 2021 and 2020 are primarily due to consulting services and professional fees.

Assets and Liabilities

Total assets were $2,478 as of July 31, 2021 compared to $14,833 as of April 30, 2021, or a decrease of $12,355, primarily the result of a decrease in cash of $12,355. Total liabilities were $97,229 as of July 31, 2021 compared to $96,029 as of April 30, 2021, or an increase of $200, primarily the result of an increase in accounts payable and accrued expenses of $200, advances from shareholder of $4,000, offset partially by a decrease in accounts payable – related party of $3,000.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of $12,355 in the three months ended July 31, 2021 resulting from cash used in operating activities of $12,355.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Three Months Ended July 31,
	2021	2020

Cash at beginning of period	$14,534	$155
Net cash used in operating activities	(16,355)	(84)
Net cash used in investing activities	—	—
Net cash provided by financing activities	4,000	—
Cash at end of period	$2,179	$71

Net cash used in operating activities was $16,355 for the three months ended July 31, 2021 compared to net cash used in operations for the three months ended July 31, 2020 of $84. Cash used in operations for the three months ended July 31, 2021 consisted of a net loss of $13,555 and accounts payable and accrued expenses of $200, offset partially by accounts payable – related party of $3,000.

Net cash provided by investing activities was $0 for the three months ended July 31, 2021 and 2020.

Net cash provided by financing activities was $4,000 for the three months ended July 31, 2021 consisting of advances from a related party of $4,000. Net cash provided by financing activities was $0 for the three months ended July 31, 2020.

Our cash needs for the year ending April 30, 2022 are estimated to be $200,000. This budget is based on the assumption that we will carry out one project at a time for which we will need about $50,000 in working capital; general and administrative expenses of $150,000 for the costs related to being public, and miscellaneous office expenses. We sold no shares during the three months ended July 31, 2021 and 2020. As we move forward with our business plan, we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2022 fiscal year.

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

Equity Financing

During the three months ended July 31, 2021 and 2020, the Company did not enter into any private placement memorandums.

The Company has not issued 38,153,269 common shares to related party affiliates. These shares are reflected in the above disclosures.

Fee Agreement

In January 2019, the Company entered into an agreement with a third party whereby the Company would pay a 10% fee of any gross revenues as a result of any licensing agreements brought to the Company.

Advances from related party

The Company borrows funds from the Company’s Director for working capital purposes from time to time. The Company has recorded the principal balance due of $4,000 and $0 under Accounts payable - related party in the accompanying Balance Sheets at July 31, 2021 and April 30, 2021, respectively. The Company received advances of $4,000 and $0 and no repayments for the three months ended July, 2021 and 2020, respectively.

Other

During the three months ended July 31, 2020 and 2019, the Company made payments of $3,000 and $0, respectively, to C&R Films for film production costs and reimbursement of various expenses. C&R paid expenses totaling $0 and $11,397 in the three months ended July 31, 2021 and 2020, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Robert, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $30,096 at July 31, 2021.

During the three months ended July 31, 2021 and 2020, the Company made no payments to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $0 and $0 in the three months ended July 31, 2021 and 2020, respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Robert, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $14,394 at July 31, 2021.

During the three months ended July 31, 2021 and 2020, Kevin Frawley, an affiliate, paid expenses totaling $0 and $0, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $16,090 at July 31, 2021.

During the three months ended July 31, 2021 and 2020, the Company made no payments to Mike Criscione, Director, for reimbursement of various expenses. During the three months ended July 31, 2021 and 2020, Mr. Criscione paid no expenses on behalf of the Company. The Company received advances of $4,000 and $0 and had no repayments during the three months ended July 31, 2021 and 2020, respectively. The Company has a balance owed to Mr. Criscione of $22,330 at July 31, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (July 31, 2021), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2021 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.	Certification of CEO and CFO.

32.	Certification pursuant to 18 U.S.C. Section 1350 of CEO and CFO

101. INS	Inline XBRL Instance Document

101. SCH	Inline XBRL Taxonomy Extension Schema Document

101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLIATH FILM AND MEDIA HOLDINGS

Dated: September 14, 2021	By:	/s/ Lamont Roberts
Lamont Roberts
CEO Director and acting Chief Financial Officer

/s Mike Criscione
Mike Criscione
Director

