Form 10-Q
period 2022-01-31
Goliath Film & Media Holdings
filed 2022-03-15
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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

There were 138,964,917 shares of common stock $0.001 par value, issued and outstanding as March 15, 2022.

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

The results for the periods ended January 31, 2022 are not necessarily indicative of the results of operations for the full year.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash	$400	$14,534
Deposits	299	299
Total current assets	699	14,833

Total assets	$699	$14,833

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$14,833	$14,119
Accounts payable – related party	95,305	81,910
Total current liabilities	110,138	96,029

Total liabilities	110,138	96,029

Commitments and contingencies	—	—

Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at January 31, 2022 and April 30, 2021, respectively	—	—

Common stock, $0.001 par value, 300,000,000 shares authorized; 138,964,917 and 138,964,917 shares issued and outstanding, at January 31, 2022 and April 30, 2021, respectively	138,966	138,966
Additional paid in capital	451,500	451,500
Common stock to be issued	381,532	381,532
Accumulated deficit	(1,081,437)	(1,053,194)
Total stockholders’ deficit	(109,439)	(81,196)

Total liabilities and stockholders’ deficit	$699	$14,833

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Nine Months Ended		For the Three Months Ended
	January 31,		January 31,
	2022	2021	2022	2021

Film production revenues	$-	38,366	$-	38,366
Cost of sales	—	—	—	—
Gross profit	-	38,366	-	38,366

Operating expenses
General and administrative	28,243	27,820	6,569	4,706
Total operating expenses	28,243	27,820	6,569	4,706

Income (loss) from operations	(28,243)	10,546	(6,569)	33,660

Income (loss) before income tax	(28,243)	10,546	(6,569)	33,660

Provision for income taxes	—	—	—	—

Net income (loss)	$(28,243)	$10,546	$(6,569)	$33,660

Net income (loss) per share of common stock:
Basic	$(0.00)	$0.00	$(0.00)	$0.00
Diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average shares outstanding
Basic	177,118,116	177,118,116	177,118,116	177,118,116
Diluted	177,118,116	177,118,116	177,118,116	177,118,116

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Common Stock		Additional Paid in	Common Stock to be	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Deficit

Balances, November 1, 2021	138,964,917	$138,966	$451,500	$381,532	$(1,074,868)	$(102,870)
Net loss, three months ended January 31, 2022	—	—	—	—	(6,569)	(6,569)
Balances, January 31, 2022	138,964,917	$138,966	$451,500	$381,532	$(1,081,437)	$(109,439)

Balances, May 1, 2021	138,964,917	$138,966	$451,500	$381,532	$(1,053,194)	$(81,196)
Net loss, nine months ended January 31, 2022	—	—	—	—	(28,243)	(28,243)
Balances, January 31, 2022	138,964,917	$138,966	$451,500	$381,532	$(1,081,437)	$(109,439)

Balances, November 1, 2020	138,964,917	$138,966	$451,500	$381,532	$(1,078,535)	$(106,537)
Net income, three months ended January 31, 2021	—	—	—	—	33,660	33,660
Balances, January 31, 2021	138,964,917	$138,966	$451,500	$381,532	$(1,044,875)	$(72,877)

Balances, May 1, 2020	138,964,917	$138,966	$451,500	$381,532	$(1,055,421)	$(83,423)
Net income, nine months ended January 31, 2021	—	—	—	—	10,546	10,546
Balances, January 31, 2021	138,964,917	$138,966	$451,500	$381,532	$(1,044,875)	$(72,877)

See accompanying notes to consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended,
	January 31, 2022	January 31, 2021

Cash flows from operating activities
Net income (loss)	$(28,243)	$10,546
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Expenses paid on behalf of company – related party	12,145	25,556
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	714
Accounts payable – related parties	(3,000)	2,191
Net cash (used in) provided by operating activities	(18,384)	38,293

Cash flows from investing activities
None	—	—
Net cash provided by investing activities	—	—

Cash flows from financing activities
Advances from related party	4,250	—
Net cash used in financing activities	4,250	—

Net change in cash and cash equivalent	(14,134)	38,293
Cash and cash equivalent at beginning of period	14,534	155
Cash and cash equivalent at end of period	$400	$38,448

Non-cash investing and financing activities:
Accounts payable paid by related party	$-	$4,004

Supplemental Disclosure of cash flow Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2022 AND 2021

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and operations and cash flows at January 31, 2022 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2021 and 2020 audited financial statements filed on Form 10-K on July 29, 2021. The results of operations for the periods ended January 31, 2022 and 2021 are not necessarily indicative of the operating results for the full years.

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

Organization, Nature of Business and Trade Name

The Company is engaged in the production and distribution of motion pictures and television content. The Company has previously realized revenues from its planned principal business purpose however these revenues are declining but future revenues are being anticipated as we see demand for films increasing for companies providing streaming services. For the three and nine months ended January 31, 2022, we had no revenues. For the three and nine months ended January 31, 2021, we had revenues of $38,366 and $38,366, respectively.

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

Films and Television Costs

The Company capitalizes production costs for films produced in accordance with ASC 926-20, “Entertainment-Films - Other Assets - Film Costs”. Accordingly, production costs are capitalized at actual cost and then charged against revenue quarterly as a cost of production based on the relative fair value of the film(s) delivered and recognized as revenue. The Company evaluates its capitalized production costs annually and limits recorded amounts by its ability to recover such costs through expected future sales. As of January 31, 2022, the Company had no production costs.

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

The Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when the Company is primarily obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded at the gross sale price. The Company generally records the net amounts as commissions earned if we are not primarily obligated and do not have latitude in establishing prices. The Company recognizes revenue from the distribution of its films on a net revenue basis as Mar Vista distributes the films to Mar Vista’s end customers.

For the three and nine months ended January 31, 2022, we had no revenues. For the three and nine months ended January 31, 2021, we had revenues of $38,366 and $38,366, respectively.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the three and nine months ended January 31, 2022 and 2021.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the three and nine months ended January 31, 2022 and 2021.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at January 31, 2022, assets and liabilities approximate fair value due to their short term nature.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of January 31, 2022, the Company had less than $1,000 in assets.

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

The total number of potential additional dilutive securities outstanding for the three months and nine months ended January 31, 2022 and 2021 was none.

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

NOTE 3 – COMMON STOCK

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at January 31, 2022 and 2021.

The Company has authorized 300,000,000 shares of par value $0.001 common stock, of which 138,964,917 and 138,964,917 shares are outstanding at January 31, 2022 and April 30, 2021, respectively. No shares of common stock have been issued for the three months and nine months ended January 31, 2022 and 2021.

As of January 31, 2022, the Company has not issued an aggregate 38,153,269 common shares to three shareholders (a total of 32,153,269 to related parties and 6,000,000 to a third party). These shares are reflected in the above disclosures.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

For the three months and nine months ended January 31, 2022 and 2021, the Company made payments of $0 and $3,000 to C&R Films for film production costs and reimbursement of various expenses. C&R paid expenses totaling $0 and $0 and $597 and $12,591 in the three and nine months ended January 31, 2022 and 2021, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. In addition, during the nine months ended January 31, 2021, C&R paid $4,004 of the Company’s accounts payable. C&R Films is controlled by Lamont Robert, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $30,096 at January 31, 2022.

During the three months and nine months ended January 31, 2022 and 2021, the Company made no payments to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $0 and $0 and $0 and $7,394 in the three months and nine months ended January 31, 2022 and 2021, respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Robert, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $14,394 at January 31, 2021.

During the three months and nine months ended January 31, 2022 and 2021, Kevin Frawley, an affiliate, paid expenses totaling $2,575 and $2,575 and $0 and $0, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $18,665 at January 31, 2022.

During the three months and nine months ended January 31, 2022 and 2021, the Company made no payments to Mike Criscione, Director, for reimbursement of various expenses. Mr. Criscione paid expenses totaling $3,995 and $9,570 and $2,575 and $9,575 in the three months and nine months ended January 31, 2022 and 2021, respectively, in operating expenses including accounting costs on behalf of the Company. The Company has a balance owed to Mr. Criscione of $27,900 at January 31, 2022.

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

NOTE 7 – SUBSEQUENT EVENTS

There were no events subsequent to January 31, 2022, and up to the date of this filing that would require disclosure.

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

COVID-19 Global Pandemic

The impacts associated with the ongoing COVID-19 global pandemic and measures to prevent its spread, and the resulting economic uncertainty, continue to affect our business in a number of ways. It will cause delays in production of film and television content of our potential films when production begins, both domestically and internationally and if production is resumed it may be paused again, there would be the impact of incremental costs required to adhere to health and safety protocols and or if and when certain of our content will be released. The full extent of impacts related to the COVID-19 global pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict.

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

Production Agreements

On March 4, 2016, we signed a distribution agreement with Mar Vista Entertainment, LLC (“Mar Vista”) to distribute a feature length motion picture currently completed. Per the agreement, we received $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Bridal Bootcamp” a romantic comedy movie produced by Goliath for delivery to Mar Vista for distribution. Additionally, Mar Vista will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of October 31, 2016, the Company has received $125,000 of the advance payments. Bridal Boot Camp was completed in October 2016 resulting in the recognition of the advance payments as revenue of $125,000 in October 2016. Mar Vista is distributing this film. The Company had revenue $0 and $38,366 and $0 and $38,366 for the three and nine months ended January 31, 2022 and 2021, respectively.

On September 18, 2015, we signed a distribution agreement with Mar Vista to distribute a feature length motion picture currently completed. Per the agreement, we received $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Merry Exes” retitled “Girlfriends of Christmas Past” a Christmas holiday movie produced by Goliath and delivered to Mar Vista. for distribution. Additionally, Mar Vista will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of October 31, 2016, we have received $125,000 of the advance payments. “Merry Exes” “Girlfriends of Christmas Past was completed June 6, 2016 resulting in the recognition of the advance payments as revenue of $125,000 in June 2016. Mar Vista distributed this movie to UPTV. For the three and nine months ended January 31, 2022, we had no revenues. For the three and nine months ended January 31, 2021, we had revenues of $38,366 and $38,366, respectively.

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

Plan of Operations

We had a net loss of $6,569 and $28,243 for the three months and nine months ended January 31, 2022, respectively, and historical losses totaling $1,081,437 as of January 31, 2022. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plan to continue as a going concern revolves around its ability to execute its business strategy of digital content, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

Results of Operations

Three Ended January 31, 2022 Compared to Three Months Ended January 31, 2021

Film Production Revenue

For the three months ended January 31, 2022 we had revenues of $0. For the three months ended January 31, 2021, we had revenues of $38,366. The decrease is due to a distribution fee paid to us by Mar Vista related to the motion pictures “Merry Exes” and “Bridal Bootcamp” in the three months ended January 31, 2021.

Cost of Sales

During the three months ended January 31, 2022 and 2021, we had no cost of sales.

Operating expenses

Operating expenses increased by $1,863, or 39.6%, to $6,569 in the three months ended January 31, 2022 from $4,706 in the three months ended January 31, 2021 primarily due to an increase in consulting fees of $3,000, offset primarily by a decrease in professional fees of $1,157.

Operating expenses for the three months ended January 31, 2022 were comprised primarily of professional fees of $2,932, consulting fees of $3,000, rent of $597, and $40 of other operating expenses.

Operating expenses for the three months ended January 31, 2021 were comprised primarily of professional fees of $4,089, rent of $597, and $20 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the three months ended January 31, 2022 totaling $6,569 is primarily due to consulting services, rent, and other operating expenses compared to a net loss before income taxes for the three months ended January 31, 2021 totaling $33,660 is primarily due to revenue of $38,366 offset by consulting services, rent, and other operating expenses.

Assets and Liabilities

Total assets were $699 as of January 31, 2022 compared to $14,833 as of April 30, 2021, or a decrease of $14,134 primarily the result of a decrease in cash of $14,134. Total liabilities were $110,138 as of January 31, 2022 compared to $96,029 as of April 30, 2021, or an increase of $14,109, primarily the result of an increase in accounts payable – related party of $13,395 and accounts payable and accrued expenses of $714.

Nine Months Ended January 31, 2022 Compared to Nine Months Ended January 31, 2021

Film Production Revenue

For the nine months ended January 31, 2022 we had no revenues. For the nine months ended January 31, 2021, we had revenues of $38,366. The decrease is due to a distribution fee paid to us by Mar Vista related to the motion pictures “Merry Exes” and “Bridal Bootcamp” in the nine months ended January 31, 2021.

Cost of Sales

For the nine months ended January 31, 2022 and 2021, we had no cost of sales.

Operating expenses

Operating expenses increased by $423, or 1.5%, to $28,243 in the nine months ended January 31, 2022 from $27,820 in the nine months ended January 31, 2021 primarily due to an increase in consulting services, offset primarily by a decrease in professional fees.

Operating expenses for the nine months ended January 31, 2022 were comprised primarily of professional fees of $17,452, office rent of $1,791, and consulting services of $9,000.

Operating expenses for the nine months ended January 31, 2021 were comprised primarily of professional fees of $25,955, office rent of $1,791, and $74 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the nine months ended January 31, 2022 totaling $28,243 is primarily due to consulting services costs, professional fees, and rent compared to net loss for the nine months ended January 31, 2021 totaling $10,546 primarily due to professional fees, consulting services, travel costs, rent, and other operating expenses.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash of $14,134 in the nine months ended January 31, 2022 resulting from cash used in operating activities of $18,384 and cash provided by financing activities of $4,250.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Nine Months Ended January 31,
	2022	2021

Cash at beginning of period	$14,534	$155
Net cash used in operating activities	(18,384)	38,293
Net cash used in investing activities	—	—
Net cash provided by financing activities	4,250	—
Cash at end of period	$400	$38,488

Net cash used in operating activities was $18,384 for the nine months ended January 31, 2022 compared to net cash provided by operations for the nine months ended January 31, 2021 of $38,293. Cash used in operations for the nine months ended January 31, 2022 consisted of a net loss of $28,243 and the change in accounts payable - related parties of $3,000, offset partially by expenses paid on behalf of Company – related party of $12,145 and accounts payable and accrued expenses of $714.

Net cash provided by investing activities was $0 for the nine months ended January 31, 2022 and January 31, 2021.

Net cash provided by financing activities was $4,250 for the nine months ended January 31, 2022 consisting of advances from a related party of $4,250. Net cash provided by financing activities was $0 for the nine months ended January 31, 2021.

Our cash needs for the year ending April 30, 2022 are estimated to be $200,000. This budget is based on the assumption that we will carry out one project at a time for which we will need about $50,000 in working capital; general and administrative expenses of $150,000 for the costs related to being public, and miscellaneous office expenses. We sold no shares during the three and nine months ended January 31, 2022 and 2021. As we move forward with our business plan, we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2022 fiscal year.

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

Equity Financing

During the three months and nine months ended January 31, 2022 and 2021, the Company did not enter into any private placement memorandums.

Company has not issued a total of $38,153,269 common shares (6,000,000 common shares due to a third party and 32,153,269 common shares due to related party affiliates). These shares are reflected in the above disclosures.

Advances from related party

The Company borrows funds from the Company’s Director for working capital purposes from time to time. The Company has recorded the principal balance due of $4,250 and $0 under Accounts payable - related party in the accompanying Balance Sheets at January 31, 2022 and April 30, 2021, respectively. The Company received advances of $4,250 and $0 and no repayments for the nine months ended January 31, 2022 and 2021, respectively.

Other

During the three and nine months ended January 31, 2022 and 2021, the Company made payments of $0 and $3,000 to C&R Films for film production costs and reimbursement of various expenses. C&R paid expenses totaling $0 and $0 and $597 and $11,944 in the three and nine months ended January 31, 2022 and 2021, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. In addition, during the nine months ended January 31, 2021, C&R paid $4,004 of the Company’s accounts payable. C&R Films is controlled by Lamont Robert, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $30,096 at January 31, 2022.

During the three and nine months ended January 31, 2022 and 2021, the Company made no payments to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $0 and $0 and $0 and $7,394 in the three and nine months ended January 31, 2022 and 2021, respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Robert, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $14,394 at January 31, 2022.

During the three and nine months ended January 31, 2022 and 2021, Kevin Frawley, an affiliate, paid expenses totaling $2,575 and $2,575 and $0 and $0, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $18,665 at January 31, 2022.

During the three months and nine months ended January 31, 2022 and 2021, the Company made no payments to Mike Criscione, Director, for reimbursement of various expenses. Mr. Criscione paid expenses totaling $3,995 and $9,570 and $2,575 and $9,575 in the three months and nine months ended January 31, 2022 and 2021, respectively, in operating expenses including accounting costs on behalf of the Company. The Company has a balance owed to Mr. Criscione of $27,900 at January 31, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (January 31, 2022), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2022 that have materially affected or are reasonably likely to materially affect our internal controls.

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

GOLIATH FILM AND MEDIA HOLDINGS

Dated: March 15, 2022	By:	/s/ Lamont Roberts
Lamont Roberts
CEO, Director and acting Chief Financial Officer

/s Mike Criscione
Mike Criscione
Director

