Form 10-K
period 2022-04-30
Goliath Film & Media Holdings
filed 2022-07-29
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporation Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). . YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 2021 was $468,860 based on 22,983,333 shares being owned by non-affiliates. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 138,964,917 shares of common stock $0.001 par value, issued and outstanding as July 25, 2022.

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

Production Agreements.

On March 4, 2016, we signed a distribution agreement with Mar Vista Entertainment, LLC (“Mar Vista”) to distribute a feature length motion picture currently completed. Per the agreement, we received $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Bridal Bootcamp” a romantic comedy movie produced by Goliath for delivery to Mar Vista for distribution. Additionally, Mar Vista will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of October 31, 2016, the Company has received $125,000 of the advance payments. Bridal Boot Camp was completed in October 2016 resulting in the recognition of the advance payments as revenue of $125,000 in October 2016. Mar Vista is distributing this film. The Company had revenue $0 and $26,870 for the fiscal years ended April 30, 2022 and 2021, respectively.

On September 18, 2015, we signed a distribution agreement with Mar Vista to distribute a feature length motion picture currently completed. Per the agreement, we received $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Merry Exes” retitled “Girlfriends of Christmas Past” a Christmas holiday movie produced by Goliath and delivered to Mar Vista. for distribution. Additionally, Mar Vista will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of October 31, 2016, we have received $125,000 of the advance payments. “Merry Exes” “Girlfriends of Christmas Past was completed June 6, 2016 resulting in the recognition of the advance payments as revenue of $125,000 in June 2016. Mar Vista distributed this movie to UPTV. For the years ended April 30, 2022 and 2021, we had revenues of $0 and $11,496, respectively.

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

As a content provider we are not competing with these entities but rather are working on providing them with quality content. As an example, NETFLIX using its “streaming platform” has such a high demand for programming content, they are spending in excess of $17 billion this year for the acquisition of completed programming as well as for the development of original content by them. Therefore, as is mentioned, part of their resources are directed toward acquiring content and part is targeting “in-house” and joint venture productions of quality content. This content will be targeted to their subscription base on a domestic and international level.

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

Our website is www.goliathfilmandmediainternational.com. We have a mirror site at www.goliathfilmandmedia.com

Item 1A. RISK FACTORS.

Risks Related to Our Business

Our limited operating history makes it difficult to evaluate our future business prospects and to make decisions based on our historical performance.

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

We would like to list our common stock on the NASDAQ Capital Market as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of either of those or of any other stock exchange, or that we will be able to maintain any such listing. We are presently on the OTC Bulletin Board and therefore, investor liquidity may be limited.

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

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market information and issuance of unregistered securities.

The Company’s common stock is traded on the OTCBB pink sheet markets under the symbol “GFMH”.

(b) Holders

As of July 25, 2022 there were 89 record holders of our common stock.

(c) Dividends

We have not paid any dividends on our common stock. We currently intend to retain any earnings for use in our business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d) Equity Compensation Plans

There are no Equity Compensation Plans in place as of April 30, 2022.

(e) Performance Graphic. We are not required to provide a performance graph since it is a “smaller reporting company” as defined in Regulation S-K Rule 10(f).

Company issuances of common stock during the years ended April 30, 2022 and 2021.

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

For the fiscal years ended April 30, 2022 and 2021, the Company had $0 and $38,366, respectively, of recorded revenue.

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

Stock Compensation

In accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”), we measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We apply this statement prospectively. Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by ASC 718. ASC No. 505, Equity Based Payments to Non-Employees (“ASC 505”) defines the measurement date and recognition period for such instruments. In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in ASC 505.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at April 30, 2022 and 2021. Assets and liabilities approximate fair value due to their short term nature.

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

The total number of potential additional dilutive securities outstanding for the years ended April 30, 2022 and 2021 was none since the Company had net losses and any additional potential common shares would have an anti-dilutive effect.

Concentrations, Risks, and Uncertainties

The Company did not have a concentration of business with suppliers constituting greater than 10% of the Company’s expenses during 2022 or 2021. In fiscal years 2022 and 2021, all of its revenues were from Mar Vista Entertainment LLC.

Recent Accounting Pronouncements

We have evaluated new accounting pronouncements that have been issued and are not yet effective for us and determined that there are no such pronouncements expected to have an impact on our future financial statements.

Plan of Operations

The Company had a net loss of $95,579 and a net profit of $2,227 for the years ended April 30, 2022 and 2021, respectively, and historical losses totaling $1,148,773. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plan to continue as a going concern revolves around its ability to execute its business strategy of distributing digital content, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

Results of Operations

Fiscal Year Ended April 30, 2022 Compared to Fiscal Year Ended April 30, 2021

Revenue

For the year ended April 30, 2022 we had revenues of $0 compared to $38,366 for the year ended April 30, 2021. Revenues in fiscal year 2021 were due to distribution fees paid to us by Mar Vista related to the motion pictures “Merry Ex’s” and “Bridal Boot Camp”.

Cost of Sales

For the fiscal years ended April 30, 2022 and 2021, we had no cost of sales.

Operating expenses

Operating expenses increased by $59,440, or 164.5%, to $95,579 in the year ended April 30, 2022 from $36,139 in the year ended April 30, 2021 primarily due to motion picture residual costs of $59,722, an increase in other consulting costs of $9,000, offset partially by a decrease in professional fees of $9,166.

Operating expenses for the year ended April 30, 2022 were comprised primarily of office rent of $2,388, professional fees of $21,469, motion picture residual costs of $59,722, and consulting costs of $12,000.

Operating expenses for the year ended April 30, 2021 were comprised primarily of office rent of $2,388, professional fees of $30,635, consulting costs of $3,000, and $116 of other general and administration costs.

Income (loss) before income taxes

Net loss before income taxes for the year ended April 30, 2022 totaling $95,579 is primarily due to motion picture residual costs, consulting services costs, professional fees, and rent compared to net income for the year ended April 30, 2021 totaling $2,227 is primarily due to revenue of $38,366 offset partially by consulting services costs, professional fees, and rent.

Assets and Liabilities

Total assets were $497 as of April 30, 2022 compared to $14,833 as of April 30, 2021, or a decrease of $14,336, is primarily the result of a decrease in cash of $14,336. Total liabilities as of April 30, 2022 were $177,272 compared to $96,029 as of April 30, 2020, or an increase of $81,243. The increase was primarily the result of an increase in accounts payable – related party of $24,200 and accounts payable of $57,043.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of $14,336 in the year ended April 30, 2022 resulting from cash used in operating activities of $22,821 and cash provided by financing activities of $8,485.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Year Ended April 30,
	2022	2021

Cash at beginning of period	$14,534	$155
Net cash provided by (used in) operating activities	(22,821)	14,379
Net cash used in investing activities	-	-
Net cash provided by financing activities	8,485	-
Cash at end of period	$198	$14,534

Net cash used in operations was $22,821 for the year ended April 30, 2022 compared to net cash provide by operations for the year ended April 30, 2021 of $14,379 primarily due to a net loss of $95,579 for the year ended April 30, 2022 and the change in accounts payable – related party of $3,000, offset primarily by expenses paid on behalf of Company – related party of $18,715 and accounts payable and accrued expenses of $57,043.

Net cash provided by operations was $14,379 for the year ended April 30, 2021 primarily due to a net profit of $2,227 for the year ended April 30, 2021, $29,560 in expenses that were paid by others on behalf of the Company, offset primarily by the change in accounts payable – related party of $15,000 and the change in accounts payable of $2,408.

Net cash used in investing activities was $0 and $0 for the years ended April 30, 2022 and 2021, respectively.

Net cash provided by financing activities was $8,485 for the year ended April 30, 2022. Net cash provided by financing activities was $0 for the year ended April 30, 2021.

Our cash needs in the year ended April 30, 2023 are estimated to be $200,000. This budget is based on the assumption that we will carry out one project at a time for which we will need about $50,000 in working capital; general and administrative expenses of $150,000 for the costs related to being public, and miscellaneous office expenses. We sold no shares in fiscal years 2022 and 2020. As we move forward with our business plan, we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2023 fiscal year.

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

Equity Financing

During the years ended April 30, 2022 and 2021, the Company did not enter into any private placement memorandums.

During fiscal years 2022 and 2021, the Company has not issued a total of 38,153,269 common shares (6,000,000 common shares due to a third party and 32,153,269 common shares due to related party affiliates). These shares are reflected in the above disclosures.

Advances from related party

The Company borrows funds from the Company’s affiliates for working capital purposes from time to time. The Company has recorded the principal balance due of $8,485 and $0 under Accounts payable - related party in the accompanying Balance Sheets at April 30, 2022 and 2021, respectively. The Company received advances of $8,485 (from Lamont Roberts of $250, C&R Films of $4,235, and Mike Criscione of $4,000) and $0 and no repayments for the years ended April 30, 2022 and 2021, respectively.

Other

During the years ended April 30, 2022 and 2021, the Company made no payments to Lamont Roberts, CEO and acting CFO of the Company, and Mr. Roberts incurred no expenses on behalf of the Company. The Company has a balance owed to Mr. Roberts of $250 at April 30, 2022.

During the years ended April 30, 2022 and 2021, the Company made payments of $3,000 and $15,000, respectively, to C&R Films for film production costs and reimbursement of various expenses. C&R paid expenses totaling $3,995 and $12,591 in the years ended April 30, 2022 and 2021, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $38,326 at April 30, 2022.

During the years ended April 30, 2022 and 2021, the Company made no payments to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $0 and $7,394 in the years ended April 30, 2022 and 2021, respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $14,394 at April 30, 2022.

During the years ended April 30, 2022 and 2021, Kevin Frawley, an affiliate, paid expenses totaling $5,150 and $0, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $21,240 at April 30, 2022.

During the years ended April 30, 2022 and 2021, the Company made no payments to Mike Criscione, Director, for reimbursement of various expenses. During the years ended April 30, 2022 and 2021, Mr. Criscione paid expenses totaling $9,570 and $9,575, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Criscione of $31,900 at April 30, 2022.

Motion Picture Residual Payments

The Company is obligated to pay motion picture residual payments of approximately 3.6% of gross licensing revenues collected by Mar Vista for residual earnings to the pension and health benefit plans on behalf of the actors that performed in the motion pictures. In the fiscal year ended April 30, 2022, the Company made payments totaling $3,750 and has a balance owed of $55,972 at April 30, 2022.

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

YEARS ENDED APRIL 30, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Goliath Film & Media Holdings:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Goliath Film & Media Holdings (“the Company”) as of April 30, 2022 and April 30, 2021, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended April 30, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2022 and April 30, 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Draper, UT

July 29, 2022

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED BALANCE SHEETS

	APRIL 30,
	2022	2021
ASSETS
Current assets
Cash	$198	$14,534
Deposits	299	299
Total current assets	497	14,833

Total assets	$497	$14,833

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$71,162	$14,119
Accounts payable – related party	106,110	81,910
Total current liabilities	177,272	96,029

Total liabilities	177,272	96,029

Commitments and contingencies	—	—

Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at April 30, 2022 and 2021, respectively	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 138,964,917 and 138,964,917 shares issued and outstanding, at April 30, 2022 and 2021, respectively	138,966	138,966
Additional paid in capital	451,500	451,500
Common stock to be issued	381,532	381,532
Accumulated deficit	(1,148,773)	(1,053,194)
Total stockholders’ deficit	(176,775)	(81,196)

Total liabilities and stockholders’ deficit	$497	$14,833

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended April 30,
	2022	2021

Film production revenues	$—	$38,366
Cost of sales	—	—
Gross profit	—	38,366

Operating expenses
General and administrative	95,579	36,139
Total operating expenses	95,579	36,139

Income (loss) from operations	(95,579)	2,227

Income (loss) before income taxes	(95,579)	2,227

Provision for income taxes	—	—

Net income (loss)	$(95,579)	$2,227

Net income (loss) per share of common stock:
Basic and diluted	$(0.00)	$0.00

Weighted average shares outstanding:
Basic	177,118,116	177,118,116
Diluted	177,118,116	177,118,116

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

			Additional	Common		Total
	Common Stock		Paid in	Stock to	Accumulated	Stockholders’
	Shares	Amount	Capital	be Issued	Deficit	Deficit

Balances, April 30, 2020	138,964,917	$138,966	$451,500	$381,532	$(1,055,421)	$(83,423)

Net income, year ended April 30, 2021	—	—	—	—	2,227	2,227
Balances, April 30, 2021	138,964,917	$138,966	$451,500	$381,532	$(1,053,194)	$(81,196)

Net loss, year ended April 30, 2022	—	—	—	—	(95,579)	(95,579)
Balances, April 30, 2022	138,964,917	$138,966	$451,500	$381,532	$(1,148,773)	$(176,775)

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended April 30,
	2022	2021

Cash flows from operating activities
Net (loss) income	$(95,579)	$2,227
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Expenses paid on behalf of company – related party	18,715	29,560
Changes in operating assets and liabilities:
Accounts payable – related party	(3,000)	(15,000)
Accounts payable and accrued expenses	57,043	(2,408)
Net cash (used in) provided by operating activities	(22,821)	14,379

Cash flows from investing activities
None	—	—
Net cash provided by investing activities	—	—

Cash flows from financing activities
Advances from related party	8,485	—
Net cash provided by financing activities	8,485	—

Net change in cash	(14,336)	14,379
Cash at beginning of period	14,534	155
Cash at end of period	$198	$14,534

Supplemental Disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	—	—

Supplemental Disclosure of cash flow Information:
None	$—	$—

See accompanying notes to consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

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

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

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

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

For the year ended April 30, 2022 we had revenues of $0 compared to $38,366 for the year ended April 30, 2021. Revenues in fiscal year 2021 were due to distribution fees paid to us by Mar Vista related to the motion pictures “Merry Ex’s” and “Bridal Boot Camp”.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the years ended April 30, 2022 and 2021.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the years ended April 30, 2022 and 2021.

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

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

The Company’s adoption of FASB ASC Topic 825 did not have a material impact on the Company’s consolidated financial statements.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at April 30, 2022, assets and liabilities approximate fair value due to their short-term nature.

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

The total number of potential additional dilutive securities outstanding for the years ended April 30, 2022 and 2021 was none.

Concentrations, Risks, and Uncertainties

The Company had no customers constituting greater than 10% of the Company’s revenue in 2022. The Company has one customer, Mar Vista, that accounted for all of the Company’s gross sales during 2021.

There were no suppliers that accounted for 10% or more of total expenditures for the fiscal years ended April 30, 2022 and 2021. There were no suppliers that accounted for 10% or more of accounts payable at April 30, 2022 and 2021.

Stock Based Compensation

In accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”), we measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We apply this statement prospectively. Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by ASC 718. ASC No. 505, Equity Based Payments to Non-Employees (“ASC 505”) defines the measurement date and recognition period for such instruments. In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the ASC 505. We have no stock based compensation as of April 30, 2022.

Recently Enacted Accounting Standards

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

NOTE 2 – COMMON STOCK

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at April 30, 2022 and 2021.

The Company has authorized 300,000,000 shares of par value $0.001 common stock, of which 138,964,917 and 138,964,917 shares are outstanding at April 30, 2022 and 2021, respectively. No shares of common stock have been issued during the years ended April 30, 2022 and 2021.

As of April 30, 2022, the Company has not issued an aggregate 38,153,269 common shares to three shareholders (a total of 32,153,269 to related parties and 6,000,000 to a third party). These shares are reflected in the above disclosures.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Advances from related party

The Company borrows funds from the Company’s affiliates for working capital purposes from time to time. The Company has recorded the principal balance due of $8,485 and $0 under Accounts payable - related party in the accompanying Balance Sheets at April 30, 2022 and 2021, respectively. The Company received advances of $8,485 (from Lamont Roberts of $250, C&R Films of $4,235, and Mike Criscione of $4,000) and $0 and no repayments for the years ended April 30, 2022 and 2021, respectively.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

Other

During the years ended April 30, 2022 and 2021, the Company made no payments to Lamont Roberts, CEO and acting CFO of the Company, and Mr. Roberts incurred no expenses on behalf of the Company. The Company has a balance owed to Mr. Roberts of $250 at April 30, 2022.

During the years ended April 30, 2022 and 2021, the Company made payments of $3,000 and $15,000, respectively, to C&R Films for film production costs and reimbursement of various expenses. C&R paid expenses totaling $3,995 and $12,591 in the years ended April 30, 2022 and 2021, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $38,326 at April 30, 2022.

During the years ended April 30, 2022 and 2021, the Company made no payments to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $0 and $7,394 in the years ended April 30, 2022 and 2021, respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $14,394 at April 30, 2022.

During the years ended April 30, 2022 and 2021, Kevin Frawley, an affiliate, paid expenses totaling $5,150 and $0, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $21,240 at April 30, 2022.

During the years ended April 30, 2022 and 2021, the Company made no payments to Mike Criscione, Director, for reimbursement of various expenses. During the years ended April 30, 2022 and 2021, Mr. Criscione paid expenses totaling $9,570 and $9,575, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Criscione of $31,900 at April 30, 2022.

Related party transactions have been disclosed in the other notes to these financial statements.

NOTE 5 – INCOME TAXES

As of April 30, 2022, the Company had net operating loss carryforwards of approximately $1,149,000, which expire in varying amounts between 2020 and 2037. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this (and other) potential future tax benefits has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforwards period are revised.

Deferred income tax assets of approximately $321,000 at April 30, 2021, was offset in full by a valuation allowance.

The approximate components of the Company’s net deferred tax assets, including a valuation allowance, are as follows:

Deferred Tax Assets	As of April 30, 2022	As of April 30, 2021

Net operating loss carryforwards	$1,149,000	$1,053,000

Net deferred tax assets before valuation allowance	321,000	295,000
Less: Valuation allowance	(321,000)	(295,000)
Net deferred tax assets	$0	$0

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	As of April 30, 2022	As of April 30, 2021

Statutory federal income tax	(21.0)%	(21.0)%
Statutory state income tax, net of federal tax benefit	(7.0)%	(7.0)%
Change in valuation allowance on deferred tax assets	(28.0)%	(28.0)%

Components of Income Tax Expense	For the Years Ended,
	April 30, 2022	April 30, 2021

Federal U.S. Income Taxes
Current-	-	-
Deferred-	-	-

State Income Taxes
Current-	$-	$-
Deferred-	-	-
Total Income Tax Expense	$-	$-

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

Motion Picture Residual Payments

The Company is obligated to pay motion picture residual payments of approximately 3.6% of gross licensing revenues collected by Mar Vista for residual earnings to the pension and health benefit plans on behalf of the actors that performed in the motion pictures. In the fiscal year ended April 30, 2022, the Company made payments totaling $3,750 and has a balance owed of $55,972 at April 30, 2022.

NOTE 7 – SUBSEQUENT EVENTS

There were no events subsequent to April 30, 2022, and up to the date of this filing that would require disclosure.

Item 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (April 30, 2022), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our internal control over financial reporting was not effective as of the fiscal year ended April 30, 2022.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the year ended April 30, 2022 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Lamont Robert, President, Chief Executive Officer and Acting Chief Financial Officer

Lamont Roberts, 66, has been President, Chief Executive Officer and Director of Goliath since October, 2011. In 1997 he co-founded Millennium Personal and Business Management Corporation with Wilt Chamberlain, representing and managing a client base comprising actors, athletes, directors, musicians and writers. In the late 1990s Mr. Roberts also began producing film and television projects. In 2003, he was hired as the Executive Director of Reel Image, Inc., a content funding corporation. As the head of Reel Image, Inc., he is working on distributing a documentary that he wrote and produced entitled “Chosen By God- the Great Black Pharaohs of the 25th Dynasty.” As an independent producer, Mr. Roberts produced the feature films “The Truth About Layla,” and “The Marina Murders.” He acted as an Associate Producer on the feature film “Seducing Spirits,” and was the executive in charge of production for the feature film “The Perfect Argument,” and the documentaries “Film Struggle,” and “Living with Cancer.” Mr. Roberts has a BSBA in Finance and an MA in Real Estate and Urban Economics from the University of Florida. He is a best-selling author and lives in Marina Del Rey, CA.

Mike Criscione, Director

Mike Criscione, 67, has been on the Board since May 1, 2014 and has been a highly successful business man and real estate developer. He brought this extensive experience to the film business in 1991, producing “LA Goddess”. From 2008 to the present Mr. Criscione has directed, financed and produced numerous commercials, music videos, several motion pictures, and documentaries. He is a graduate of Vision Bible College in Whittier, California where he earned his Bachelor degree.

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

Code of Ethics

Goliath Film and Media Holdings has not adopted a code of ethics which applies to the chief executive officer, chief operating officer and chief financial officer, because of our level of operations of the public entity in 2022.

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

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Company’s sole executive officer for the years ended April 30, 2022, 2021, and 2020.

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Inentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Lemont	2022	0	0	0	0	0	0	0	0
Roberts,	2021	0	0	0	0	0	0	0	0
CEO and PRES.	2020	0	0	0	0	0	0	0	0

Mike	2022	0	0	0	0	0	0	0	0
Criscione,	2021	0	0	0	0	0	0	0	0
DIRECTOR	2020	0	0	0	0	0	0	0	0

No amounts are paid or payable to directors for acting as such.

Employment Agreements with Executive Officers

We do have any employment agreements with our executive officers at this present time.

Director Compensation

Currently our directors serve without compensation.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information relating to the beneficial ownership of Company common stock as of July 25, 2022 by (i) each person known by Goliath Film and Media Holdings to be the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of Goliath Film and Media Holdings directors and executive officers, and (iii) the Percentage After Offering assumes the sale of all shares offered. Unless otherwise noted below, Goliath Film and Media Holdings believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to the shares. We had 138,964,917 shares outstanding as of July 25, 2022.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Advances from related party

The Company borrows funds from the Company’s affiliates for working capital purposes from time to time. The Company has recorded the principal balance due of $8,485 and $0 under Accounts payable - related party in the accompanying Balance Sheets at April 30, 2022 and 2021, respectively. The Company received advances of $8,485 (from Lamont Roberts of $250, C&R Films of $4,235, and Mike Criscione of $4,000) and $0 and no repayments for the years ended April 30, 2022 and 2021, respectively.

Other

During the years ended April 30, 2022 and 2021, the Company made no payments to Lamont Roberts, CEO and acting CFO of the Company, and Mr. Roberts incurred no expenses on behalf of the Company. The Company has a balance owed to Mr. Roberts of $250 at April 30, 2022.

During the years ended April 30, 2022 and 2021, the Company made payments of $3,000 and $15,000, respectively, to C&R Films for film production costs and reimbursement of various expenses. C&R paid expenses totaling $3,995 and $12,591 in the years ended April 30, 2022 and 2021, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $38,326 at April 30, 2022.

During the years ended April 30, 2022 and 2021, the Company made no payments to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $0 and $7,394 in the years ended April 30, 2022 and 2021, respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $14,394 at April 30, 2022.

During the years ended April 30, 2022 and 2021, Kevin Frawley, an affiliate, paid expenses totaling $5,150 and $0, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $21,240 at April 30, 2022.

During the years ended April 30, 2022 and 2021, the Company made no payments to Mike Criscione, Director, for reimbursement of various expenses. During the years ended April 30, 2022 and 2021, Mr. Criscione paid expenses totaling $9,570 and $9,575, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Criscione of $31,900 at April 30, 2022.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

During the period covering the fiscal years ended April 30, 2022 and 2021, our principal accounting firm Sadler Gibb & Associates was paid $15,965 in 2022 and $21,500 in 2020 for audit and review work.

Tax Fees

None.

All Other Fees

None.

Audit Committees pre-approval policies and procedures

We do not have an audit committee. Our engagement of Sadler and Gibb as our independent registered public accounting firm was approved by the Board of Directors.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. All Financial Statements are listed in Item 7. No schedules are required.

(b)	Exhibits. The following exhibits of the Company are included herein.

Number	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Merger with China Advanced Technologies Corporation (1)
3.3	Bylaws (1)
31.1	Certification of Chief Executive and Financial Officer pursuant to Exchange Act Rule 13a-14(a)(2)
32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350(2).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1) Incorporated by reference with the exhibit so numbered in the Company’s Registration Statement on Form S-1, file number 333-169212.

(2) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2022.

GOLIATH FILM AND MEDIA HOLDINGS

	By:	/s/ Lamont Roberts
Lamont Roberts
Chief Executive Officer, President and acting
Chief Financial Officer

	By:	/s/ Mike Criscione
Mike Criscione
Director

