Form 10-Q
period 2022-10-31
Goliath Film & Media Holdings
filed 2022-12-15
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

There were 138,964,917 shares of common stock $0.001 par value, issued and outstanding as December 15, 2022.

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

The results for the periods ended October 31, 2022 are not necessarily indicative of the results of operations for the full year.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31	April 30,
	2022	2022
	(unaudited)
ASSETS
Current assets
Cash	$146	$198
Deposits	299	299
Total current assets	445	497

Total assets	$445	$497

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$68,495	$71,162
Accounts payable – related party	134,185	106,110
Total current liabilities	202,680	177,272

Total liabilities	202,680	177,272

Commitments and contingencies	—	—

Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at October 31, 2022 and April 30, 2022, respectively	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 138,964,917 and 138,964,917 shares issued and outstanding, at October 31, 2022 and April 30, 2022, respectively	138,966	138,966
Additional paid in capital	451,500	451,500
Common stock to be issued	381,532	381,532
Accumulated deficit	(1,174,233)	(1,148,773)
Total stockholders’ deficit	(202,235)	(176,775)

Total liabilities and stockholders’ deficit	$445	$497

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Six Months Ended		For the Three Months Ended
	October 31,		October 31,
	2022	2021	2022	2021

Film production revenues	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
General and administrative	$25,460	$21,674	$8,404	$8,119
Total operating expenses	25,460	21,674	8,404	8,119

Loss from operations	(25,460)	(21,674)	(8,404)	(8,119)

Loss before income tax	(25,460)	(21,674)	(8,404)	(8,119)

Provision for income taxes	-	-	-	-

Net loss	$(25,460)	$(21,674)	$(8,404)	$(8,119)

Net loss per share of common stock:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	177,118,116	177,118,116	177,118,116	177,118,116

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Common Stock		Additional Paid in	Common Stock to be	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Deficit

Balances, August 1, 2022	138,964,917	$138,966	$451,500	$381,532	$(1,165,829)	$(193,831)
Net loss, three months ended October 31, 2022	—	—	—	—	(8,404)	(8,404)
Balances, October 31, 2022	138,964,917	$138,966	$451,500	$381,532	$(1,174,233)	$(202,235)

Balances, May 1, 2022	138,964,917	$138,966	$451,500	$381,532	$(1,148,773)	$(176,775)
Net loss, six months ended October 31, 2022	—	—	—	—	(25,460)	(25,460)
Balances, October 31, 2022	138,964,917	$138,966	$451,500	$381,532	$(1,174,233)	$(202,235)

Balances, August 1, 2021	138,964,917	$138,966	$451,500	$381,532	$(1,066,749)	$(94,751)
Net loss, three months ended October 31, 2021	—	—	—	—	(8,119)	(8,119)
Balances, October 31, 2021	138,964,917	$138,966	$451,500	$381,532	$(1,074,868)	$(102,870)

Balances, May 1, 2021	138,964,917	$138,966	$451,500	$381,532	$(1,053,194)	$(81,196)
Net loss, six months ended October 31, 2021	—	—	—	—	(21,674)	(21,674)
Balances, October 31, 2021	138,964,917	$138,966	$451,500	$381,532	$(1,074,868)	$(102,870)

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended,
	October 31, 2022	October 31, 2021

Cash flows from operating activities
Net loss	$(25,460)	$(21,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of company by related party	23,825	5,575
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	-	1,352
Accounts payable – related party	(2,667)	(3,000)
Net cash used in operating activities	(4,302)	(17,747)

Cash flows from investing activities
None	—	—
Net cash provided by investing activities	—	—

Cash flows from financing activities
Advances from related parties	4,250	4,000
Net cash provided by financing activities	4,250	4,000

Net change in cash	(52)	(13,747)
Cash at beginning of period	198	14,534
Cash at end of period	$146	$787

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2022 AND 2021

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and operations and cash flows at October 31, 2022 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2022 audited financial statements filed on Form 10K on July 29, 2022. The results of operations for the periods ended October 31, 2022 and 2021 are not necessarily indicative of the operating results for the full years.

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

Organization, Nature of Business and Trade Name

The Company is engaged in the production and distribution of motion pictures and television content. The Company has previously realized revenues from its planned principal business purpose however these revenues are declining with no revenues presently being anticipated. For the three months ended October 31, 2022 and 2021, we had no revenues.

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

Films Costs

The Company capitalizes production costs for films produced in accordance with ASC 926-20, “Entertainment-Films - Other Assets - Film Costs”. Accordingly, production costs are capitalized at actual cost and then charged against revenue quarterly as a cost of production based on the relative fair value of the film(s) delivered and recognized as revenue. The Company evaluates its capitalized production costs annually and limits recorded amounts by its ability to recover such costs through expected future sales. As of October 31, 2022, the Company had no production costs.

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

For the three and six months ended October 31, 2022 and 2021, we had no revenues.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the three months ended October 31, 2022 and 2021.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the three months ended October 31, 2022 and 2021.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at October 31, 2022, assets and liabilities approximate fair value due to their short term nature.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of October 31, 2022, the Company had less than $1,000 in assets.

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

The total number of potential additional dilutive securities outstanding for the three and six months ended October 31, 2022 and 2021 was none.

Concentrations, Risks, and Uncertainties

The Company’s business with suppliers or customers has entirely come from related parties during three and six months ended October 31, 2022 and 2021.

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

NOTE 3 – COMMON STOCK

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at October 31, 2022 and 2021.

The Company has authorized 300,000,000 shares of par value $0.001 common stock, of which 138,964,917 and 138,964,917 shares are outstanding at October 31, 2022 and April 30, 2022, respectively. No shares of common stock have been issued during the three and six months ended October 31, 2022.

As of December 13, 2022, the Company has not issued an aggregate of 38,153,269 common shares to three shareholders (a total of 32,153,269 to related parties and 6,000,000 to a third party). These shares are reflected in the above disclosures.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Advances from related party

The Company borrows funds from the Company’s affiliates for working capital purposes from time to time. The Company has recorded the principal balance due of $12,735 and $8,485 included under accounts payable - related party in the accompanying Balance Sheets at October 31, 2022 and April 30, 2022, respectively. The Company received advances of $400 (from C&R Films, C&R Films is controlled by Lamont Roberts, CEO and acting CFO of the Company) and $4,250 ($500 from C&R Films and $3,750 from Mike Criscione, Director on the Company’s Board of Directors), respectively, and no repayments for the three and six months ended October 31, 2022, respectively. The Company received advances of $0 and $4,000 (from Mike Criscione), respectively, and no repayments for the three and six months ended October 31, 2021, respectively.

Other

During the three and six months ended October 31, 2022 and 2021, the Company made no payments to Lamont Roberts, CEO and acting CFO of the Company, and Mr. Roberts incurred no expenses on behalf of the Company. The Company has a balance owed to Mr. Roberts of $250 at October 31, 2022.

During the three and six months ended October 31, 2022 and 2021, the Company made no payments to C&R Films for film production costs and reimbursement of various expenses. C&R Films paid expenses totaling $199 and $597, and $0 and $0 in the three and six months ended October 31, 2022 and 2021, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. The Company received advances of $400 and $500 and had no repayments during the three and six months ended October 31, 2022, respectively. The Company received no advances of and had no repayments during the three and six months ended October 31, 2021, respectively. C&R Films is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $39,423 at October 31, 2022.

During the three and six months ended October 31, 2022 and 2021, the Company made no payments to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $0 and $0, and $0 and $0 in the three and six months ended October 31, 2022 and 2021, respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $14,394 at October 31, 2022.

During the three and six months ended October 31, 2022 and 2021, Kevin Frawley, an affiliate, paid expenses totaling $0 and $2,228, and $0 and $0, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $23,468 at October 31, 2022.

During the three months ended July 31, 2022 and 2021, the Company made no payments to Mike Criscione, Director, for reimbursement of various expenses. During the three and six months ended October 31, 2022 and 2021, Mr. Criscione paid expenses totaling $6,000 and $24,750, and $5,575 and $9,575, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company received advances of $3,750 and $0 and had no repayments during the three months ended July 31, 2022 and 2021, respectively. The Company has a balance owed to Mr. Criscione of $56,650 at July 31, 2022.

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

Motion Picture Residual Payments

The Company is obligated to pay motion picture residual payments of 3.6% of gross licensing revenues collected by Mar Vista for residual earnings to the pension and health benefit plans on behalf of the actors that performed in the motion pictures. During the three and six months ended October 31, 2022, the Company made payments totaling $0 and $3,750 and has a balance owed of $52,222 as of October 31, 2022 which is included in accounts payable and accrued expenses.

NOTE 7 – SUBSEQUENT EVENTS

There were no events subsequent to October 31, 2022, and up to the date of this filing that would require disclosure.

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

Production Agreements

On March 4, 2016, we signed a distribution agreement with Mar Vista Entertainment, LLC (“Mar Vista”) to distribute a feature length motion picture currently completed. Per the agreement, we received $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Bridal Bootcamp” a romantic comedy movie produced by Goliath for delivery to Mar Vista for distribution. Additionally, Mar Vista will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of October 31, 2016, the Company has received $125,000 of the advance payments. Bridal Boot Camp was completed in October 2016 resulting in the recognition of the advance payments as revenue of $125,000 in October 2016. Mar Vista is distributing this film. The Company had no revenue for the three and six months ended October 31, 2022 and 2021, respectively.

On September 18, 2015, we signed a distribution agreement with Mar Vista to distribute a feature length motion picture currently completed. Per the agreement, we received $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Merry Exes” retitled “Girlfriends of Christmas Past” a Christmas holiday movie produced by Goliath and delivered to Mar Vista. for distribution. Additionally, Mar Vista will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of October 31, 2016, we have received $125,000 of the advance payments. “Merry Exes” “Girlfriends of Christmas Past was completed June 6, 2016 resulting in the recognition of the advance payments as revenue of $125,000 in June 2016. Mar Vista distributed this movie to UPTV. The Company had no revenue for the three and six months ended October 31, 2022 and 2021, respectively.

On May 20, 2015, we signed a distribution agreement with Mar Vista to distribute a feature length motion picture currently completed by us and being licensed by Mar Vista. Per the agreement, we received $175,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Terror Birds” a science fiction movie produced by Goliath and delivered to Mar Vista. for distribution. Additionally, Mar Vista will receive 30% of the gross proceeds for a period of 25 years on the film. As of April 30, 2016, the Company had received $175,000 of the advance payments. Terror Birds was completed December 14, 2015 resulting in the recognition of the advance payments as revenue of $175,000 in February 2016. Mar Vista is continuing to distribute this film. The Company had no revenue for the three and six months ended October 31, 2022 and 2021, respectively.

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

Plan of Operations

We had a net loss of $8,404 and $25,460 for the three months and six months ended October 31, 2022, respectively, and historical losses totaling $1,174233 as of October 31, 2022. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plan to continue as a going concern revolves around its ability to execute its business strategy of digital content, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

Results of Operations

Three Ended October 31, 2022 Compared to Three Months Ended October 31, 2021

Film Production Revenue

For the three months ended October 31, 2022 and 2021, and we had no revenues.

Cost of Sales

During the three months ended October 31, 2022 and 2021, we had no cost of sales.

Operating expenses

Operating expenses increased by $285, or 3.5%, to $8,404 in the three months ended October 31, 2022 from $8,119 in the three months ended October 31, 2021 primarily due to an increase in rent of $796, offset primarily by the decrease in professional fees of $515.

Operating expenses for the three months ended October 31, 2022 were comprised primarily of professional fees of $4,513, consulting costs of $3,000, rent of $796, and $95 of other operating expenses.

Operating expenses for the three months ended October 31, 2021 were comprised primarily of professional fees of $5,028, consulting costs of $3,000, and $91 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the three months ended October 31, 2022 totaling $8,404 is primarily due to professional fees, consulting services, rent, and other operating expenses compared to a net loss for the three months ended October 31, 2021 totaling $8,119 is primarily due to professional fees, consulting services, and other operating expenses.

Assets and Liabilities

Total assets were $445 as of October 31, 2022 compared to $497 as of April 30, 2022, or a decrease of $52, primarily the result of a decrease in cash. Total liabilities were $202,680 as of October 31, 2022 compared to $177,272 as of April 30, 2022, or an increase of $25,408, primarily the result of an increase in accounts payable – related party of $28,075, offset partially by accounts payable and accrued expenses of $2,667.

Six Months Ended October 31, 2020 Compared to Six Months Ended October 31, 2019

Film Production Revenue

For the six months ended October 31, 2022 and 2021, we had no revenues.

Cost of Sales

For the six months ended October 31, 2020 and 2019, we had no cost of sales.

Operating expenses

Operating expenses increased by $3,786, or 17.5%, to $25,460 in the six months ended October 31, 2022 from $21,674 in the six months ended October 31, 2021 primarily due to an increase in professional fees of $6,126, offset primarily by a decrease in consulting services of $3,000.

Operating expenses for the six months ended October 31, 2022 were comprised primarily of professional fees of $21,070, office rent of $1,194, consulting services of $3,000, and $196 of other operating expenses.

Operating expenses for the six months ended October 31, 2021 were comprised primarily of professional fees of $14,944, office rent of $1,194, and consulting services of $6,000.

Net loss before income taxes

Net loss before income taxes for the six months ended October 31, 2022 totaling $25,460 is primarily due to consulting services costs, professional fees, and rent compared to net loss for the six months ended October 31, 2021 totaling $21,674 primarily due to professional fees, consulting services, and rent.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash of $52 in the six months ended October 31, 2022 resulting from cash used in operating activities of $4,302.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Six Months Ended October 31,
	2022	2021

Cash at beginning of period	$198	$14,534
Net cash used in operating activities	(4,302)	(17,747)
Net cash used in investing activities	—	—
Net cash provided by financing activities	4,250	4,000
Cash at end of period	$146	$787

Net cash used in operating activities was $4,302 for the six months ended October 31, 2022 compared to net cash used in operations for the six months ended October 31, 2021 of $17,747. Cash used in operations for the six months ended October 31, 2022 consisted of a net loss of $25,460 and the change in accounts payable and accrued expenses of $2,667, offset partially by expenses paid on behalf of Company – related party of $23,825. Cash used in operations for the six months ended October 31, 2021 consisted of a net loss of $21,674, the change in accounts payable and accrued expenses of $1,352, and the expenses paid on behalf of Company – related party of $5,575, and a decrease in accounts payable – related party of $3,000.

Net cash provided by investing activities was $0 for the six months ended October 31, 2022 and October 31, 2021.

Net cash provided by financing activities was $4,250 for the six months ended October 31, 2022 consisting of advances from a related party. Net cash provided by financing activities was $4,000 for the six months ended October 31, 2021 consisting of advances from a related party.

Our cash needs for the year ending April 30, 2023 are estimated to be $35,000 based on the assumption that we will need general and administrative expenses for the costs related to being public, and miscellaneous office expenses. We sold no shares during the three and six months ended October 31, 2022 and 2021. As we move forward with our business plan, we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2021 fiscal year.

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

Equity Financing

During the three and six months ended October 31, 2022 and October 31, 2021, the Company did not enter into any private placement memorandums.

During the three and six months ended October 31, 2022 and 2021, the Company has not issued a total of 38,153,269 common shares (6,000,000 common shares due to a third party and 32,153,269 common shares due to related party affiliates). These shares are reflected in the above disclosures.

Advances from related party

The Company borrows funds from the Company’s affiliates for working capital purposes from time to time. The Company has recorded the principal balance due of $12,735 and $8,485 included under accounts payable - related party in the accompanying Balance Sheets at October 31, 2022 and April 30, 2022, respectively. The Company received advances of $400 (from C&R Films, C&R Films is controlled by Lamont Roberts, CEO and acting CFO of the Company) and $4,250 ($500 from C&R Films and $3,750 from Mike Criscione, Director on the Company’s Board of Directors), respectively, and no repayments for the three and six months ended October 31, 2022, respectively. The Company received advances of $0 and $4,000 (from Mike Criscione), respectively, and no repayments for the three and six months ended October 31, 2021, respectively.

Other

During the three and six months ended October 31, 2022 and 2021, the Company made no payments to Lamont Roberts, CEO and acting CFO of the Company, and Mr. Roberts incurred no expenses on behalf of the Company. The Company has a balance owed to Mr. Roberts of $250 at October 31, 2022.

During the three and six months ended October 31, 2022 and 2021, the Company made no payments to C&R Films for film production costs and reimbursement of various expenses. C&R Films paid expenses totaling $199 and $597, and $0 and $0 in the three and six months ended October 31, 2022 and 2021, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. The Company received advances of $400 and $500, and $0 and $0 and had no repayments during the three and six months ended October 31, 2022 and 2021, respectively. C&R Films is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $39,423 at October 31, 2022.

During the three and six months ended October 31, 2022 and 2021, the Company made no payments to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $0 and $0, and $0 and $0 in the three and six months ended October 31, 2022 and 2021, respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $14,394 at October 31, 2022.

During the three and six months ended October 31, 2022 and 2021, Kevin Frawley, an affiliate, paid expenses totaling $0 and $2,228, and $0 and $0, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $23,468 at October 31, 2022.

During the three months ended July 31, 2022 and 2021, the Company made no payments to Mike Criscione, Director, for reimbursement of various expenses. During the three and six months ended October 31, 2022 and 2021, Mr. Criscione paid expenses totaling $6,000 and $24,750, and $5,575 and $9,575, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company received advances of $3,750 and $0 and had no repayments during the three months ended July 31, 2022 and 2021, respectively. The Company has a balance owed to Mr. Criscione of $56,650 at July 31, 2022.

Motion Picture Residual Payments

The Company is obligated to pay motion picture residual payments of 3.6% of gross licensing revenues collected by Mar Vista for residual earnings to the pension and health benefit plans on behalf of the actors that performed in the motion pictures. During the three and six months ended October 31, 2022, the Company made payments totaling $0 and $3,750 and has a balance owed of $52,222 as of October 31, 2022 which is included in accounts payable and accrued expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (October 31, 2022), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2022 that have materially affected or are reasonably likely to materially affect our internal controls.

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

GOLIATH FILM AND MEDIA HOLDINGS

Dated: December 15, 2022	By:	/s/ Lamont Roberts
Lamont Roberts
CEO, Director and acting Chief Financial Officer

/s Mike Criscione
Mike Criscione
Director

