Form 10-K
period 2023-04-30
Goliath Film & Media Holdings
filed 2023-08-14
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2023

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	GFMH	OTCBB

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 2022 was $149,625 based on 33,250,000 shares being owned by non-affiliates. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 138,964,917 shares of common stock $0.001 par value, issued and outstanding as August 14, 2023.

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

Production Agreements.

On March 4, 2016, we signed a distribution agreement with Mar Vista Entertainment, LLC (“Mar Vista”) to distribute a feature length motion picture currently completed. Per the agreement, we received $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Bridal Bootcamp” a romantic comedy movie produced by Goliath for delivery to Mar Vista for distribution. Additionally, Mar Vista will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of October 31, 2016, the Company has received $125,000 of the advance payments. Bridal Boot Camp was completed in October 2016 resulting in the recognition of the advance payments as revenue of $125,000 in October 2016. Mar Vista is distributing this film. The Company had revenue $48,207 and $0 for the fiscal years ended April 30, 2023 and 2022, respectively.

On September 18, 2015, we signed a distribution agreement with Mar Vista to distribute a feature length motion picture currently completed. Per the agreement, we received $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Merry Exes” retitled “Girlfriends of Christmas Past” a Christmas holiday movie produced by Goliath and delivered to Mar Vista. for distribution. Additionally, Mar Vista will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of October 31, 2016, we have received $125,000 of the advance payments. “Merry Exes” “Girlfriends of Christmas Past was completed June 6, 2016 resulting in the recognition of the advance payments as revenue of $125,000 in June 2016. Mar Vista distributed this movie to UPTV. For the years ended April 30, 2023 and 2022, we had revenues of $73,375 and $0, respectively.

On May 20, 2015, we signed a distribution agreement with Mar Vista to distribute a feature length motion picture currently completed by us and being licensed by Mar Vista. Per the agreement, we received $175,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Terror Birds” a science fiction movie produced by Goliath and delivered to Mar Vista. for distribution. Additionally, Mar Vista will receive 30% of the gross proceeds for a period of 25 years on the film. As of April 30, 2016, the Company had received $175,000 of the advance payments. Terror Birds was completed December 14, 2015 resulting in the recognition of the advance payments as revenue of $175,000 in February 2016. Mar Vista is continuing to distribute this film. The Company had no revenue for the years months ended April 30, 2023 and 2022, respectively.

Questions and Answers

What is your business?

We develop, produce and distribute motion pictures and digital content. At this time, we do not intend to engage in theatrical releases of motion pictures, due to the high up- front costs of advertising and marketing theatrically. However, in some specific cases the company will consider theatrical releases based upon a “four wall“, limited release delivery that will be focused on targeted niche audiences.

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

Generally, the main reason why good, quality motion pictures are not distributed is that the production of a motion picture requires money and creativity, and marketing a motion picture requires an entirely different set of skills. Many people dream of making a movie; few aspire to distribute them. We estimate that there are in excess of 10,000 such motion pictures "gathering dust." There also have been and continue to be substantial tax incentives for motion picture production in many States and international Territories, so that many producers do not need to depend on successful marketing in order to find investors for their projects. A secondary factor is the difficulty of finding a reputable distributor. We think that our management has an excellent reputation in the industry and we will be able to obtain distribution rights for content. Finally, many distributors as well as buyers do not have an interest in niche market films, because they see the market as limited. Goliath sees the problem to be, rather, there is no market merely because no one has assembled a critical mass of films for these niches. Most participants in the motion picture industry are based in "Hollywood" and the major coastal metropolitan areas. As an example, our "faith-based" films especially are targeted toward the “Bible Belt” and the "Flyover Country": places that the industry has consistently overlooked.

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

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market information and issuance of unregistered securities.

The Company’s common stock is traded on the OTCBB pink sheet markets under the symbol ”GFMH”.

(b)	Holders

As of August 14, 2023, there were 89 record holders of our common stock.

(c)	Dividends

We have not paid any dividends on our common stock. We currently intend to retain any earnings for use in our business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d)	Equity Compensation Plans

There are no Equity Compensation Plans in place as of April 30, 2023.

(e)	Performance Graphic. We are not required to provide a performance graph since it is a "smaller reporting company" as defined in Regulation S-K Rule 10(f).

Company issuances of common stock during the years ended April 30, 2023 and 2022.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions are eliminated on consolidation.

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

For the year ended April 30, 2023 we had revenues of $121,582 compared to $0 for the year ended April 30, 2022. Revenues in fiscal year 2023 were due to distribution fees paid to us by Mar Vista related to the motion pictures “Merry Ex’s” of $73,375 and “Bridal Boot Camp” of $48,207.

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

Films Costs

The Company capitalizes production costs for films produced in accordance with ASC 926-20, “Entertainment-Films - Other Assets - Film Costs”. Accordingly, production costs are capitalized at actual cost and then charged against revenue quarterly as a cost of production based on the relative fair value of the film(s) delivered and recognized as revenue. The Company evaluates its capitalized production costs annually and limits recorded amounts by its ability to recover such costs through expected future sales. As of April 30, 2023, the Company had no production costs.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at April 30, 2023 and 2022. Assets and liabilities approximate fair value due to their short term nature.

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

The total number of potential additional dilutive securities outstanding for the years ended April 30, 2023 and 2022 was none.

Concentrations, Risks, and Uncertainties

The Company has not entered into any contracts that obligate it to purchase a minimum quantity or exclusively from any supplier.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

Plan of Operations

The Company had net income of $76,569 and a net loss of $95,579 for the years ended April 30, 2023 and 2022, respectively, and historical losses totaling $1,072,204. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plan to continue as a going concern revolves around its ability to execute its business strategy of distributing digital content, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

Results of Operations

Fiscal Year Ended April 30, 2023 Compared to Fiscal Year Ended April 30, 2022

Revenue

For the year ended April 30, 2023 we had revenues of $121,582 compared to $0 for the year ended April 30, 2022. Revenues in fiscal year 2023 were due to distribution fees paid to us by Mar Vista related to the motion pictures “Merry Ex’s” of $72,375 and “Bridal Boot Camp” of $48,207.

Cost of Sales

For the fiscal years ended April 30, 2023 and 2022, we had no cost of sales as revenues are based on distributions and costs are borne by the distributor.

Operating expenses

Operating expenses decreased by $50,566, or 52.9%, to $45,013 in the year ended April 30, 2023 from $95,579 in the year ended April 30, 2022 primarily due to decreases in motion picture residual costs of $59,722, consulting costs of $1,000, and rent of $995, offset partially by an increase in professional fees of $9,684.

Operating expenses for the year ended April 30, 2023 were comprised primarily of office rent of $1,393, professional fees of $31,153, and consulting costs of $11,000.

Operating expenses for the year ended April 30, 2022 were comprised primarily of office rent of $2,388, professional fees of $21,469, motion picture residual costs of $59,722, and consulting costs of $12,000.

Income (loss) before income taxes

Net income before income taxes for the year ended April 30, 2023 totaling $76,569 is primarily due to revenue of $121,582 offset partially by consulting services costs, professional fees, and rent compared to a net loss for the year ended April 30, 2022 totaling $95,579 is primarily due to revenue of $0, offset partially by motion picture residual costs, consulting services costs, professional fees, and rent.

Assets and Liabilities

Total assets were $16,714 as of April 30, 2023 compared to $497 as of April 30, 2022, or an increase of $16,217, is primarily the result of an increase in cash of $9,016 and prepaids of $7,201. Total liabilities as of April 30, 2023 were $116,920 compared to $177,272 as of April 30, 2022, or a decrease of $60,352. The decrease was primarily the result of a decrease in accounts payable – related party of $3,866 and accounts payable of $56,486.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of $9,016 in the year ended April 30, 2023 resulting from used in by operating activities of $4,962 and cash provided by financing activities of $13,978.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Year Ended April 30,
	2023	2022

Cash at beginning of period	$198	$14,534
Net cash used in operating activities	(4,962)	(22,821)
Net cash used in investing activities	-	-
Net cash provided by financing activities	13,978	8,485
Cash at end of period	$9,214	$198

Net cash used in operations was $4,962 for the year ended April 30, 2023 compared to net cash used in operations for the year ended April 30, 2022 of $22,821 primarily due to a net profit of $76,569 for the year ended April 30, 2023 and the change in expenses paid on behalf of Company – related party of $34,016, offset primarily by prepaid expenses of $7,201, accounts payable and accrued expenses of $56,486 and accounts payable – related party of $51,860.

Net cash used in operations was $22,821 for the year ended April 30, 2022 primarily due to a net loss of $95,579 for the year ended April 30, 2022, and accounts payable – related party of $3,000, offset primarily by $18,715 in expenses that were paid by others on behalf of the Company, and the change in accounts payable and accrued expenses of $57,043.

Net cash used in investing activities was $0 and $0 for the years ended April 30, 2023 and 2022, respectively.

Net cash provided by financing activities was $13,978 for the year ended April 30, 2023. Net cash provided by financing activities was $8,485 for the year ended April 30, 2022.

Our cash needs in the year ended April 30, 2024 are estimated to be $200,000. This budget is based on the assumption that we will carry out one project at a time for which we will need about $50,000 in working capital; general and administrative expenses of $150,000 for the costs related to being public, and miscellaneous office expenses. We sold no shares in fiscal years 2023 and 2022. As we move forward with our business plan, we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2024 fiscal year.

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

Equity Financing

During the years ended April 30, 2023 and 2022, the Company did not enter into any private placement memorandums.

During fiscal years 2023 and 2022, the Company has not issued a total of 38,153,269 common shares (6,000,000 common shares due to a third party and 32,153,269 common shares due to related party affiliates). These shares are reflected in the above disclosures.

Advances from related party

The Company borrows funds from the Company’s affiliates for working capital purposes from time to time. The Company has recorded the principal balance due of $22,463 and $8,485 under Accounts payable - related party in the accompanying Balance Sheets at April 30, 2023 and 2022, respectively. The Company received advances of $13,978 (from C&R Films of $9,528 and Mike Criscione of $4,450) and $8,485 (from Lamont Roberts of $250, C&R Films of $4,235, and Mike Criscione of $4,000) and had no repayments for the years ended April 30, 2023 and 2022, respectively.

Other

During the years ended April 30, 2023 and 2022, the Company made no payments to Lamont Roberts, CEO and acting CFO of the Company, and Mr. Roberts incurred no expenses on behalf of the Company. The Company has a balance owed to Mr. Roberts of $250 at April 30, 2023.

During the years ended April 30, 2023 and 2022, the Company made payments of $0 and $3,000, respectively, to C&R Films for film production costs and reimbursement of various expenses. C&R paid expenses totaling $2,193 and $3,995 in the years ended April 30, 2023 and 2022, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $50,047 at April 30, 2023.

During the years ended April 30, 2023 and 2022, the Company made no payments to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $0 and $0 in the years ended April 30, 2023 and 2022, respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $14,394 at April 30, 2023.

During the years ended April 30, 2023 and 2022, Kevin Frawley, an affiliate, paid expenses totaling $4,823 and $5,150, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $26,063 at April 30, 2023.

During the years ended April 30, 2023 and 2022, the Company made payments of $51,860 and $0, respectively, to Mike Criscione, Director, for reimbursement of various expenses. During the years ended April 30, 2023 and 2022, Mr. Criscione paid expenses totaling $27,000 and $9,570, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Criscione of $11,490 at April 30, 2023.

Motion Picture Residual Payments

The Company is obligated to pay motion picture residual payments of approximately 3.6% of gross licensing revenues collected by Mar Vista for residual earnings to the pension and health benefit plans on behalf of the actors that performed in the motion pictures. In the fiscal years ended April 30, 2023 and 2022, the Company made payments totaling $63,472 and $0, respectively, and has a balance owed of $0 at April 30, 2023.

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

YEARS ENDED APRIL 30, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Goliath Film & Media Holdings:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Goliath Film & Media Holdings (“the Company”) as of April 30, 2023 and 2022, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended April 30, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Draper, UT

August 14, 2023

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED BALANCE SHEETS

	APRIL 30,
	2023	2022
ASSETS
Current assets
Cash	$9,214	$198
Prepaid expenses	7,500	299
Total current assets	16,714	497

Total assets	$16,714	$497

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$14,676	$71,162
Accounts payable – related party	102,244	106,110
Total current liabilities	116,920	177,272

Total liabilities	116,920	177,272

Commitments and contingencies	—	—

Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at April 30, 2023 and 2022, respectively	—	—

Common stock, $0.001 par value, 300,000,000 shares authorized; 138,964,917 shares issued and outstanding at April 30, 2023 and 2022, respectively	138,966	138,966
Additional paid in capital	451,500	451,500
Common stock to be issued	381,532	381,532
Accumulated deficit	(1,072,204)	(1,148,773)
Total stockholders’ deficit	(100,206)	(176,775)

Total liabilities and stockholders’ deficit	$16,714	$497

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended April 30,
	2023	2022

Film production revenues	$121,582	$—
Cost of sales	—	—
Gross profit	121,582	—

Operating expenses
General and administrative	45,013	95,579
Total operating expenses	45,013	95,579

Income (loss) from operations	76,569	(95,579)

Income (loss) before income taxes	76,569	(95,579)

Provision for income taxes	—	—

Net income (loss)	$76,569	$(95,579

Net income (loss) per share of common stock:
Basic and diluted	$0.00	$(0.00)

Weighted average shares Outstanding:
Basic	177,118,186	177,118,186
Diluted	177,118,186	177,118,186

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock
	Shares	Amount	Additional Paid in Capital	Common Stock to be Issued	Accumulated Deficit	Total Stockholders’ Deficit

Balances, April 30, 2021	138,964,917	$138,966	$451,500	$381,532	$(1,053,194)	$(81,196)

Net loss, year ended April 30, 2022	—	—	—	—	(95,579)	(95,579)
Balances, April 30, 2022	138,964,917	138,966	451,500	381,532	(1,148,773)	(176,775)

Net income, year ended April 30, 2023	—	—	—	—	76,569	76,569
Balances, April 30, 2023	138,964,917	$138,966	$451,500	$381,532	$(1,072,204)	$(100,206)

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended April 30,
	2023	2022

Cash flows from operating activities
Net income (loss)	$76,569	$(95,579)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Expenses paid on behalf of company – related party	34,016	18,715
Changes in operating assets and liabilities:
Prepaid expenses	(7,201)	-
Accounts payable – related party	(51,860)	(3,000)
Accounts payable and accrued expenses	(56,486)	57,043
Net cash used in operating activities	(4,962)	(22,821)

Cash flows from investing activities
None	—	—
Net cash provided by investing activities	—	—

Cash flows from financing activities
Advances from related party	13,978	8,485
Net cash provided by financing activities	13,978	8,485

Net change in cash	9,016	(14,336)
Cash at beginning of period	198	14,534
Cash at end of period	$9,214	$198

Supplemental Disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	—	—

Supplemental Disclosure of cash flow Information:
None	$—	$—

See accompanying notes to consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

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

Films Costs

The Company capitalizes production costs for films produced in accordance with ASC 926-20, “Entertainment-Films - Other Assets - Film Costs”. Accordingly, production costs are capitalized at actual cost and then charged against revenue quarterly as a cost of production based on the relative fair value of the film(s) delivered and recognized as revenue. The Company evaluates its capitalized production costs annually and limits recorded amounts by its ability to recover such costs through expected future sales. As of April 30, 2023, the Company had no production costs.

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

The Company recognizes revenue when the distributor confirms to the Company that the film has been delivered to the distributor with all technical and document deliveries received, waived or deferred and the film has been entered into the distributor’s rights system and the cash is received.

Revenue is recognized from distributions when cash is received. Costs are borne by the distributor.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

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

For the year ended April 30, 2023 we had revenues of $121,582 compared to $0 for the year ended April 30, 2022. Revenues in fiscal year 2023 were due to distribution fees paid to us by Mar Vista related to the motion pictures “Merry Ex’s” of $73,375 and “Bridal Boot Camp” of $48,207.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the years ended April 30, 2023 and 2022 as the company is not currently promoting its films.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the years ended April 30, 2023 and 2022.

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

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

The Company’s adoption of FASB ASC Topic 825 did not have a material impact on the Company’s consolidated financial statements.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at April 30, 2023. Assets and liabilities approximate fair value due to their short-term nature.

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

The total number of potential additional dilutive securities outstanding for the years ended April 30, 2023 and 2022 was none.

Concentrations, Risks, and Uncertainties

The Company has one customer, Mar Vista, that accounted for all of the Company’s gross sales during 2023. The Company had no customers constituting greater than 10% of the Company’s revenue in 2022.

There were no suppliers that accounted for 10% or more of total expenditures for the fiscal years ended April 30, 2023 and 2022. The Company had one supplier that accounted for 82% of accounts payable at April 30, 2023 and two suppliers that accounted for 79% and 17%, respectively, of accounts payable at April 30, 2022.

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

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

Recently Enacted Accounting Standards

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 2 – COMMON STOCK

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at April 30, 2023 and 2022.

The Company has authorized 300,000,000 shares of par value $0.001 common stock, of which 138,964,917 and 138,964,917 shares are outstanding at April 30, 2023 and 2022, respectively. No shares of common stock have been issued during the years ended April 30, 2023 and 2022.

As of April 30, 2023, the Company has not issued an aggregate 38,153,269 common shares to three shareholders (a total of 32,153,269 to related parties and 6,000,000 to a third party). These shares are reflected in the above disclosures.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Advances from related party

The Company borrows funds from the Company’s affiliates for working capital purposes from time to time. The Company has recorded the principal balance due of $22,463 and $8,485 under Accounts payable - related party in the accompanying Balance Sheets at April 30, 2023 and 2022, respectively. The Company received advances of $13,978 (from C&R Films of $9,528 and Mike Criscione of $4,450) and $8,485 (from Lamont Roberts of $250, C&R Films of $4,235, and Mike Criscione of $4,000) and had no repayments for the years ended April 30, 2023 and 2022, respectively.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

Other

During the years ended April 30, 2023 and 2022, the Company made no payments to Lamont Roberts, CEO and acting CFO of the Company, and Mr. Roberts incurred no expenses on behalf of the Company. The Company has a balance owed to Mr. Roberts of $250 at April 30, 2023.

During the years ended April 30, 2023 and 2022, the Company made payments of $0 and $3,000, respectively, to C&R Films for film production costs and reimbursement of various expenses. C&R paid expenses totaling $11,221 and $3,995 in the years ended April 30, 2023 and 2022, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $50,047 at April 30, 2023.

During the years ended April 30, 2023 and 2022, the Company made no payments to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $0 and $0 in the years ended April 30, 2023 and 2022, respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $14,394 at April 30, 2023.

During the years ended April 30, 2023 and 2022, Kevin Frawley, an affiliate, paid expenses totaling $4,823 and $5,150, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $26,063 at April 30, 2023.

During the years ended April 30, 2023 and 2022, the Company made payments of $51,860 and $0, respectively, to Mike Criscione, Director, for reimbursement of various expenses. During the years ended April 30, 2023 and 2022, Mr. Criscione paid expenses totaling $27,000 and $9,570, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Criscione of $11,490 at April 30, 2023.

Related party transactions have been disclosed in the other notes to these financial statements.

NOTE 5 – INCOME TAXES

As of April 30, 2023, the Company had net operating loss carryforwards of approximately $1,072,000, which expire in varying amounts between 2023 and 2039. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this (and other) potential future tax benefits has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforwards period are revised.

Deferred income tax assets of approximately $300,000 at April 30, 2023, was offset in full by a valuation allowance.

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

The approximate components of the Company's net deferred tax assets, including a valuation allowance, are as follows:

Deferred Tax Assets	As of April 30, 2023	As of April 30, 2022

Net deferred tax assets before valuation allowance	$300,000	$321,000
Less: Valuation allowance	(300,000)	(321,000)
Net deferred tax assets	$-	$-

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	As of April 30, 2023	As of April 30, 2022

Statutory federal income tax	(21.0%)	(21.0%)
Statutory state income tax, net of federal tax benefit	(7.0%)	(7.0%)
Change in valuation allowance on deferred tax assets	(28.0%)	(28.0%)

Components of Income Tax Expense	For the Years Ended,
	April 30, 2023	April 30, 2022

Federal U.S. Income Taxes
Current-	-	-
Deferred-	-	-

State Income Taxes
Current	$-	$-
Deferred-	-	-
Total Income Tax Expense	$-	$-

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

Motion Picture Residual Payments

The Company is obligated to pay motion picture residual payments of approximately 3.6% of gross licensing revenues collected by Mar Vista for residual earnings to the pension and health benefit plans on behalf of the actors that performed in the motion pictures. In the fiscal years ended April 30, 2023 and 2022, the Company made payments totaling $63,472 and $0, respectively, and has a balance owed of $0 at April 30, 2023.

NOTE 7 – SUBSEQUENT EVENTS

There were no events subsequent to April 30, 2023, and up to the date of this filing that would require disclosure.

Item 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (April 30, 2023), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO-2013”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our internal control over financial reporting was not effective as of the fiscal year ended April 30, 2023.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the year ended April 30, 2023 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Lamont Robert, President, Chief Executive Officer and Acting Chief Financial Officer

Lamont Roberts, 68, has been President, Chief Executive Officer and Director of Goliath since October, 2011. In 1997 he co-founded Millennium Personal and Business Management Corporation with Wilt Chamberlain, representing and managing a client base comprising actors, athletes, directors, musicians and writers. In the late 1990s, Mr. Roberts also began producing film and television projects. In 2003, he was hired as the Executive Director of Reel Image, Inc., a content funding corporation. As the head of Reel Image, Inc., he is working on distributing a documentary that he wrote and produced entitled “Chosen By God- the Great Black Pharaohs of the 25th Dynasty.” As an independent producer, Mr. Roberts produced the feature films “The Truth About Layla,” and “The Marina Murders.” He acted as an Associate Producer on the feature film “Seducing Spirits,” and was the executive in charge of production for the feature film “The Perfect Argument,” and the documentaries “Film Struggle,” and “Living with Cancer.” Mr. Roberts has a BSBA in Finance and an MA in Real Estate and Urban Economics from the University of Florida. He is a best-selling author and lives in Marina Del Rey, CA.

Mike Criscione, Director

Mike Criscione, 69, has been on the Board since May 1, 2014 and has been a highly successful business man and real estate developer. He brought this extensive experience to the film business in 1991, producing “LA Goddess”. From 2008 to the present Mr. Criscione has directed, financed and produced numerous commercials, music videos, several motion pictures, and documentaries. He is a graduate of Vision Bible College in Whittier, California where he earned his Bachelor degree.

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

Code of Ethics

Goliath Film and Media Holdings has not adopted a code of ethics which applies to the chief executive officer, chief operating officer and chief financial officer, because of our level of operations of the public entity in 2023.

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

Item 11.	EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Company's sole executive officer for the years ended April 30, 2023, 2022, and 2021.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Lamont Roberts, CEO and PRES.	2023 2022 2021	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Mike Criscione, DIRECTOR	2023 2022 2021	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

No amounts are paid or payable to directors for acting as such.

Employment Agreements with Executive Officers

We do have any employment agreements with our executive officers at this present time.

Director Compensation

Currently our directors serve without compensation.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information relating to the beneficial ownership of Company common stock as of August 14, 2023 by (i) each person known by Goliath Film and Media Holdings to be the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of Goliath Film and Media Holdings directors and executive officers, and (iii) the Percentage After Offering assumes the sale of all shares offered. Unless otherwise noted below, Goliath Film and Media Holdings believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to the shares. We had 138,964,917 shares outstanding as of August 14, 2023.

Name	Office	Number of Common Shares Owned		Percentage of Shares Owned

Lamont Roberts	Chief Executive Officer	15,000,000	(1)	10.8%
Mike Criscione	Director	45,166,000		32.5%
Kaila Criscione	previously, Chief Operating Officer	10,000,000	(2)	7.2%
Kevin Frawley	None	35,548,917	(1)	25.6%

Total officer/director/5% owners		105,714,917		76.1%

(1)	Mr. Frawley has granted to Lamont Roberts all rights to vote and direct the disposition of 20,000,000 shares held of record by Mr. Frawley.
(2)	Ms. Criscione resigned from the Company on May 1, 2014.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Advances from related party

The Company borrows funds from the Company’s affiliates for working capital purposes from time to time. The Company has recorded the principal balance due of $22,463 and $8,485 under Accounts payable - related party in the accompanying Balance Sheets at April 30, 2023 and 2022, respectively. The Company received advances of $13,978 (from C&R Films of $9,528 and Mike Criscione of $4,450) and $8,485 (from Lamont Roberts of $250, C&R Films of $4,235, and Mike Criscione of $4,000) and had no repayments for the years ended April 30, 2023 and 2022, respectively.

Other

During the years ended April 30, 2023 and 2022, the Company made no payments to Lamont Roberts, CEO and acting CFO of the Company, and Mr. Roberts incurred no expenses on behalf of the Company. The Company has a balance owed to Mr. Roberts of $250 at April 30, 2023.

During the years ended April 30, 2023 and 2022, the Company made payments of $0 and $3,000, respectively, to C&R Films for film production costs and reimbursement of various expenses. C&R paid expenses totaling $11,221 and $3,995 in the years ended April 30, 2023 and 2022, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $50,047 at April 30, 2023.

During the years ended April 30, 2023 and 2022, the Company made no payments to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $0 and $0 in the years ended April 30, 2023 and 2022, respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $14,394 at April 30, 2023.

During the years ended April 30, 2023 and 2022, Kevin Frawley, an affiliate, paid expenses totaling $4,823 and $5,150, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $26,063 at April 30, 2023.

During the years ended April 30, 2023 and 2022, the Company made payments of $51,860 and $0, respectively, to Mike Criscione, Director, for reimbursement of various expenses. During the years ended April 30, 2023 and 2022, Mr. Criscione paid expenses totaling $27,000 and $9,570, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Criscione of $11,490 at April 30, 2023.

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

Audit Fees

During the period covering the fiscal years ended April 30, 2023 and 2022, our principal accounting firm Sadler Gibb & Associates was paid $24,000 in 2023 and $19,500 in 2022 for audit and review work.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2023.

GOLIATH FILM AND MEDIA HOLDINGS

By:	/s/ Lamont Roberts
Lamont Roberts
Chief Executive Officer, President and acting
Chief Financial Officer

By:	/s/ Mike Criscione
Mike Criscione
Director

