Form 10-Q
period 2024-01-31
Goliath Film & Media Holdings
filed 2024-03-18
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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

There were 138,964,917 shares of common stock $0.001 par value, issued and outstanding as March 18, 2024.

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

The results for the periods ended January 31, 2024 are not necessarily indicative of the results of operations for the full year.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31	April 30,
	2024	2023
	(unaudited)
ASSETS
Current assets
Cash	$497	$9,214
Prepaid expenses	7,500	7,500
Total current assets	7,997	16,714

Total assets	$7,997	$16,714

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$14,438	$14,676
Accounts payable – related party	77,234	102,244
Total current liabilities	91,672	116,920

Total liabilities	91,672	116,920

Commitments and contingencies	—	—

Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at January 31, 2024 and April 30, 2023, respectively	—	—

Common stock, $0.001 par value, 300,000,000 shares authorized; 138,964,917 shares issued and outstanding, at January 31, 2024 and April 30, 2023, respectively	138,966	138,966
Additional paid in capital	451,500	451,500
Common stock to be issued	381,532	381,532
Accumulated deficit	(1,055,673)	(1,072,204)
Total stockholders’ deficit	(83,675)	(100,206)

Total liabilities and stockholders’ deficit	$7,997	$16,714

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Nine Months Ended		For the Three Months Ended
	January 31,		January 31,
	2024	2023	2024	2023

Film production revenues	$47,674	$-	$47,674	$-
Cost of sales	-	-	-	-
Gross profit	47,674	-	47,674	-

Operating expenses
General and administrative	31,143	32,757	9,562	7,297
Total operating expenses	31,143	32,757	9,562	7,297

Income (loss) from operations	16,531	(32,757)	38,112	(7,297)

Income (loss) before income tax	16,531	(32,757)	38,112	(7,297)

Provision for income taxes	-	-	-	-

Net income (loss)	$16,531	$(32,757)	$38,112	$(7,297)

Net income (loss) per share of common stock:
Basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average shares outstanding:
Basic and diluted	177,118,116	177,118,116	177,118,116	177,118,116

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Common Stock		Additional Paid in	Common Stock to be	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Deficit

Balances, November 1, 2023	138,964,917	$138,966	$451,500	$381,532	$(1,093,785)	$(121,787)
Net income, three months ended January 31, 2024	—	—	—	—	38,112	38,112
Balances, January 31, 2024	138,964,917	$138,966	$451,500	$381,532	$(1,055,673)	$(83,675)

Balances, May 1, 2023	138,964,917	$138,966	$451,500	$381,532	$(1,072,204)	$(100,206)
Net income, nine months ended January 31, 2024	—	—	—	—	16,531	16,531
Balances, January 31, 2024	138,964,917	$138,966	$451,500	$381,532	$(1,055,673)	$(83,675)

Balances, November 1, 2022	138,964,917	$138,966	$451,500	$381,532	$(1,174,233)	$(202,235)
Net loss, three months ended January 31, 2023	—	—	—	—	(7,297)	(7,297)
Balances, January 31, 2023	138,964,917	$138,966	$451,500	$381,532	$(1,181,530)	$(209,532)

Balances, May 1, 2022	138,964,917	$138,966	$451,500	$381,532	$(1,148,773)	$(176,775)
Net loss, nine months ended January 31, 2023	—	—	—	—	(32,757)	(32,757)
Balances, January 31, 2023	138,964,917	$138,966	$451,500	$381,532	$(1,181,530)	$(209,532)

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended,
	January 31, 2024	January 31, 2023

Cash flows from operating activities
Net income (loss)	$16,531	$(32,757)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Expenses paid on behalf of Company – related party	19,674	33,216
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(238)	(4,821)
Accounts payable – related party	(40,884)	-
Net cash used in operating activities	(4,917)	(4,362)

Cash flows from investing activities	—	—

Cash flows from financing activities
Advances from related party	11,150	4,250
Repayments of advances from related party	(14,950)	-
Net cash (used in) provided by financing activities	(3,800)	4,250

Net change in cash	(8,717)	(112)
Cash at beginning of period	9,214	198
Cash at end of period	$497	$86

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2024 AND 2023

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature, considered necessary for a fair presentation have been included. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2023 audited financial statements filed on Form 10K on August 14, 2023. The results of operations for the periods ended January 31, 2024 and 2023 are not necessarily indicative of the operating results for the full years.

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

Films Costs

The Company capitalizes production costs for films produced in accordance with ASC 926-20, “Entertainment-Films – Other Assets – Film Costs”. Accordingly, production costs are capitalized at actual cost and then charged against revenue quarterly as a cost of production based on the relative fair value of the film(s) delivered and recognized as revenue. The Company evaluates its capitalized production costs annually and limits recorded amounts by its ability to recover such costs through expected future sales. As of January 31, 2024, the Company had no production costs.

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

For the three and nine months ended January 31, 2024 and 2023, we had revenues of $47,674 and $47,674, and $0 and $0, respectively.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the three and nine months ended January 31, 2024 and 2023 as the Company is not currently promoting its films.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the three and nine months ended January 31, 2024 and 2023.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at January 31, 2024, assets and liabilities approximate fair value due to their short term nature.

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

The total number of potential additional dilutive securities outstanding for the three and nine months ended January 31, 2024 and 2023 was none.

Concentrations, Risks, and Uncertainties

The Company’s working capital financing has entirely come from related parties and revenue received and recognized during the three and nine months ended January 31, 2024 and 2023.

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

NOTE 2 – COMMON STOCK

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at January 31, 2024 and April 30, 2023.

The Company has authorized 300,000,000 shares of par value $0.001 common stock, of which 138,964,917 and 138,964,917 shares are outstanding at January 31, 2024 and April 30, 2023, respectively. No shares of common stock have been issued during the three and nine months ended January 31, 2024.

As of January 31, 2024, the Company has not issued an aggregate 38,153,269 common shares to three shareholders (a total of 32,153,269 to related parties and 6,000,000 to a third party). These shares are reflected the weighted-average shares outstanding but are not included in the 138,964,917 shares outstanding at January 31, 2024 and April 30, 2023, respectively.

NOTE 3 – GOING CONCERN

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Advances from related party

The Company borrows funds from the Company’s affiliates for working capital purposes from time to time. The Company has recorded the principal balance due of $9,635 and $13,435 under accounts payable – related party in the accompanying Balance Sheets at January 31, 2024 and April 30, 2023, respectively. For the three and nine months ended January 31, 2024, respectively, the Company received advances of $4,000 and $6,500 from Mike Criscione, $0 and $4,500 from Kevin Frawley, and $150 and $150 from C&R Films, and for the three and nine months ended January 31, 2023, respectively, the Company received advances of $0 and $3,750 from Mike Criscione and $0 and $500 from C&R Films. The Company made repayments to Mike Criscione of $14,950 and $14,950 for the three and nine months ended January 31, 2024 and 2023, respectively.

Other

During the three and nine months ended January 31, 2024 and 2023, the Company received no advances and made no payments to Lamont Roberts, CEO and acting CFO of the Company, and Mr. Roberts incurred no expenses on behalf of the Company. The Company has a balance owed to Mr. Roberts of $250 at January 31, 2024.

During the three and nine months ended January 31, 2024 and 2023, the Company received no advances and made payments of $15,531 and $23,541 to C&R Films for film production costs and reimbursement of various expenses. C&R Films paid expenses totaling $0 and $0, and $796 and $1,393 in the three and nine months ended January 31, 2024 and 2023, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Robert, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $26,656 at January 31, 2024.

During the three and nine months ended January 31, 2024 and 2023, the Company received no advances and made no payments to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $0 and $0, $0 and $0 in the three and nine months ended January 31, 2024 and 2023, respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Robert, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $14,394 at January 31, 2024.

During the three and nine months ended January 31, 2024 and 2023, the Company received advances of $0 and $4,500, and $0 and $0, and made no payments to Kevin Frawley, an affiliate, for reimbursement of various expenses. During the three and nine months ended January 31, 2024 and 2023, Kevin Frawley paid expenses totaling $1,509 and $5,372, $2,595 and $4,823 respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $35,935 at January 31, 2024.

During the three and nine months ended January 31, 2024 and 2023, the Company received advances of $4,000 and $6,500, and $0 and $3,750, and made payments of $32,293 and $32,293, and $0 and $0 to Mike Criscione, Director, for reimbursement of various expenses. During the three and nine months ended January 31, 2024 and 2023, Mr. Criscione paid expenses totaling $4,120 and $14,303, $6,000 and $27,000, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Criscione of $0 at January 31, 2024.

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

Motion Picture Residual Payments

The Company is obligated to pay motion picture residual payments of 3.6% of gross licensing revenues collected by Mar Vista for residual earnings to the pension and health benefit plans on behalf of the actors that performed in the motion pictures. During the three and nine months ended January 31, 2024, the Company had no motion picture residual payment obligations and has a balance owed of $0 as of January 31, 2024.

NOTE 6 – SUBSEQUENT EVENTS

There were no events subsequent to January 31, 2024, and up to the date of this filing that would require disclosure.

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

Production Agreements.

On March 4, 2016, we signed a distribution agreement with Mar Vista Entertainment, LLC (“Mar Vista”) to distribute a feature length motion picture currently completed. Per the agreement, we received $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Bridal Bootcamp” a romantic comedy movie produced by Goliath for delivery to Mar Vista for distribution. Additionally, Mar Vista will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of October 31, 2016, the Company has received $125,000 of the advance payments. Bridal Boot Camp was completed in October 2016 resulting in the recognition of the advance payments as revenue of $125,000 in October 2016. Mar Vista is distributing this film. The Company had revenue of $19,382 and $19,382 and $0 and $0, for the three and nine months ended January 31, 2024 and 2023, respectively.

On September 18, 2015, we signed a distribution agreement with Mar Vista to distribute a feature length motion picture currently completed. Per the agreement, we received $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Merry Exes” retitled “Girlfriends of Christmas Past” a Christmas holiday movie produced by Goliath and delivered to Mar Vista. For distribution. Additionally, Mar Vista will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of October 31, 2016, we have received $125,000 of the advance payments. “Merry Exes” “Girlfriends of Christmas Past was completed June 6, 2016 resulting in the recognition of the advance payments as revenue of $125,000 in June 2016. Mar Vista distributed this movie to UPTV. The Company had revenue of $28,292 and $28,292, and $0 and $0, for the three and nine months ended January 31, 2024 and 2023, respectively.

On May 20, 2015, we signed a distribution agreement with Mar Vista to distribute a feature length motion picture currently completed by us and being licensed by Mar Vista. Per the agreement, we received $175,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Terror Birds” a science fiction movie produced by Goliath and delivered to Mar Vista. For distribution. Additionally, Mar Vista will receive 30% of the gross proceeds for a period of 25 years on the film. As of April 30, 2016, the Company had received $175,000 of the advance payments. Terror Birds was completed December 14, 2015 resulting in the recognition of the advance payments as revenue of $175,000 in February 2016. Mar Vista is continuing to distribute this film. The Company had no revenue for the three and nine months ended January 31, 2024 and 2023, respectively

Questions and Answers

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

Plan of Operations

We had net income (loss) of $38,112 and $16,531, and $(7,297) and $(32,757) for the three and nine months ended January 31, 2024 and 2023, respectively, and historical losses totaling $1,055,673 as of January 31, 2024. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plan to continue as a going concern revolves around its ability to execute its business strategy of digital content, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

Results of Operations

Three Months Ended January 31, 2024 Compared to Three Months Ended January 31, 2023

Film Production Revenue

During the three months ended January 31, 2024 and 2023, we had revenues of $47,674 and $0, respectively.

Cost of Sales

During the three months ended January 31, 2024 and 2023, we had no cost of sales as revenues are based on residuals which have no costs.

Operating expenses

Operating expenses increased by $2,265, or 31.0%, to $9,562 in the three months ended January 31, 2024 from $7,297 in the three months ended January 31, 2023 primarily due to an increase in consulting services of $1,000, professional fees of $1,439, and $25 of other operating expenses, offset primarily by decreases in rent of $199.

Operating expenses for the three months ended January 31, 2024 were comprised primarily of consulting services of $4,000, professional fees of $5,477, and $85 of other operating expenses.

Operating expenses for the three months ended January 31, 2023 were comprised primarily of professional fees of $4,038, consulting costs of $3,000, rent of $199, and $60 of other operating expenses.

Net income (loss) before income taxes

Net income (loss) before income taxes for the three months ended January 31, 2024 and 2023 are primarily due to revenues of $47,674 and $0, respectively, and consulting services and professional fees as described above.

Nine Months Ended January 31, 2024 Compared to Nine Months Ended January 31, 2023

Film Production Revenue

During the nine months ended January 31, 2024 and 2023, we had revenues of $47,674 and $0, respectively.

Cost of Sales

During the nine months ended January 31, 2024 and 2023, we had no cost of sales as revenues are based on residuals which have no costs.

Operating expenses

Operating expenses decreased by $1,614, or 4.9%, to $31,143 in the nine months ended January 31, 2024 from $32,757 in the nine months ended January 31, 2023 primarily due to decreases in professional fees of $5,116, rent of $1,393, and $105 of other operating expenses, offset partially by an increase in consulting services of $5,000.

Operating expenses for the nine months ended January 31, 2024 were comprised primarily of consulting services of $11,000, professional fees of $19,992, and $151 of other operating expenses.

Operating expenses for the nine months ended January 31, 2023 were comprised primarily of professional fees of $25,108, office rent of $1,393, consulting services of $6,000, and $256 of other operating expenses.

Net income (loss) before income taxes

Net income (loss) before income taxes for the nine months ended January 31, 2024 and 2023 are primarily due to revenues of $47,674 and $0, respectively, and consulting services and professional fees as described above.

Assets and Liabilities

Total assets were $7,997 as of January 31, 2024 compared to $16,714 as of April 30, 2023, or a decrease of $8,717, primarily the result of a decrease in cash of $8,717. Total liabilities were $91,672 as of January 31, 2024 compared to $116,920 as of April 30, 2023, or a decrease of $25,248, primarily the result of a decrease in accounts payable – related party of $25,010 and a decrease in accounts payable and accrued expenses of $238.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of $8,717 in the nine months ended January 31, 2024 resulting from cash used in operating activities of $4,917 and cash used in financing activities of $3,800.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Nine Months Ended January 31,
	2023	2023

Cash at beginning of period	$9,214	$198
Net cash used in operating activities	(4,917)	(4,362)
Net cash used in investing activities	—	—
Net cash used in financing activities	(3,800)	4,250
Cash at end of period	$497	$86

Net cash used in operating activities was $4,917 for the nine months ended January 31, 2024 compared to net cash used in operations for the nine months ended January 31, 2023 of $4,362. Cash used in operations for the nine months ended January 31, 2024 consisted of net income of $16,531, expenses paid on behalf of Company – related party of $19,674 and the change in accounts payable -related party of $40,884 and accounts payable and accrued expenses of $238. Cash used in operations for the nine months ended January 31, 2023 consisted of a net loss of $32,757 and the change in accounts payable and accrued expenses of $4,821, offset partially by expenses paid on behalf of Company – related party of $33,216.

Net cash provided by investing activities was $0 for the nine months ended January 31, 2024 and 2023.

Net cash used in financing activities was $3,800 for the nine months ended January 31, 2024 consisting of repayments of advances from related parties of $14,950, offset partially by advances from related parties of $11,150. Net cash provided by financing activities was $4,250 for the nine months ended January 31, 2023 consisting of advances from a related party.

Our cash needs for the year ending April 30, 2025 are estimated to be $200,000. This budget is based on the assumption that we will carry out one project at a time for which we will need about $50,000 in working capital; general and administrative expenses of $150,000 for the costs related to being public, and miscellaneous office expenses. We sold no shares during the three and nine months ended January 31, 2024 and 2023. As we move forward with our business plan, we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2025 fiscal year.

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

Equity Financing

During the nine months ended January 31, 2024 and 2023, the Company did not enter into any private placement memorandums.

During the nine months ended January 31, 2024 and 2023, the Company has not issued a total of 38,153,269 common shares (6,000,000 common shares due to a third party and 32,153,269 common shares due to related party affiliates). These shares are reflected the weighted-average shares outstanding but are not included in the 138,964,917 shares outstanding at January 31, 2024 and April 30, 2023, respectively.

Advances from related party

The Company borrows funds from the Company’s affiliates for working capital purposes from time to time. The Company has recorded the principal balance due of $9,635 and $13,435 under accounts payable - related party in the accompanying Balance Sheets at January 31, 2024 and April 30, 2023, respectively. For the three and nine months ended January 31, 2024, respectively, the Company received advances of $4,000 and $6,500 from Mike Criscione, $0 and $4,500 from Kevin Frawley, and $150 and $150 from C&R Films, and for the three and nine months ended January 31, 2023, respectively, the Company received advances of $0 and $3,750 from Mike Criscione and $0 and $500 from C&R Films. The Company made repayments to Mike Criscione of $14,950 and $14,950 for the three and nine months ended January 31, 2024 and 2023, respectively.

Other

During the three and nine months ended January 31, 2024 and 2023, the Company received no advances and made no payments to Lamont Roberts, CEO and acting CFO of the Company, and Mr. Roberts incurred no expenses on behalf of the Company. The Company has a balance owed to Mr. Roberts of $250 at January 31, 2024.

During the three and nine months ended January 31, 2024 and 2023, the Company received no advances and made payments of $15,531 and $23,541 to C&R Films for film production costs and reimbursement of various expenses. C&R Films paid expenses totaling $0 and $0, and $796 and $1,393 in the three and nine months ended January 31, 2024 and 2023, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Robert, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $26,656 at January 31, 2024.

During the three and nine months ended January 31, 2024 and 2023, the Company received no advances and made no payments to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $0 and $0, $0 and $0 in the three and nine months ended January 31, 2024 and 2023, respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Robert, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $14,394 at January 31, 2024.

During the three and nine months ended January 31, 2024 and 2023, the Company received advances of $0 and $4,500, and $0 and $0, and made no payments to Kevin Frawley, an affiliate, for reimbursement of various expenses. During the three and nine months ended January 31, 2024 and 2023, Kevin Frawley paid expenses totaling $1,509 and $5,372, $2,595 and $4,823 respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $35,935 at January 31, 2024.

During the three and nine months ended January 31, 2024 and 2023, the Company received advances of $4,000 and $6,500, and $0 and $3,750, and made payments of $32,293 and $32,293, and $0 and $0 to Mike Criscione, Director, for reimbursement of various expenses. During the three and nine months ended January 31, 2024 and 2023, Mr. Criscione paid expenses totaling $4,120 and $14,303, $6,000 and $27,000, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Criscione of $0 at January 31, 2024.

Motion Picture Residual Payments

The Company is obligated to pay motion picture residual payments of 3.6% of gross licensing revenues collected by Mar Vista for residual earnings to the pension and health benefit plans on behalf of the actors that performed in the motion pictures. During the three and nine months ended January 31, 2024, the Company had no motion picture residual payment obligations and has a balance owed of $0 as of January 31, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (January 31, 2024), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2024 that have materially affected or are reasonably likely to materially affect our internal controls.

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

GOLIATH FILM AND MEDIA HOLDINGS

Dated: March 18, 2024	By:	/s/ Lamont Roberts
Lamont Roberts
CEO, Director and acting Chief Financial Officer

Dated: March 18, 2024		/s/ Mike Criscione
Mike Criscione
Director

