Form 10-K
period 2024-04-30
Goliath Film & Media Holdings
filed 2024-08-13
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2024

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from________ to________

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 2023 was $166,250 based on 33,250,000 shares being owned by non-affiliates. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

There were 138,964,917 shares of common stock $0.001 par value, issued and outstanding as August 13, 2024.

DOCUMENTS INCORPORATED BY REFERENCE – NONE

GOLIATH FILM AND MEDIA HOLDINGS.

2024 ANNUAL REPORT ON FORM 10-K

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “seeks,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Such statements may include, but are not limited to, information related to: anticipated operating results; licensing arrangements; relationships with our customers; consumer demand; financial resources and condition; changes in revenues; changes in profitability; changes in accounting treatment; cost of sales; selling, general and administrative expenses; interest expense; the ability to secure materials and subcontractors; the ability to produce the liquidity or enter into agreements to acquire the capital necessary to continue our operations and take advantage of opportunities; legal proceedings and claims.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference and filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” is of Goliath Film and Media Holdings.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“GFMH” refers to Goliath Film and Media Holdings, a Nevada corporation;
●	“Commission” refers to the Securities and Exchange Commission;
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

PART I

Item 1.	BUSINESS

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

Production Agreements.

On March 4, 2016, we signed a distribution agreement with Mar Vista Entertainment, LLC (“Mar Vista”) to distribute a feature length motion picture currently completed. Per the agreement, we received $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Bridal Bootcamp” a romantic comedy movie produced by Goliath for delivery to Mar Vista for distribution. Additionally, Mar Vista will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of October 31, 2016, the Company has received $125,000 of the advance payments. Bridal Boot Camp was completed in October 2016 resulting in the recognition of the advance payments as revenue of $125,000 in October 2016. Mar Vista is distributing this film. The Company had revenue $19,382 and $48,207 for the fiscal years ended April 30, 2024 and 2023, respectively.

On September 18, 2015, we signed a distribution agreement with Mar Vista to distribute a feature length motion picture currently completed. Per the agreement, we received $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Merry Exes” retitled “Girlfriends of Christmas Past” a Christmas holiday movie produced by Goliath and delivered to Mar Vista. for distribution. Additionally, Mar Vista will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of October 31, 2016, we have received $125,000 of the advance payments. “Merry Exes” “Girlfriends of Christmas Past was completed June 6, 2016 resulting in the recognition of the advance payments as revenue of $125,000 in June 2016. Mar Vista distributed this movie to UPTV. For the years ended April 30, 2024 and 2023, we had revenues of $28,292 and $73,375, respectively.

On May 20, 2015, we signed a distribution agreement with Mar Vista to distribute a feature length motion picture currently completed by us and being licensed by Mar Vista. Per the agreement, we received $175,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Terror Birds” a science fiction movie produced by Goliath and delivered to Mar Vista. for distribution. Additionally, Mar Vista will receive 30% of the gross proceeds for a period of 25 years on the film. As of April 30, 2016, the Company had received $175,000 of the advance payments. Terror Birds was completed December 14, 2015 resulting in the recognition of the advance payments as revenue of $175,000 in February 2016. Mar Vista is continuing to distribute this film. The Company had no revenue for the years months ended April 30, 2024 and 2023, respectively.

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

As of August 13, 2024, there were 89 record holders of our common stock.

(c)	Dividends

We have not paid any dividends on our common stock. We currently intend to retain any earnings for use in our business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d)	Equity Compensation Plans

There are no Equity Compensation Plans in place as of April 30, 2024.

(e)	Performance Graphic. We are not required to provide a performance graph since it is a “smaller reporting company” as defined in Regulation S-K Rule 10(f).

Company issuances of common stock during the years ended April 30, 2024 and 2023.

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

For the year ended April 30, 2024 we had revenues of $47,674 compared to $121,582 for the year ended April 30, 2023. Revenues in fiscal year 2024 were due to distribution fees paid to us by Mar Vista related to the motion pictures “Merry Ex’s” of $28,292 and “Bridal Boot Camp” of $19,382. Revenues in fiscal year 2023 were due to distribution fees paid to us by Mar Vista related to the motion pictures “Merry Ex’s” of $73,375 and “Bridal Boot Camp” of $48,207.

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

Films Costs

The Company capitalizes production costs for films produced in accordance with ASC 926-20, “Entertainment-Films - Other Assets - Film Costs”. Accordingly, production costs are capitalized at actual cost and then charged against revenue quarterly as a cost of production based on the relative fair value of the film(s) delivered and recognized as revenue. The Company evaluates its capitalized production costs annually and limits recorded amounts by its ability to recover such costs through expected future sales. As of April 30, 2024 and 2023, the Company had no production costs.

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

Stock-Based Compensation

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at April 30, 2024 and 2023. Assets and liabilities approximate fair value due to their short-term nature.

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

The total number of potential additional dilutive securities outstanding for the years ended April 30, 2024 and 2023 was none.

Concentrations, Risks, and Uncertainties

The Company’s working capital financing has entirely come from related parties and revenue received and recognized during the fiscal years ended April 30, 2024 and 2023.

The Company has one customer, Mar Vista, that accounted for all of the Company’s gross sales during 2024 and 2023. The Company had no customers constituting greater than 10% of the Company’s revenue in 2024 and 2023.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

Plan of Operations

The Company had a net loss of $396 and net income of $76,569 for the years ended April 30, 2024 and 2023, respectively, and historical losses totaling $1,072,600. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plan to continue as a going concern revolves around its ability to execute its business strategy of distributing digital content, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

Results of Operations

Fiscal Year Ended April 30, 2024 Compared to Fiscal Year Ended April 30, 2023

Film Production Revenue

For the year ended April 30, 2024 we had revenues of $47,674 compared to $121,582 for the year ended April 30, 2023. Revenues in fiscal year 2024 were due to distribution fees paid to us by Mar Vista related to the motion pictures “Merry Ex’s” of $28,292 and “Bridal Boot Camp” of $19,382. Revenues in fiscal year 2023 were due to distribution fees paid to us by Mar Vista related to the motion pictures “Merry Ex’s” of $72,375 and “Bridal Boot Camp” of $48,207.

Cost of Sales

For the fiscal years ended April 30, 2024 and 2023, we had no cost of sales as revenues are based on distributions and costs are borne by the distributor.

Operating expenses

Operating expenses increased by $3,057, or 6.8%, to $48,070 in the year ended April 30, 2024 from $45,013 in the year ended April 30, 2023 primarily due to increases in consulting costs of $4,000 and write off of prepaid expenses of $7,500, offset primarily by rent of $1,393, professional fees of $5,794, and $1,256 of other operating expenses.

Operating expenses for the year ended April 30, 2024 were comprised primarily professional fees of $25,359, consulting costs of $15,000, write off of prepaid expenses of $7,500, and $211 of other operating expenses.

Operating expenses for the year ended April 30, 2023 were comprised primarily of office rent of $1,393, professional fees of $31,153, consulting costs of $11,000, and $1,467 of other operating expenses.

(Loss) income before income taxes

Net loss before income taxes for the year ended April 30, 2024 totaling $396 is primarily due to revenue of $47,674 offset partially by consulting services costs, professional fees, write off of prepaid expenses, and rent compared to net income for the year ended April 30, 2023 totaling $76,569 is primarily due to revenue of $121,582, offset partially by consulting services costs, professional fees, and rent.

Assets and Liabilities

Total assets were $437 as of April 30, 2024 compared to $16,714 as of April 30, 2023, or a decrease of $16,277, which is primarily the result of decreases in cash of $8,777 and the write off of prepaid expenses of $7,500. Total liabilities as of April 30, 2024 were $101,039 compared to $116,920 as of April 30, 2023, or a decrease of $15,881. The decrease was primarily the result of a decrease in accounts payable – related party of $15,890.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of $8,777 in the year ended April 30, 2024 resulting from used in by operating activities of $4,977 and cash used in financing activities of $3,800.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Year Ended April 30,
	2024	2023

Cash at beginning of period	$9,214	$198
Net cash used in operating activities	(4,977)	(4,962)
Net cash used in investing activities	-	-
Net cash provided by financing activities	(3,800)	13,978
Cash at end of period	$437	$9,214

Net cash used in operations was $4,977 for the year ended April 30, 2024 compared to net cash used in operations for the year ended April 30, 2023 of $4,962 primarily due to a net loss of $396 for the year ended April 30, 2024 and expenses paid on behalf of Company – related party of $28,794 and write off of prepaid expenses of $7,500, offset primarily by changes in accounts payable and accrued expenses of $9 and accounts payable – related party of $40,884.

Net cash used in operations was $4,962 for the year ended April 30, 2023 primarily due to net income of $76,569 for the year ended April 30, 2023 and expenses paid on behalf of Company – related party of $34,016, offset primarily by changes in prepaid expenses of $7,201, accounts payable and accrued expenses of $56,486 and accounts payable – related party of $51,860.

Net cash used in investing activities was $0 and $0 for the years ended April 30, 2024 and 2023, respectively.

Net cash used in financing activities was $3,800 for the year ended April 30, 2024 primarily due to advances from related party of $11,150, offset primarily by repayment of advances from related party of $14,950. Net cash provided by financing activities was $13,978 for the year ended April 30, 2023 primarily due to advances from related party of $13,978.

Our cash needs in the year ended April 30, 2025 are estimated to be $200,000. This budget is based on the assumption that we will carry out one project at a time for which we will need about $50,000 in working capital; general and administrative expenses of $150,000 for the costs related to being public, and miscellaneous office expenses. We sold no shares of common stock in fiscal years 2024 and 2023. As we move forward with our business plan, we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2025 fiscal year.

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

Equity Financing

During the years ended April 30, 2024 and 2023, the Company did not enter into any private placement memorandums.

During fiscal years 2024 and 2023, the Company has not issued a total of 38,153,269 common shares (6,000,000 common shares due to a third party and 32,153,269 common shares due to related party affiliates). These shares are reflected in the Company’s consolidated financial statements but they are not included in the Company’s outstanding shares balance of 138,964,917.

Advances from related party

The Company borrows funds from the Company’s affiliates for working capital purposes from time to time. The Company has recorded the principal balance due of $18,663 and $22,463 under Accounts payable - related party in the accompanying Balance Sheets at April 30, 2024 and 2023, respectively. The Company received advances of $11,150 (from C&R Films of $150, Kevin Frawley of $4,500, and Mike Criscione of $6,500) and $13,978 (from C&R Films of $9,528, and Mike Criscione of $4,450) and made repayments to Mike Criscione of $14,950 and $0 for the years ended April 30, 2024 and 2023, respectively.

Other

During the years ended April 30, 2024 and 2023, the Company made no payments to Lamont Roberts, CEO and acting CFO of the Company, and Mr. Roberts incurred no expenses on behalf of the Company. The Company has a balance owed to Mr. Roberts of $250 at April 30, 2023.

During the years ended April 30, 2024 and 2023, the Company made payments of $23,541 and $0, respectively, to C&R Films for film production costs and reimbursement of various expenses. C&R paid expenses totaling $0 and $11,221 in the years ended April 30, 2024 and 2023, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $26,656 as of April 30, 2024.

During the years ended April 30, 2024 and 2023, the Company received no advances and made no payments to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $0 and $0 in the years ended April 30, 2024 and 2023, respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $14,394 at April 30, 2023.

During the years ended April 30, 2024 and 2023, the Company received advances of $4,500 and $0, respectively, and made no payments to Kevin Frawley, an affiliate, for reimbursement of various expenses. During the years ended April 30, 2024 and 2023, Kevin Frawley paid expenses totaling $10,492 and $4,823, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $41,055 at April 30, 2024.

During the years ended April 30, 2024 and 2023, the Company the Company received advances of $6,500 and $0, respectively, and made payments of $32,293 and $0, respectively, to Mike Criscione, Director, for reimbursement of various expenses. During the years ended April 30, 2024 and 2023, Mr. Criscione paid expenses totaling $18,303 and $27,000, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Criscione of $4,000 at April 30, 2024.

Motion Picture Residual Payments

The Company is obligated to pay motion picture residual payments of approximately 3.6% of gross licensing revenues collected by Mar Vista for residual earnings to the pension and health benefit plans on behalf of the actors that performed in the motion pictures. In the fiscal years ended April 30, 2024 and 2023, the Company made payments totaling $0 and $63,472, respectively, and has a balance owed of $0 at April 30, 2023.

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

YEARS ENDED APRIL 30, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Goliath Film & Media Holdings:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Goliath Film & Media Holdings (“the Company”) as of April 30, 2024 and 2023, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended April 30, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Draper, UT

August 13, 2024

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED BALANCE SHEETS

	APRIL 30,
	2024	2023
ASSETS
Current assets
Cash	$437	$9,214
Prepaid expenses	-	7,500
Total current assets	437	16,714

Total assets	$437	$16,714

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$14,685	$14,676
Accounts payable – related party	86,354	102,244
Total current liabilities	101,039	116,920

Total liabilities	101,039	116,920

Commitments and contingencies	—	—

Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at April 30, 2024 and 2023, respectively	—	—

Common stock, $0.001 par value, 199,000,000 shares authorized; 138,964,917 shares issued and outstanding at April 30, 2024 and 2023, respectively	138,966	138,966
Additional paid in capital	451,500	451,500
Common stock to be issued	381,532	381,532
Accumulated deficit	(1,072,600)	(1,072,204)
Total stockholders’ deficit	(100,602)	(100,206)

Total liabilities and stockholders’ deficit	$437	$16,714

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENTS OF OPERATIONS

	2024	2023

Film production revenues	$47,674	$121,582
Cost of sales	—	—
Gross profit	47,674	121,582

Operating expenses
General and administrative	48,070	45,013
Total operating expenses	48,070	45,013

(Loss) income from operations	(396)	76,569

(Loss) income before income taxes	(396)	76,569

Provision for income taxes	—	—

Net (loss) income	$(396)	$76,569

Net (loss) income per share of common stock:
Basic and diluted	$(0.00)	$0.00

Weighted average shares Outstanding:
Basic	177,118,186	177,118,186
Diluted	177,118,186	177,118,186

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Common Stock	Accumulated	Total Stockholders’
	Shares	Amount	Paid in Capital	to be Issued	Deficit	Deficit

Balances, April 30, 2022	138,964,917	$138,966	$451,500	$381,532	$(1,148,773)	$(176,775)

Net income, year ended April 30, 2023	—	—	—	—	76,569	76,569
Balances, April 30, 2023	138,964,917	138,966	451,500	381,532	(1,072,204)	(100,206)

Net loss, year ended April 30, 2024	—	—	—	—	(396)	(396)
Balances, April 30, 2024	138,964,917	$138,966	$451,500	$381,532	$(1,072,600)	$(100,602)

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended April 30,
	2024	2023

Cash flows from operating activities
Net (loss) income	$(396)	$76,569
Adjustments to reconcile net (loss) income to net cash used in operating activities
Expenses paid on behalf of company – related party	28,794	34,016
Write off of prepaid expenses	7,500
Changes in operating assets and liabilities:
Prepaid expenses	-	(7,201)
Accounts payable – related party	(40,884)	(51,860)
Accounts payable and accrued expenses	9	(56,486)
Net cash used in operating activities	(4,977)	(4,962)

Cash flows from investing activities
None	—	—
Net cash provided by investing activities	—	—

Cash flows from financing activities
Advances from related party	11,150	13,978
Repayment of advances from related party	(14,950)	-
Net cash (used in) provided by financing activities	(3,800)	13,978

Net change in cash	(8,777)	9,016
Cash at beginning of period	9,214	198
Cash at end of period	$437	$9,214

Supplemental Disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	—	—

Supplemental Disclosure of cash flow Information:
None	$—	$—

See accompanying notes to consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2024 AND 2023

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Films Costs

The Company capitalizes production costs for films produced in accordance with ASC 926-20, “Entertainment-Films - Other Assets - Film Costs”. Accordingly, production costs are capitalized at actual cost and then charged against revenue quarterly as a cost of production based on the relative fair value of the film(s) delivered and recognized as revenue. The Company evaluates its capitalized production costs annually and limits recorded amounts by its ability to recover such costs through expected future sales. As of April 30, 2024 and 2023, the Company had no production costs.

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

For the year ended April 30, 2024 we had revenues of $47,674 compared to $121,582 for the year ended April 30, 2023. Revenues in fiscal year 2024 were due to distribution fees paid to us by Mar Vista related to the motion pictures “Merry Ex’s” of $28,292 and “Bridal Boot Camp” of $19,382. Revenues in fiscal year 2023 were due to distribution fees paid to us by Mar Vista related to the motion pictures “Merry Ex’s” of $73,375 and “Bridal Boot Camp” of $48,207.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the years ended April 30, 2024 and 2023 as the company is not currently promoting its films.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the years ended April 30, 2024 and 2023.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at April 30, 2024. Assets and liabilities approximate fair value due to their short-term nature.

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

The total number of potential additional dilutive securities outstanding for the years ended April 30, 2024 and 2023 was none.

Concentrations, Risks, and Uncertainties

The Company’s working capital financing has entirely come from related parties and revenue received and recognized during the fiscal years ended April 30, 2024 and 2023.

The Company has one customer, Mar Vista, that accounted for all of the Company’s gross sales during 2024 and 2023.

Stock-Based Compensation

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

NOTE 2 – COMMON STOCK

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at April 30, 2024 and 2023.

The Company has authorized 199,000,000 shares of par value $0.001 common stock, of which 138,964,917 and 138,964,917 shares are outstanding at April 30, 2024 and 2023, respectively. No shares of common stock have been issued during the years ended April 30, 2024 and 2023.

As of April 30, 2024, the Company has not issued an aggregate 38,153,269 common shares to three shareholders (a total of 32,153,269 to related parties and 6,000,000 to a third party). These shares are reflected in the Company’s consolidated financial statements but they are not included in the Company’s outstanding shares balance of 138,964,917.

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

Historically, the Company has relied upon internally generated funds and funds from the sale of shares of stock and related party loans to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon its and its shareholders.

In the past year, the Company funded operations by using cash proceeds received through loans from related parties. For the coming year, the Company plans to continue to fund the Company through debt and securities sales and issuances, focus on a possible joint venture or merger until the company generates revenues through the operations of such merged company or joint venture as stated above.

NOTE 4 - RELATED PARTY TRANSACTIONS

Advances from related party

The Company borrows funds from the Company’s affiliates for working capital purposes from time to time. The Company has recorded the principal balance due of $18,663 and $22,463 under Accounts payable - related party in the accompanying Balance Sheets at April 30, 2024 and 2023, respectively. The Company received advances of $11,150 (from C&R Films of $150, Kevin Frawley of $4,500, and Mike Criscione of $6,500) and $13,978 (from C&R Films of $9,528, and Mike Criscione of $4,450) and made repayments to Mike Criscione of $14,950 and $0 for the years ended April 30, 2024 and 2023, respectively.

Other

During the years ended April 30, 2024 and 2023, the Company made no payments to Lamont Roberts, CEO and acting CFO of the Company, and Mr. Roberts incurred no expenses on behalf of the Company. The Company has a balance owed to Mr. Roberts of $250 at April 30, 2023.

During the years ended April 30, 2024 and 2023, the Company made payments of $23,541 and $0, respectively, to C&R Films for film production costs and reimbursement of various expenses. C&R paid expenses totaling $0 and $11,221 in the years ended April 30, 2024 and 2023, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $26,656 as of April 30, 2024.

During the years ended April 30, 2024 and 2023, the Company received no advances and made no payments to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $0 and $0 in the years ended April 30, 2024 and 2023, respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $14,394 at April 30, 2023.

During the years ended April 30, 2024 and 2023, the Company received advances of $4,500 and $0, respectively, and made no payments to Kevin Frawley, an affiliate, for reimbursement of various expenses. During the years ended April 30, 2024 and 2023, Kevin Frawley paid expenses totaling $10,492 and $4,823, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $41,055 at April 30, 2024.

During the years ended April 30, 2024 and 2023, the Company the Company received advances of $6,500 and $4,450, respectively, and made payments of $32,293 and $0, respectively, to Mike Criscione, Director, for reimbursement of various expenses. During the years ended April 30, 2024 and 2023, Mr. Criscione paid expenses totaling $18,303 and $27,000, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Criscione of $4,000 at April 30, 2024.

Related party transactions have been disclosed in the other notes to these financial statements.

NOTE 5 – INCOME TAXES

As of April 30, 2024, the Company had net operating loss carryforwards of approximately $1,072,000, which expire in varying amounts between 2025 and 2041. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this (and other) potential future tax benefits has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforwards period are revised.

Deferred income tax assets of approximately $300,000 at April 30, 2024, was offset in full by a valuation allowance.

The approximate components of the Company’s net deferred tax assets, including a valuation allowance, are as follows:

Deferred Tax Assets	As of April 30, 2024	As of April 30, 2023

Net deferred tax assets before valuation allowance	$300,000	$300,000
Less: Valuation allowance	(300,000)	(300,000)
Net deferred tax assets	$-	$-

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	As of April 30, 2024	As of April 30, 2023

Statutory federal income tax	(21.0%)	(21.0%)
Statutory state income tax, net of federal tax benefit	(7.0%)	(7.0%)
Change in valuation allowance on deferred tax assets	(28.0%)	(28.0%)

Components of Income Tax Expense	For the Years Ended,
	April 30, 2024	April 30, 2023

Federal U.S. Income Taxes
Current-	-	-
Deferred-	-	-

State Income Taxes
Current	$-	$-
Deferred-	-	-
Total Income Tax Expense	$-	$-

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

Motion Picture Residual Payments

The Company is obligated to pay motion picture residual payments of approximately 3.6% of gross licensing revenues collected by Mar Vista for residual earnings to the pension and health benefit plans on behalf of the actors that performed in the motion pictures. In the fiscal years ended April 30, 2024 and 2023, the Company made payments totaling $0 and $63,472, respectively, and has a balance owed of $0 at April 30, 2024.

NOTE 7 – SUBSEQUENT EVENTS

There were no events subsequent to April 30, 2024, and up to the date of this filing that would require disclosure.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We did not have any disagreements on accounting and financial disclosure with our accounting firm during the reporting period.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (April 30, 2024), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO-2013”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our internal control over financial reporting was not effective as of the fiscal year ended April 30, 2024.

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

During the year ended April 30, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

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

Lamont Robert, President, Chief Executive Officer and Acting Chief Financial Officer

Lamont Roberts, 69, has been President, Chief Executive Officer and Director of Goliath since October, 2011. In 1997 he co-founded Millennium Personal and Business Management Corporation with Wilt Chamberlain, representing and managing a client base comprising actors, athletes, directors, musicians and writers. In the late 1990s, Mr. Roberts also began producing film and television projects. In 2003, he was hired as the Executive Director of Reel Image, Inc., a content funding corporation. As the head of Reel Image, Inc., he is working on distributing a documentary that he wrote and produced entitled “Chosen By God- the Great Black Pharaohs of the 25th Dynasty.” As an independent producer, Mr. Roberts produced the feature films “The Truth About Layla,” and “The Marina Murders.” He acted as an Associate Producer on the feature film “Seducing Spirits,” and was the executive in charge of production for the feature film “The Perfect Argument,” and the documentaries “Film Struggle,” and “Living with Cancer.” Mr. Roberts has a BSBA in Finance and an MA in Real Estate and Urban Economics from the University of Florida. He is a best-selling author and lives in Marina Del Rey, CA.

Mike Criscione, Director

Mike Criscione, 70, has been on the Board since May 1, 2014 and has been a highly successful business man and real estate developer. He brought this extensive experience to the film business in 1991, producing “LA Goddess”. From 2008 to the present Mr. Criscione has directed, financed and produced numerous commercials, music videos, several motion pictures, and documentaries. He is a graduate of Vision Bible College in Whittier, California where he earned his Bachelor degree.

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

Code of Ethics

Goliath Film and Media Holdings has not adopted a code of ethics which applies to the chief executive officer, chief operating officer and chief financial officer, because of our level of operations of the public entity in 2024.

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

Item 11.	EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Company’s sole executive officer for the years ended April 30, 2024, 2023, and 2022.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Lamont Roberts, CEO and Pres.	2024 2023 2022	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Mike Criscione, Director	2024 2023 2022	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

No amounts are paid or payable to directors for acting as such.

Employment Agreements with Executive Officers

We do have any employment agreements with our executive officers at this present time.

Director Compensation

Currently our directors serve without compensation.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information relating to the beneficial ownership of Company common stock as of August 13, 2024 by (i) each person known by Goliath Film and Media Holdings to be the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of Goliath Film and Media Holdings directors and executive officers, and (iii) the Percentage After Offering assumes the sale of all shares offered. Unless otherwise noted below, Goliath Film and Media Holdings believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to the shares. We had 138,964,917 shares outstanding as of July 29, 2024.

Name	Office	Number of Common Shares Owned		Percentage of Shares Owned

Lamont Roberts	Chief Executive Officer	15,000,000		10.8%
Mike Criscione	Director	45,166,000		32.5%
Kaila Criscione	previously, Chief Operating Officer	10,000,000	(1)	7.2%
Kevin Frawley	None	35,548,917		25.6%

Total officer/director/5% owners		105,714,917		76.1%

(1)	Ms. Criscione resigned from the Company on May 1, 2014.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Advances from related party

The Company borrows funds from the Company’s affiliates for working capital purposes from time to time. The Company has recorded the principal balance due of $18,663 and $22,463 under Accounts payable - related party in the accompanying Balance Sheets at April 30, 2024 and 2023, respectively. The Company received advances of $11,150 (from C&R Films of $150, Kevin Frawley of $4,500, and Mike Criscione of $6,500) and $13,978 (from C&R Films of $9,528, and Mike Criscione of $4,450) and made repayments to Mike Criscione of $14,950 and $0 for the years ended April 30, 2024 and 2023, respectively.

Other

During the years ended April 30, 2024 and 2023, the Company made no payments to Lamont Roberts, CEO and acting CFO of the Company, and Mr. Roberts incurred no expenses on behalf of the Company. The Company has a balance owed to Mr. Roberts of $250 at April 30, 2023.

During the years ended April 30, 2024 and 2023, the Company made payments of $23,541 and $0, respectively, to C&R Films for film production costs and reimbursement of various expenses. C&R paid expenses totaling $0 and $11,221 in the years ended April 30, 2024 and 2023, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $26,656 as of April 30, 2024.

During the years ended April 30, 2024 and 2023, the Company received no advances and made no payments to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $0 and $0 in the years ended April 30, 2024 and 2023, respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $14,394 at April 30, 2023.

During the years ended April 30, 2024 and 2023, the Company received advances of $4,500 and $0, respectively, and made no payments to Kevin Frawley, an affiliate, for reimbursement of various expenses. During the years ended April 30, 2024 and 2023, Kevin Frawley paid expenses totaling $10,492 and $4,823, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $41,055 at April 30, 2024.

During the years ended April 30, 2024 and 2023, the Company the Company received advances of $6,500 and $0, respectively, and made payments of $32,293 and $0, respectively, to Mike Criscione, Director, for reimbursement of various expenses. During the years ended April 30, 2024 and 2023, Mr. Criscione paid expenses totaling $18,303 and $27,000, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Criscione of $4,000 at April 30, 2024.

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

Audit Fees

During the period covering the fiscal years ended April 30, 2024 and 2023, our principal accounting firm Sadler Gibb & Associates was paid $29,500 in 2024 and $24,000 in 2023 for audit and review work.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2024.

GOLIATH FILM AND MEDIA HOLDINGS

By:	/s/ Lamont Roberts
Lamont Roberts
Chief Executive Officer, President and acting
Chief Financial Officer

By:	/s/ Mike Criscione
Mike Criscione
Director

