Form 10-K
period 2025-04-30
Goliath Film & Media Holdings
filed 2025-07-29
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2025

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 2024 was $116,375 based on 33,250,000 shares being owned by non-affiliates. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

There were 138,964,917 shares of common stock $0.001 par value, issued and outstanding as July 28, 2025.

DOCUMENTS INCORPORATED BY REFERENCE – NONE

GOLIATH FILM AND MEDIA HOLDINGS.

2025 ANNUAL REPORT ON FORM 10-K

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

Production Agreements.

On March 4, 2016, we signed a distribution agreement with Mar Vista Entertainment, LLC (“Mar Vista”) to distribute a feature length motion picture currently completed. Per the agreement, we received $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Bridal Bootcamp” a romantic comedy movie produced by Goliath for delivery to Mar Vista for distribution. Additionally, Mar Vista will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of October 31, 2016, the Company had received $125,000 of the advance payments. Bridal Boot Camp was completed in October 2016 resulting in the recognition of the advance payments as revenue of $125,000 in October 2016. Mar Vista is distributing this film. The Company had revenue $16,328 and $19,382 for the fiscal years ended April 30, 2025 and 2024, respectively.

On September 18, 2015, we signed a distribution agreement with Mar Vista to distribute a feature length motion picture currently completed. Per the agreement, we received $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Merry Exes” retitled “Girlfriends of Christmas Past” a Christmas holiday movie produced by Goliath and delivered to Mar Vista. for distribution. Additionally, Mar Vista will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of October 31, 2016, we had received $125,000 of the advance payments. “Merry Exes” “Girlfriends of Christmas Past was completed June 6, 2016 resulting in the recognition of the advance payments as revenue of $125,000 in June 2016. Mar Vista distributed this movie to UPTV. For the years ended April 30, 2025 and 2024, we had revenues of $16,398 and $28,292, respectively.

On May 20, 2015, we signed a distribution agreement with Mar Vista to distribute a feature length motion picture currently completed by us and being licensed by Mar Vista. Per the agreement, we received $175,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Terror Birds” a science fiction movie produced by Goliath and delivered to Mar Vista. for distribution. Additionally, Mar Vista will receive 30% of the gross proceeds for a period of 25 years on the film. As of April 30, 2016, the Company had received $175,000 of the advance payments. Terror Birds was completed December 14, 2015 resulting in the recognition of the advance payments as revenue of $175,000 in February 2016. Mar Vista is continuing to distribute this film. The Company had no revenue for the years months ended April 30, 2025 and 2024, respectively.

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

Our results of operations depend significantly upon the commercial success of the motion pictures and television programming that we distribute, and underperformance at the box office or in television licensing of one or more motion pictures in any period can cause our results to be less than anticipated

Our results of operations will depend significantly upon the commercial success of the motion pictures and television programming that we produce for distribution as well as content which we distribute, which cannot be predicted with certainty. In particular, the underperformance at the box office or on television, video on demand, or streaming, etc. of one or more motion pictures in any period may cause our revenue and earnings results for that period (and potentially, subsequent periods) to be less than anticipated, in some instances to a significant extent. Due to the difficulty of predicting our results of operations and the other factors, it is difficult for industry or financial analysts to accurately forecast our results. The trading market for our common shares is influenced by the research and reports that such industry or financial analysts publish about us or our business. If an analyst who covers us changes his or her financial estimates or investment recommendation, or if our results of operations fall short of their estimates, the price of our common shares could decline.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

This item is not applicable because we are a “smaller reporting company” as defined in Exchange Act Rule 12b-2.

Item 1C.	CYBERSECURITY

Our board of directors and senior management recognize the critical importance of maintaining the trust and confidence of our clients, business partners and employees. Our management, led by our Chief Executive Officer, are actively involved in oversight of our risk management efforts, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). Our cybersecurity processes and practices are fully integrated into the Company’s ERM efforts. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As one of the critical elements of our overall ERM approach, our cybersecurity efforts are focused on the following key areas:

●	Governance: Management oversees cybersecurity risk mitigation and reports to the board of directors any cybersecurity incidents.
●	Collaborative Approach: We have implemented a cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.
●	Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

We have not engaged third-party service providers to conduct evaluations of our security controls, independent audits or consulting on best practices to address new challenges.

While we have not experienced any cybersecurity threats in the past in the normal course of business, in the future, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us.

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

As of July 28, 2025, there were 89 record holders of our common stock.

(c)	Dividends

We have not paid any dividends on our common stock. We currently intend to retain any earnings for use in our business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d)	Equity Compensation Plans

There are no Equity Compensation Plans in place as of April 30, 2025.

(e)	Performance Graphic. We are not required to provide a performance graph since it is a “smaller reporting company” as defined in Regulation S-K Rule 10(f).

Company issuances of common stock during the years ended April 30, 2025 and 2024.

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

For the year ended April 30, 2025 we had revenues of $32,726 compared to $47,674 for the year ended April 30, 2024. Revenues in fiscal year 2025 were due to distribution fees paid to us by Mar Vista related to the motion pictures “Merry Ex’s” of $16,398 and “Bridal Boot Camp” of $16,328. Revenues in fiscal year 2024 were due to distribution fees paid to us by Mar Vista related to the motion pictures “Merry Ex’s” of $28,292 and “Bridal Boot Camp” of $19,382.

Films Costs

The Company capitalizes production costs for films produced in accordance with ASC 926-20, “Entertainment-Films - Other Assets - Film Costs”. Accordingly, production costs are capitalized at actual cost and then charged against revenue quarterly as a cost of production based on the relative fair value of the film(s) delivered and recognized as revenue. The Company evaluates its capitalized production costs annually and limits recorded amounts by its ability to recover such costs through expected future sales. As of April 30, 2025 and 2024, the Company had no production costs.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at April 30, 2025 and 2024. Assets and liabilities approximate fair value due to their short-term nature.

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

The total number of potential additional dilutive securities outstanding for the years ended April 30, 2025 and 2024 was none.

Concentrations, Risks, and Uncertainties

The Company’s working capital financing has entirely come from related parties and revenue received and recognized during the fiscal years ended April 30, 2025 and 2024.

The Company has one customer, Mar Vista, that accounted for all of the Company’s gross sales during 2025 and 2024.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

Plan of Operations

The Company had a net loss of $37,332 and $396 for the years ended April 30, 2025 and 2024, respectively, and historical losses totaling $1,109,932. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plan to continue as a going concern revolves around its ability to execute its business strategy of distributing digital content, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

Results of Operations

Fiscal Year Ended April 30, 2025 Compared to Fiscal Year Ended April 30, 2024

Film Production Revenue

For the year ended April 30, 2025 we had revenues of $32,726 compared to $47,674 for the year ended April 30, 2024. Revenues in fiscal year 2025 were due to distribution fees paid to us by Mar Vista related to the motion pictures “Merry Ex’s” of $16,398 and “Bridal Boot Camp” of $16,328. Revenues in fiscal year 2024 were due to distribution fees paid to us by Mar Vista related to the motion pictures “Merry Ex’s” of $28,292 and “Bridal Boot Camp” of $19,382.

Cost of Sales

For the fiscal years ended April 30, 2025 and 2024, we had no cost of sales as revenues are based on distributions and costs are borne by the distributor.

Operating expenses

Operating expenses increased by $21,988, or 45.7%, to $70,058 in the year ended April 30, 2025 from $48,070 in the year ended April 30, 2024 primarily due to increases in consulting costs of $16,443, professional fees of $13,027, and $18 of other operating expenses, offset primarily by the write off of prepaid expenses of $7,500.

Operating expenses for the year ended April 30, 2025 were comprised primarily of professional fees of $38,386, consulting costs of $31,443, and $229 of other operating expenses.

Operating expenses for the year ended April 30, 2024 were comprised primarily professional fees of $25,359, consulting costs of $15,000, write off of prepaid expenses of $7,500, and $211 of other operating expenses.

Loss before income taxes

Net loss before income taxes for the year ended April 30, 2025 totaling $37,332 is primarily due to revenue of $32,726 offset partially by consulting services costs and professional fees, compared to a net loss for the year ended April 30, 2024 totaling $396 is primarily due to revenue of $47,674, offset partially by consulting services costs, professional fees, and the write off of prepaid expenses of $7,500.

Assets and Liabilities

Total assets were $1,301 as of April 30, 2025 compared to $437 as of April 30, 2024, or an increase of $864, which is the result of an increase in cash. Total liabilities as of April 30, 2025 were $139,235 compared to $101,039 as of April 30, 2024, or an increase of $38,196. The increase was primarily the result of an increase in accounts payable and accrued expenses of $16,226 and accounts payable – related party of $21,970.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of $864 in the year ended April 30, 2025 resulting from used in by operating activities of $16,831 and cash provided by financing activities of $17,695.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Year Ended April 30,
	2025	2024

Cash at beginning of period	$437	$9,214
Net cash used in operating activities	(16,831)	(4,977)
Net cash used in investing activities	-	-
Net cash provided by financing activities	17,695	(3,800)
Cash at end of period	$1,301	$437

Net cash used in operations was $16,831 for the year ended April 30, 2025 compared to net cash used in operations for the year ended April 30, 2024 of $4,977 primarily due to a net loss of $37,332 for the year ended April 30, 2025 and by the change in accounts payable – related party of $27,305, offset primarily by expenses paid on behalf of Company – related party of $36,580 and by the change in accounts payable and accrued expenses of $11,226.

Net cash used in operations was $4,977 for the year ended April 30, 2024 primarily due to a net loss of $396 for the year ended April 30, 2025 and expenses paid on behalf of Company – related party of $28,794 and write off of prepaid expenses of $7,500, offset primarily by changes in accounts payable and accrued expenses of $9 and accounts payable – related party of $40,884.

Net cash used in investing activities was $0 and $0 for the years ended April 30, 2025 and 2024, respectively.

Net cash provided by financing activities was $17,695 for the year ended April 30, 2025 primarily due to advances from related party. Net cash used in financing activities was $3,800 for the year ended April 30, 2024 primarily due to advances from related party of $11,150, offset primarily by repayment of advances from related party of $14,950.

Our cash needs in the year ended April 30, 2026 are estimated to be $200,000. This budget is based on the assumption that we will carry out one project at a time for which we will need about $50,000 in working capital; general and administrative expenses of $150,000 for the costs related to being public, and miscellaneous office expenses. We sold no shares of common stock in fiscal years 2025 and 2024. As we move forward with our business plan, we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2026 fiscal year.

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

Equity Financing

During the years ended April 30, 2025 and 2024, the Company did not enter into any private placement memorandums.

During fiscal years 2025 and 2024, the Company has not issued a total of 38,153,269 common shares (6,000,000 common shares due to a third party and 32,153,269 common shares due to related party affiliates). These shares are reflected in the Company’s consolidated financial statements but they are not included in the Company’s outstanding shares balance of 138,964,917.

Advances from related party

The Company borrows funds from the Company’s affiliates for working capital purposes from time to time. The Company has recorded the principal balance due of $36,358 and $18,663 under Accounts payable - related party in the accompanying Balance Sheets at April 30, 2025 and 2024, respectively. The Company received advances of $17,695 (from Kevin Frawley of $9,000 and Mike Criscione of $8,695) and $11,150 (from C&R Films of $150, Kevin Frawley of $4,500, and Mike Criscione of $6,500) and made repayments to Mike Criscione of $0 and $14,950 for the years ended April 30, 2025 and 2024, respectively.

Other

During the years ended April 30, 2025 and 2024, the Company made no payments to Lamont Roberts, CEO and acting CFO of the Company, and Mr. Roberts incurred no expenses on behalf of the Company. The Company has a balance owed to Mr. Roberts of $250 at April 30, 2025.

During the years ended April 30, 2025 and 2024, the Company received no advances and made payments of $8,045 and $23,541, respectively, to C&R Films for film production costs and reimbursement of various expenses. C&R paid expenses totaling $0 and $0 in the years ended April 30, 2025 and 2024, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $18,611 as of April 30, 2025.

During the years ended April 30, 2025 and 2024, the Company received no advances and made payments of $4,960 and $0, respectively, to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $0 and $0 in the years ended April 30, 2025 and 2024, respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $9,434 at April 30, 2025.

During the years ended April 30, 2025 and 2024, the Company received advances of $9,000 and $4,500, respectively, and made no payments to Kevin Frawley, an affiliate, for reimbursement of various expenses. During the years ended April 30, 2025 and 2024, Kevin Frawley paid expenses totaling $17,160 and $10,492, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $67,215 at April 30, 2025.

During the years ended April 30, 2025 and 2024, the Company the Company received advances of $8,695 and $6,500, respectively, and made payments of $14,300 and $32,293, respectively, to Mike Criscione, Director, for reimbursement of various expenses. During the years ended April 30, 2025 and 2024, Mr. Criscione paid expenses totaling $19,420 and $18,303, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Criscione of $17,815 at April 30, 2025.

Motion Picture Residual Payments

The Company is obligated to pay motion picture residual payments of approximately 3.6% of gross licensing revenues collected by Mar Vista for residual earnings payable to the SAG-AFTRA pension and health benefit plans on behalf of the actors that performed in the motion pictures. On February 12, 2025, the Company entered into a settlement agreement with SAG-AFTRA to pay $10,943 of motion picture residual payments related to the motion picture “Terror Birds” and will be withheld from future distribution fees paid to us by Mar Vista related to the motion picture “Terror Birds”. In the fiscal years ended April 30, 2025 and 2024, the Company made payments totaling $0 and $0, respectively, and has a balance owed of $10,943 under Accounts payable and accrued expenses in the accompanying consolidated Balance Sheets at April 30, 2025.

Film Representation Agreement

On September 30, 2024, the Company entered into a Film Representation Agreement (“Agreement”) with the producers of the film. The Agreement provides for the Company to have an exclusive right for six months to represent the film to distributors and shall receive a distribution fee of 10% of the Producers’ Net proceeds, as defined. This Agreement expired on March 31, 2025.

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

YEARS ENDED APRIL 30, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Goliath Film & Media Holdings:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Goliath Film & Media Holdings (“the Company”) as of April 30, 2025 and 2024, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended April 30, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company does not have significant cash or current assets, nor does it have an established source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Draper, UT

July 29, 2025

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED BALANCE SHEETS

	APRIL 30,
	2025	2024
ASSETS
Current assets
Cash	$1,301	$437
Total current assets	1,301	437

Total assets	$1,301	$437

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$25,911	$14,685
Accounts payable – related party	113,324	86,354
Total current liabilities	139,235	101,039

Total liabilities	139,235	101,039

Commitments and contingencies	—	—

Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at April 30, 2025 and 2024, respectively	—	—

Common stock, $0.001 par value, 199,000,000 shares authorized; 138,964,917 shares issued and outstanding at April 30, 2025 and 2024, respectively	138,966	138,966
Additional paid in capital	451,500	451,500
Common stock to be issued	381,532	381,532
Accumulated deficit	(1,109,932)	(1,072,600)
Total stockholders’ deficit	(137,934)	(100,602)

Total liabilities and stockholders’ deficit	$1,301	$437

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended April 30,
	2025	2024

Film production revenues	$32,726	$47,674
Cost of sales	—	—
Gross profit	32,726	47,674

Operating expenses
General and administrative	70,058	48,070
Total operating expenses	70,058	48,070

Loss from operations	(37,332)	(396)

Loss before income taxes	(37,332)	(396)

Provision for income taxes	—	—

Net loss	$(37,332)	$(396)

Net loss per share of common stock:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares Outstanding:
Basic	177,118,186	177,118,186
Diluted	177,118,186	177,118,186

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid in	Common Stock to be	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Deficit

Balances, April 30, 2023	138,964,917	138,966	451,500	381,532	(1,072,204)	(100,206)

Net loss, year ended April 30, 2024	—	—	—	—	(396)	(396)
Balances, April 30, 2024	138,964,917	138,966	451,500	381,532	(1,072,600)	(100,602)

Net loss, year ended April 30, 2025	—	—	—	—	(37,332)	(37,332)
Balances, April 30, 2025	138,964,917	$138,966	$451,500	$381,532	$(1,109,932)	$(137,934)

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended April 30,
	2025	2024

Cash flows from operating activities
Net loss	$(37,332)	$(396)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid on behalf of company – related party	36,580	28,794
Write off of prepaid expenses	-	7,500
Changes in operating assets and liabilities:
Accounts payable – related party	(27,305)	(40,884)
Accounts payable and accrued expenses	11,226	9
Net cash used in operating activities	(16,831)	(4,977)

Cash flows from investing activities
None	—	—
Net cash provided by investing activities	—	—

Cash flows from financing activities
Advances from related party	17,695	11,150
Repayment of advances from related party	-	(14,950)
Net cash provided by (used in) financing activities	17,695	(3,800)

Net change in cash	864	(8,777)
Cash at beginning of period	437	9,214
Cash at end of period	$1,301	$437

Supplemental Disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	—	—

Supplemental Disclosure of cash flow Information:
None	$—	$—

See accompanying notes to consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2025 AND 2024

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented.

The Company currently operates in one business segment. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker, the Chief Executive Officer, who comprehensively manages the entire business. The Company does not currently operate any separate lines of businesses or separate business entities.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. A change in managements’ estimates or assumptions could have a material impact on the Company’s financial condition and results of operations during the period in which such changes occurred.

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

Films Costs

The Company capitalizes production costs for films produced in accordance with ASC 926-20, “Entertainment-Films - Other Assets - Film Costs”. Accordingly, production costs are capitalized at actual cost and then charged against revenue quarterly as a cost of production based on the relative fair value of the film(s) delivered and recognized as revenue. The Company evaluates its capitalized production costs annually and limits recorded amounts by its ability to recover such costs through expected future sales. As of April 30, 2025 and 2024, the Company had no production costs.

Revenue Recognition

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

For the year ended April 30, 2025 we had revenues of $32,726 compared to $47,674 for the year ended April 30, 2024. Revenues in fiscal year 2025 were due to distribution fees paid to us by Mar Vista for the motion pictures “Merry Ex’s” of $16,398 and “Bridal Boot Camp” of $16,328. Revenues in fiscal year 2024 were due to distribution fees paid to us by Mar Vista related to the motion pictures “Merry Ex’s” of $28,292 and “Bridal Boot Camp” of $19,382.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the years ended April 30, 2025 and 2024 as the company is not currently promoting its films.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the years ended April 30, 2025 and 2024.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at April 30, 2025. Assets and liabilities approximate fair value due to their short-term nature.

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

The total number of potential additional dilutive securities outstanding for the years ended April 30, 2025 and 2024 was none.

Concentrations, Risks, and Uncertainties

The Company’s working capital financing has entirely come from related parties and revenue received and recognized during the fiscal years ended April 30, 2025 and 2024.

The Company has one customer, Mar Vista, that accounted for all of the Company’s gross sales during 2025 and 2024.

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

NOTE 2 – COMMON STOCK

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at April 30, 2025 and 2024.

The Company has authorized 199,000,000 shares of par value $0.001 common stock, of which 138,964,917 and 138,964,917 shares are outstanding at April 30, 2025 and 2024, respectively. No shares of common stock have been issued during the years ended April 30, 2025 and 2024.

As of April 30, 2025, the Company has not issued an aggregate 38,153,269 common shares to three shareholders (a total of 32,153,269 to related parties and 6,000,000 to a third party). These shares are reflected in the Company’s consolidated financial statements but they are not included in the Company’s outstanding shares balance of 138,964,917.

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

The ability of the Company to continue as a going concern for one year from the issuance of these financial statements is dependent upon its ability to successfully accomplish the plan described in the following paragraphs and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company borrows funds from the Company’s affiliates for working capital purposes from time to time. The Company has recorded the principal balance due of $36,358 and $18,663 under Accounts payable - related party in the accompanying Balance Sheets at April 30, 2025 and 2024, respectively. The Company received advances of $17,695 (from Kevin Frawley of $9,000 and Mike Criscione of $8,695) and $11,150 (from C&R Films of $150, Kevin Frawley of $4,500, and Mike Criscione of $6,500) and made repayments to Mike Criscione of $0 and $14,950 for the years ended April 30, 2025 and 2024, respectively.

During the years ended April 30, 2025 and 2024, the Company made no payments to Lamont Roberts, CEO and acting CFO of the Company, and Mr. Roberts incurred no expenses on behalf of the Company. The Company has a balance owed to Mr. Roberts of $250 at April 30, 2025.

During the years ended April 30, 2025 and 2024, the Company received no advances and made payments of $8,045 and $23,541, respectively, to C&R Films for film production costs and reimbursement of various expenses. C&R paid expenses totaling $0 and $0 in the years ended April 30, 2025 and 2024, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $18,611 as of April 30, 2025.

During the years ended April 30, 2025 and 2024, the Company received no advances and made payments of $4,960 and $0, respectively, to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $0 and $0 in the years ended April 30, 2025 and 2024, respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $9,434 at April 30, 2025.

During the years ended April 30, 2025 and 2024, the Company received advances of $9,000 and $4,500, respectively, and made no payments to Kevin Frawley, an affiliate, for reimbursement of various expenses. During the years ended April 30, 2025 and 2024, Kevin Frawley paid expenses totaling $17,160 and $10,492, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $67,215 at April 30, 2025.

During the years ended April 30, 2025 and 2024, the Company the Company received advances of $8,695 and $6,500, respectively, and made payments of $14,300 and $32,293, respectively, to Mike Criscione, Director, for reimbursement of various expenses. During the years ended April 30, 2025 and 2024, Mr. Criscione paid expenses totaling $19,420 and $18,303, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Criscione of $17,815 at April 30, 2025.

Related party transactions have been disclosed in the other notes to these financial statements.

NOTE 5 – INCOME TAXES

As of April 30, 2025, the Company had net operating loss carryforwards of approximately $1,110,000, which expire in varying amounts between 2026 and 2042. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this (and other) potential future tax benefits has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforwards period are revised.

Deferred income tax assets of approximately $311,000 at April 30, 2025, was offset in full by a valuation allowance.

The approximate components of the Company’s net deferred tax assets, including a valuation allowance, are as follows:

Deferred Tax Assets	As of April 30, 2025	As of April 30, 2024

Net deferred tax assets before valuation allowance	$311,000	$300,000
Less: Valuation allowance	(311,000)	(300,000)
Net deferred tax assets	$-	$-

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	As of April 30, 2025	As of April 30, 2024

Statutory federal income tax	(21.0%)	(21.0%)
Statutory state income tax, net of federal tax benefit	(7.0%)	(7.0%)
Change in valuation allowance on deferred tax assets	(28.0%)	(28.0%)

Components of Income Tax Expense	For the Years Ended,
	April 30, 2025	April 30, 2024

Federal U.S. Income Taxes
Current-	-	-
Deferred-	-	-

State Income Taxes
Current	$-	$-
Deferred-	-	-
Total Income Tax Expense	$-	$-

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

Motion Picture Residual Payments

The Company is obligated to pay motion picture residual payments of approximately 3.6% of gross licensing revenues collected by Mar Vista for residual earnings payable to the SAG-AFTRA pension and health benefit plans on behalf of the actors that performed in the motion pictures. On February 12, 2025, the Company entered into a settlement agreement with SAG-AFTRA to pay $10,943 of motion picture residual payments related to the motion picture “Terror Birds” and will be withheld from future distribution fees paid to us by Mar Vista related to the motion picture “Terror Birds”. In the fiscal years ended April 30, 2025 and 2024, the Company made payments totaling $0 and $0, respectively, and has a balance owed of $10,943 under Accounts payable and accrued expenses in the accompanying consolidated Balance Sheets at April 30, 2025.

Film Representation Agreement

On September 30, 2024, the Company entered into a Film Representation Agreement (“Agreement”) with the producers of the film. The Agreement provides for the Company to have an exclusive right for six months to represent the film to distributors and shall receive a distribution fee of 10% of the Producers’ Net proceeds, as defined. This Agreement expired on March 31, 2025.

NOTE 7 – SUBSEQUENT EVENTS

There were no events subsequent to April 30, 2025, and up to the date of this filing that would require disclosure.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We did not have any disagreements on accounting and financial disclosure with our accounting firm during the reporting period.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (April 30, 2025), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO-2013”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our internal control over financial reporting was not effective as of the fiscal year ended April 30, 2025.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the year ended April 30, 2025 that have materially affected or are reasonably likely to materially affect our internal controls.

Item 9B.	OTHER INFORMATION

During the year ended April 30, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Lamont Robert, President, Chief Executive Officer and Acting Chief Financial Officer

Lamont Roberts, 70, has been President, Chief Executive Officer and Director of Goliath since October, 2011. In 1997 he co-founded Millennium Personal and Business Management Corporation with Wilt Chamberlain, representing and managing a client base comprising actors, athletes, directors, musicians and writers. In the late 1990s, Mr. Roberts also began producing film and television projects. In 2003, he was hired as the Executive Director of Reel Image, Inc., a content funding corporation. As the head of Reel Image, Inc., he is working on distributing a documentary that he wrote and produced entitled “Chosen By God- the Great Black Pharaohs of the 25th Dynasty.” As an independent producer, Mr. Roberts produced the feature films “The Truth About Layla,” and “The Marina Murders.” He acted as an Associate Producer on the feature film “Seducing Spirits,” and was the executive in charge of production for the feature film “The Perfect Argument,” and the documentaries “Film Struggle,” and “Living with Cancer.” Mr. Roberts has a BSBA in Finance and an MA in Real Estate and Urban Economics from the University of Florida. He is a best-selling author and lives in Marina Del Rey, CA.

Mike Criscione, Director

Mike Criscione, 74, has been on the Board since May 1, 2014 and has been a highly successful business man and real estate developer. He brought this extensive experience to the film business in 1991, producing “LA Goddess”. From 2008 to the present Mr. Criscione has directed, financed and produced numerous commercials, music videos, several motion pictures, and documentaries. He is a graduate of Vision Bible College in Whittier, California where he earned his Bachelor degree.

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

Item 11.	EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Company’s sole executive officer for the years ended April 30, 2025, 2024, and 2023.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Lamont Roberts, CEO and Pres.	2025 2024 2023	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Mike Criscione, Director	2025 2024 2023	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

No amounts are paid or payable to directors for acting as such.

Employment Agreements with Executive Officers

We do have any employment agreements with our executive officers at this present time.

Director Compensation

Currently our directors serve without compensation.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information relating to the beneficial ownership of Company common stock as of July 28, 2025 by (i) each person known by Goliath Film and Media Holdings to be the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of Goliath Film and Media Holdings directors and executive officers, and (iii) the Percentage After Offering assumes the sale of all shares offered. Unless otherwise noted below, Goliath Film and Media Holdings believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to the shares. We had 138,964,917 shares outstanding as of July 28, 2025.

Name	Office	Number of Common Shares Owned	Percentage of Shares Owned

Lamont Roberts	Chief Executive Officer	15,000,000	10.8%
Mike Criscione	Director	45,166,000	32.5%
Kaila Criscione	None	10,000,000	7.2%
Kevin Frawley	None	35,548,917	25.6%

Total officer/director/5% owners		105,714,917	76.1%

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company borrows funds from the Company’s affiliates for working capital purposes from time to time. The Company has recorded the principal balance due of $36,358 and $18,663 under Accounts payable - related party in the accompanying Balance Sheets at April 30, 2025 and 2024, respectively. The Company received advances of $17,695 (from Kevin Frawley of $9,000 and Mike Criscione of $8,695) and $11,150 (from C&R Films of $150, Kevin Frawley of $4,500, and Mike Criscione of $6,500) and made repayments to Mike Criscione of $0 and $14,950 for the years ended April 30, 2025 and 2024, respectively.

During the years ended April 30, 2025 and 2024, the Company made no payments to Lamont Roberts, CEO and acting CFO of the Company, and Mr. Roberts incurred no expenses on behalf of the Company. The Company has a balance owed to Mr. Roberts of $250 at April 30, 2025.

During the years ended April 30, 2025 and 2024, the Company received no advances and made payments of $8,045 and $23,541, respectively, to C&R Films for film production costs and reimbursement of various expenses. C&R paid expenses totaling $0 and $0 in the years ended April 30, 2025 and 2024, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $18,611 as of April 30, 2025.

During the years ended April 30, 2025 and 2024, the Company received no advances and made payments of $4,960 and $0, respectively, to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $0 and $0 in the years ended April 30, 2025 and 2024, respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $9,434 at April 30, 2025.

During the years ended April 30, 2025 and 2024, the Company received advances of $9,000 and $4,500, respectively, and made no payments to Kevin Frawley, an affiliate, for reimbursement of various expenses. During the years ended April 30, 2025 and 2024, Kevin Frawley paid expenses totaling $17,160 and $10,492, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $67,215 at April 30, 2025.

During the years ended April 30, 2025 and 2024, the Company the Company received advances of $8,695 and $6,500, respectively, and made payments of $14,300 and $32,293, respectively, to Mike Criscione, Director, for reimbursement of various expenses. During the years ended April 30, 2025 and 2024, Mr. Criscione paid expenses totaling $19,420 and $18,303, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Criscione of $17,815 at April 30, 2025.

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

Audit Fees

During the period covering the fiscal years ended April 30, 2025 and 2024, our principal accounting firm Sadler Gibb & Associates was paid $28,086 in 2025 and $29,500 in 2024 for audit and review work.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2025.

GOLIATH FILM AND MEDIA HOLDINGS

By:	/s/ Lamont Roberts
Lamont Roberts
Chief Executive Officer, President and acting
Chief Financial Officer

By:	/s/ Mike Criscione
Mike Criscione
Director

