Form 10-Q
period 2025-10-31
Goliath Film & Media Holdings
filed 2025-12-15
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

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

There were 138,964,917 shares of common stock $0.001 par value, issued and outstanding as December 15, 2025.

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

The results for the periods ended October 31, 2025 are not necessarily indicative of the results of operations for the full year.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2025	2025
	(unaudited)
ASSETS
Current assets
Cash	$1,477	$1,301
Total current assets	1,477	1,301

Total assets	$1,477	$1,301

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$26,622	$25,911
Accounts payable – related party	128,313	113,324
Total current liabilities	154,935	139,235

Total liabilities	154,935	139,235

Commitments and contingencies	—	—

Stockholders’ deficit
		—
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at October 31, 2025 and April 30, 2025, respectively	—	—
Common stock, $0.001 par value, 199,000,000 shares authorized; 138,964,917 shares issued and outstanding, at October 31, 2025 and April 30, 2025, respectively	138,966	138,966
Additional paid in capital	451,500	451,500
Common stock to be issued	381,532	381,532
Accumulated deficit	(1,125,456)	(1,109,932)
Total stockholders’ deficit	(153,458)	(137,934)

Total liabilities and stockholders’ deficit	$1,477	$1,301

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Six Months Ended		For the Three Months Ended
	October 31,		October 31,
	2025	2024	2025	2024

Distribution revenues	$20,335	$32,726	$20,335	$32,726
Cost of sales	—	—	—	—
Gross profit	20,335	32,726	20,335	32,726

Operating expenses
General and administrative	$35,859	$34,759	$12,472	$24,518
Total operating expenses	35,859	34,759	12,472	24,518

Income (loss) from operations	(15,524)	(2,033)	7,863	8,208

Income (loss) before income tax	(15,524)	(2,033)	7,863	8,208

Provision for income taxes	—	—	—	—

Net income (loss)	$(15,524)	$(2,033)	$7,863	$8,208

Earnings (loss) per share of common stock:
Basic and diluted	$(0.00)	$(0.00)	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	177,118,116	177,118,116	177,118,116	177,118,116

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Common Stock		Additional Paid in	Common Stock to be	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Deficit

Balances, August 1, 2024	138,964,917	$138,966	$451,500	$381,532	$(1,082,841)	$(110,843)
Net income, three months ended October 31, 2024	—	—	—	—	8,208	8,208
Balances, October 31, 2024	138,964,917	$138,966	$451,500	$381,532	$(1,074,633)	$(102,635)

Balances, May 1, 2024	138,964,917	$138,966	$451,500	$381,532	$(1,072,600)	$(100,602)
Net loss, six months ended October 31, 2024	—	—	—	—	(2,033)	(2,033)
Balances, October 31, 2024	138,964,917	$138,966	$451,500	$381,532	$(1,074,633)	$(102,635)

Balances, August 1, 2025	138,964,917	$138,966	$451,500	$381,532	$(1,133,319)	$(161,321)
Net income, three months ended October 31, 2025	—	—	—	—	7,863	7,863
Balances, October 31, 2025	138,964,917	$138,966	$451,500	$381,532	$(1,125,456)	$(153,458)

Balances, May 1, 2025	138,964,917	$138,966	$451,500	$381,532	$(1,109,932)	$(137,934)
Net loss, six months ended October 31, 2025	—	—	—	—	(15,524)	(15,524)
Balances, October 31, 2025	138,964,917	$138,966	$451,500	$381,532	$(1,125,456)	$(153,458)

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended,
	October 31, 2025	October 31, 2024

Cash flows from operating activities
Net loss	$(15,524)	$(2,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of Company – related party	24,589	23,340
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	711	(1,485)
Accounts payable – related party	(20,200)	(26,735)
Net cash used in operating activities	(10,424)	(6,913)

Cash flows from investing activities	—	—

Cash flows from financing activities
Advances from related party	10,600	8,195
Net cash provided by financing activities	10,600	8,195

Net change in cash	176	1,282
Cash at beginning of period	1,301	437
Cash at end of period	$1,477	$1,719

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2025 AND 2024

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

The Company is engaged in the production and distribution of motion pictures and television content. The Company has begun its planned principal business purpose with revenue consisting of primarily film distribution.

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

The Company recognizes revenue from the production of its films when the distributor confirms to the Company that the film has been delivered to the distributor with all technical and document deliveries received, waived or deferred and the film has been entered into the distributor’s rights system. The Company recognizes revenue from the distribution of its films on a net revenue basis as Mar Vista distributes the films to Mar Vista’s end customers. Costs are borne by the distributor.

The Company evaluates whether it is appropriate to record the gross amount of revenues and related costs or the net amount earned as commissions. Generally, when the Company is primarily obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded at the gross sale price. The Company generally records the net amounts as commissions earned if we are not primarily obligated and do not have latitude in establishing prices.

For the three and six months ended October 31, 2025 and 2024, we had distribution revenues of $20,335 and $20,335, and $32,726 and $32,726, respectively.

Film Costs

Production

The Company capitalizes production costs (including all direct production costs and production overhead) are associated with production revenues for films produced in accordance with ASC 926-20, “Entertainment-Films - Other Assets - Film Costs”. Accordingly, production costs are capitalized at actual cost and then charged against revenue quarterly as a cost of production based on the relative fair value of the film(s) delivered and recognized as revenue. The Company evaluates its capitalized production costs annually and limits recorded amounts by its ability to recover such costs through expected future sales. For the three and six months ended October 31, 2025 and 2024, the Company had no production costs.

Distribution

Commissions are associated with distribution revenue and are recorded as net amounts to distribution revenue.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the three and six months ended October 31, 2025 and 2024 as the Company is not currently promoting its films.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the three and six months ended October 31, 2025 and 2024.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at October 31, 2025. Assets and liabilities approximate fair value due to their short-term nature.

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

The total number of potential additional dilutive securities outstanding for the three and six months ended October 31, 2025 and 2024 was none.

Concentrations, Risks, and Uncertainties

The Company’s working capital financing has come from distribution revenues and related parties during the three and six months ended October 31, 2025 and 2024.

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

NOTE 2 – COMMON STOCK

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at October 31, 2025 and April 30, 2025.

The Company has authorized 199,000,000 shares of par value $0.001 common stock, of which 138,964,917 and 138,964,917 shares are outstanding at October 31, 2025 and April 30, 2025, respectively. No shares of common stock have been issued during the three and six months ended October 31, 2025.

As of October 31, 2025, the Company has not issued an aggregate 38,153,269 common shares to three shareholders (a total of 32,153,269 to related parties and 6,000,000 to a third party). These shares are reflected in the weighted-average shares outstanding but they are not included in the Company’s outstanding shares balance of 138,964,917.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company borrows funds from the Company’s affiliates for working capital purposes from time to time. The Company has recorded the principal balance due of $37,878 and $36,358 under accounts payable - related party in the accompanying Balance Sheets at October 31, 2025 and April 30, 2025, respectively. During the three and six months ended October 31, 2025 and 2024, the Company received advances of $0 and $0, and $2,000 and $4,000, respectively, from Kevin Frawley and made no repayments to Kevin Frawley for the three and six months ended October 31, 2025 and 2024. During the three and six months ended October 31, 2025 and 2024, the Company received advances of $5,600 and $10,600, and $4,195 and $4,195, respectively, from Mike Criscione, a Director of the Company. Mike Criscione had repayments of $9,080 and $9,080 for the three and six months ended October 31, 2025, respectively. There were no repayments made to Mike Criscione for the three and six months ended October 31, 2024.

During the three and six months ended October 31, 2025 and 2024 the Company received no advances and made no payments to Lamont Roberts, CEO and acting CFO of the Company, and Mr. Roberts incurred no expenses on behalf of the Company. The Company has a balance owed to Mr. Roberts of $250 at October 31, 2025.

During the three and six months ended October 31, 2025 and 2024, the Company received no advances and made payments of $2,000 and $2,000, and $7,475 and $7,475, respectively, to C&R Films for reimbursement of various expenses. C&R Films paid no expenses in the three and six months ended October 31, 2025 and 2024, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Robert, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $16,611 at October 31, 2025.

During the three and six months ended October 31, 2025 and 2024, the Company received no advances and made payments of $0 and $0, and $4,960 and $4,960, respectively, to Dos Cabezas for reimbursement of various expenses. Dos Cabezas paid no expenses in the three and six months ended October 31, 2025 and 2024, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Robert, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $9,434 at October 31, 2025.

During the three and six months ended October 31, 2025 and 2024, the Company received advances of $0 and $0, and $2,000 and $4,000, respectively, and made no payments to Kevin Frawley, an affiliate, for reimbursement of various expenses. During the three and six months ended October 31, 2025 and 2024, Kevin Frawley paid expenses totaling $5,835 and $24,589, and $5,315 and $13,040, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $91,804 at October 31, 2025.

During the three and six months ended October 31, 2025 and 2024, the Company received advances of $5,600 and $10,600, and $4,195 and $4,195, respectively, and made payments of $18,200 and $18,200, and $4,195 and $4,195, respectively, to Mike Criscione, Director, for reimbursement of various expenses. During the three and six months ended October 31, 2025 and 2024, Mr. Criscione paid no expenses in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Criscione of $10,215 at October 31, 2025.

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

Motion Picture Residual Payments

The Company is obligated to pay motion picture residual payments of approximately 3.6% of gross licensing revenues collected by Mar Vista for residual earnings payable to the SAG-AFTRA pension and health benefit plans on behalf of the actors that performed in the motion pictures. On February 12, 2025, the Company entered into a settlement agreement with SAG-AFTRA to pay $10,943 of motion picture residual payments related to the motion picture “Terror Birds” and will be withheld from future distribution fees paid to us by Mar Vista related to the motion picture “Terror Birds”. In the three and six months ended October 31, 2025 and 2024, the Company made payments totaling $0 and $0, and $0 and $0, respectively, and has a balance owed of $10,943 under Accounts payable and accrued expenses in the accompanying consolidated Balance Sheets at October 31, 2025.

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

NOTE 6 – SUBSEQUENT EVENTS

There were no events subsequent to October 31, 2025, and up to the date of this filing that would require disclosure.

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

Distribution Agreements.

On March 4, 2016, we signed a distribution agreement with Mar Vista Entertainment, LLC (“Mar Vista”) to distribute a feature length motion picture currently completed. Per the agreement, we received $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Bridal Bootcamp” a romantic comedy movie produced by Goliath for delivery to Mar Vista for distribution. Additionally, Mar Vista will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of October 31, 2016, the Company had received $125,000 of the advance payments. Bridal Boot Camp was completed in October 2016 resulting in the recognition of the advance payments as revenue of $125,000 in October 2016. Mar Vista is distributing this film. For the three and six months ended October 31, 2025 and 2024 we had distribution revenues of $5,382 and $5,382 and $16,328 and $16,328, respectively.

On September 18, 2015, we signed a distribution agreement with Mar Vista to distribute a feature length motion picture currently completed. Per the agreement, we received $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Merry Exes” retitled “Girlfriends of Christmas Past” a Christmas holiday movie produced by Goliath and delivered to Mar Vista. for distribution. Additionally, Mar Vista will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of October 31, 2016, we had received $125,000 of the advance payments. “Merry Exes” “Girlfriends of Christmas Past was completed June 6, 2016 resulting in the recognition of the advance payments as revenue of $125,000 in June 2016. Mar Vista distributed this movie to UPTV. For the three and six months ended October 31, 2025 and 2024 we had distribution revenues of $14,953 and $14,953 and $16,398 and $16,398, respectively.

On May 20, 2015, we signed a distribution agreement with Mar Vista to distribute a feature length motion picture currently completed by us and being licensed by Mar Vista. Per the agreement, we received $175,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Terror Birds” a science fiction movie produced by Goliath and delivered to Mar Vista. for distribution. Additionally, Mar Vista will receive 30% of the gross proceeds for a period of 25 years on the film. As of April 30, 2016, the Company had received $175,000 of the advance payments. Terror Birds was completed December 14, 2015 resulting in the recognition of the advance payments as revenue of $175,000 in February 2016. Mar Vista is continuing to distribute this film. The Company had no revenue for the three and six months ended October 31, 2025 and 2024, respectively.

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

Plan of Operations

We had net income of $7,863 and a net loss of $15,524, and net income of $8,208 and a net loss of $2,033 for the three and six months ended October 31, 2025 and 2024, respectively, and historical losses totaling $1,125,456 as of October 31, 2025. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plan to continue as a going concern revolves around its ability to execute its business strategy of digital content, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

Results of Operations

Three Months Ended October 31, 2025 Compared to Three Months Ended October 31, 2024

Distribution Revenues

During the three months ended October 31, 2025 and 2024, we had distribution revenues of $20,335 and $32,726, respectively, due to distribution fees paid to us by Mar Vista related to the motion pictures “Merry Ex’s” and “Bridal Boot Camp”.

Cost of Sales

During the three months ended October 31, 2025 and 2024, we had no cost of sales as revenues are based on distributions which have no costs.

Operating expenses

Operating expenses decreased by $12,046, or 49.1%, to $12,472 in the three months ended October 31, 2025 from $24,518 in the three months ended October 31, 2024 primarily due to decreases in professional fees of $11,324, consulting services of $1,000, offset primarily by an increase of $278 of other operating expenses.

Operating expenses for the three months ended October 31, 2025 were comprised primarily of consulting services of $5,000, professional fees of $7,113, and $359 of other operating expenses.

Operating expenses for the three months ended October 31, 2024 were comprised primarily of consulting services of $6,000, professional fees of $18,437, and $81 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the three months ended October 31, 2025 and 2024 are primarily due to distribution revenues of $20,335 and $32,726, respectively, offset by consulting services and professional fees.

Six Months Ended October 31, 2025 Compared to Six Months Ended October 31, 2024

Distribution Revenues

During the six months ended October 31, 2024, we had distribution revenues of $20,335 and $32,726, respectively, due to distribution fees paid to us by Mar Vista related to the motion pictures “Merry Ex’s” and “Bridal Boot Camp”.

Cost of Sales

During the six months ended October 31, 2025 and 2024, we had no cost of sales as revenues are based on distributions which have no costs.

Operating expenses

Operating expenses increased by $1,100, or 3.2%, to $35,859 in the six months ended October 31, 2025 from $34,759 in the six months ended October 31, 2024 primarily due to increases in consulting services of $2,000 and $146 of other operating expenses, offset primarily by a decrease in professional fees of $1,046.

Operating expenses for the six months ended October 31, 2025 were comprised primarily of consulting services of $10,000, professional fees of $25,500, and $359 of other operating expenses.

Operating expenses for the six months ended October 31, 2024 were comprised primarily of consulting services of $8,000, professional fees of $26,546, and $213 of other operating expenses.

Net loss before income taxes

Net loss before income taxes for the six months ended October 31, 2025 and 2024 are primarily due to distribution revenues of $20,335 and $32,726, respectively, offset by consulting services and professional fees.

Assets and Liabilities

Total assets were $1,477 as of October 31, 2025 compared to $1,301 as of April 30, 2025. Total liabilities were $154,935 as of October 31, 2025 compared to $139,235 as of April 30, 2025, or an increase of $15,700, primarily the result of increases in accounts payable – related party of $14,989 and accounts payable and accrued expenses of $711.

Liquidity and Capital Resources

General – Overall, we had no change in cash flows in the six months ended October 31, 2025 resulting from cash provided by financing activities of $10,600, offset primarily by cash used in operating activities of $10,424.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Six Months Ended October 31,
	2025	2024

Cash at beginning of period	$1,301	$437
Net cash used in operating activities	(10,424)	(6,913)
Net cash used in investing activities	—	—
Net cash used in financing activities	10,600	8,195
Cash at end of period	$1,477	$1,719

Net cash used in operating activities was $10,424 for the six months ended October 31, 2025 compared to net cash used in operations for the six months ended October 31, 2024 of $6,913. Cash used in operations for the six months ended October 31, 2025 consisted of a net loss of $15,524 and the change in accounts payable – related party of $20,200, offset partially by expenses paid on behalf of Company – related party of $24,589 and the change in accounts payable and accrued expenses of $711. Cash used in operations for the six months ended October 31, 2024 consisted of a net loss of $2,033 and the change in accounts payable – related party of $26,735 and accounts payable and accrued expenses of $1,485, offset partially by expenses paid on behalf of Company – related party of $23,340.

Net cash provided by investing activities was $0 for the six months ended October 31, 2025 and 2024.

Net cash provided by financing activities was $10,600 for the six months ended October 31, 2025 consisting of advances from related parties. Net cash used in financing activities was $8,195 for the six months ended October 31, 2024 consisting of advances from a related party.

Our cash needs for the year ending April 30, 2026 are estimated to be $200,000. This budget is based on the assumption that we will carry out one project at a time for which we will need about $50,000 in working capital; general and administrative expenses of $150,000 for the costs related to being public, and miscellaneous office expenses. We sold no shares during the three and six months ended October 31, 2025 and 2024. As we move forward with our business plan, we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2026 fiscal year.

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

Equity Financing

During the three and six months ended October 31, 2025 and 2024, the Company did not enter into any private placement memorandums.

As of October 31, 2025 and April 30, 2025, the Company has not issued a total of 38,153,269 common shares (6,000,000 common shares due to a third party and 32,153,269 common shares due to related party affiliates). These shares are reflected the weighted-average shares outstanding but they are not included in the Company’s outstanding shares balance of 138,964,917.

Advances from related party

The Company borrows funds from the Company’s affiliates for working capital purposes from time to time. The Company has recorded the principal balance due of $37,878 and $36,358 under accounts payable - related party in the accompanying Balance Sheets at October 31, 2025 and April 30, 2025, respectively. During the three and six months ended October 31, 2025 and 2024, the Company received advances of $0 and $0, and $2,000 and $4,000, respectively, from Kevin Frawley and made no repayments to Kevin Frawley for the three and six months ended October 31, 2025 and 2024. During the three and six months ended October 31, 2025 and 2024, the Company received advances of $5,600 and $10,600, and $4,195 and $4,195, respectively, from Mike Criscione, a Director of the Company. Mike Criscione had repayments of $9,080 and $9,080 for the three and six months ended October 31, 2025, respectively. There were no repayments made to Mike Criscione for the three and six months ended October 31, 2024.

During the three and six months ended October 31, 2025 and 2024 the Company received no advances and made no payments to Lamont Roberts, CEO and acting CFO of the Company, and Mr. Roberts incurred no expenses on behalf of the Company. The Company has a balance owed to Mr. Roberts of $250 at October 31, 2025.

During the three and six months ended October 31, 2025 and 2024, the Company received no advances and made payments of $2,000 and $2,000, and $7,475 and $7,475, respectively, for reimbursement of various expenses. C&R Films paid no expenses in the three and six months ended October 31, 2025 and 2024, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Robert, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $16,611 at October 31, 2025.

During the three and six months ended October 31, 2025 and 2024, the Company received no advances and made payments of $0 and $0, and $4,960 and $4,960, respectively, to Dos Cabezas for reimbursement of various expenses. Dos Cabezas paid no expenses in the three and six months ended October 31, 2025 and 2024, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Robert, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $9,434 at October 31, 2025.

During the three and six months ended October 31, 2025 and 2024, the Company received advances of $0 and $0, and $2,000 and $4,000, respectively, and made no payments to Kevin Frawley, an affiliate, for reimbursement of various expenses. During the three and six months ended October 31, 2025 and 2024, Kevin Frawley paid expenses totaling $5,835 and $24,589, and $5,315 and $13,040, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $91,804 at October 31, 2025.

During the three and six months ended October 31, 2025 and 2024, the Company received advances of $5,600 and $10,600, and $4,195 and $4,195, respectively, and made payments of $18,200 and $18,200, and $4,195 and $4,195, respectively, to Mike Criscione, Director, for reimbursement of various expenses. During the three and six months ended October 31, 2025 and 2024, Mr. Criscione paid no expenses in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Criscione of $10,215 at October 31, 2025.

Motion Picture Residual Payments

The Company is obligated to pay motion picture residual payments of approximately 3.6% of gross licensing revenues collected by Mar Vista for residual earnings payable to the SAG-AFTRA pension and health benefit plans on behalf of the actors that performed in the motion pictures. On February 12, 2025, the Company entered into a settlement agreement with SAG-AFTRA to pay $10,943 of motion picture residual payments related to the motion picture “Terror Birds” and will be withheld from future distribution fees paid to us by Mar Vista related to the motion picture “Terror Birds”. In the three and six months ended October 31, 2025 and 2024, the Company made payments totaling $0 and $0, and $0 and $0, respectively, and has a balance owed of $10,943 under Accounts payable and accrued expenses in the accompanying consolidated Balance Sheets at October 31, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (October 31, 2025), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2025 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Merger with China Advanced Technologies Corporation (1)
3.3	Bylaws (1)
31.1	Certification of Chief Executive and Financial Officer pursuant to Exchange Act Rule 13a-14(a) (2)
32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350 (2)

(1)	Incorporated by reference with the exhibit so numbered in the Company’s Registration Statement on Form S-1, file number 333-169212.

(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLIATH FILM AND MEDIA HOLDINGS

Dated: December 15, 2025	By:	/s/ Lamont Roberts
Lamont Roberts
CEO, Director and acting Chief Financial Officer

Dated: December 15, 2025		/s/ Mike Criscione
Mike Criscione
Director

