Form 10-K
period 2026-04-30
Goliath Film & Media Holdings
filed 2026-07-28
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2026

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from________ to________

Commission file number 000-18945

GOLIATH FILM AND MEDIA HOLDINGS

(Exact name of registrant as specified in its charter)

Nevada	84-1055077
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

112 N. Curry Street, Carson City, Nevada	89703
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 2025 was $66,500 based on 33,250,000 shares being owned by non-affiliates. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

There were 138,964,917 shares of common stock $0.001 par value, issued and 177,118,186 shares of common stock outstanding as July 27, 2026.

DOCUMENTS INCORPORATED BY REFERENCE – NONE

GOLIATH FILM AND MEDIA HOLDINGS.

2026 ANNUAL REPORT ON FORM 10-K

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

Production Agreements.

On March 4, 2016, we signed a distribution agreement with Mar Vista Entertainment, LLC (“Mar Vista”) to distribute a feature length motion picture currently completed. Per the agreement, we received $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Bridal Bootcamp” a romantic comedy movie produced by Goliath for delivery to Mar Vista for distribution. Additionally, Mar Vista will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of October 31, 2016, the Company had received $125,000 of the advance payments. Bridal Boot Camp was completed in October 2016 resulting in the recognition of the advance payments as revenue of $125,000 in October 2016. Mar Vista is distributing this film. The Company had distribution revenues $5,382 and $16,328 for the fiscal years ended April 30, 2026 and 2025, respectively.

On September 18, 2015, we signed a distribution agreement with Mar Vista to distribute a feature length motion picture currently completed. Per the agreement, we received $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Merry Exes” retitled “Girlfriends of Christmas Past” a Christmas holiday movie produced by Goliath and delivered to Mar Vista. for distribution. Additionally, Mar Vista will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of October 31, 2016, we had received $125,000 of the advance payments. “Merry Exes” “Girlfriends of Christmas Past was completed June 6, 2016 resulting in the recognition of the advance payments as revenue of $125,000 in June 2016. Mar Vista distributed this movie to UPTV. For the years ended April 30, 2026 and 2025, we had distribution revenues of $14,953 and $16,398, respectively.

On May 20, 2015, we signed a distribution agreement with Mar Vista to distribute a feature length motion picture currently completed by us and being licensed by Mar Vista. Per the agreement, we received $175,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Terror Birds” a science fiction movie produced by Goliath and delivered to Mar Vista. for distribution. Additionally, Mar Vista will receive 30% of the gross proceeds for a period of 25 years on the film. As of April 30, 2016, the Company had received $175,000 of the advance payments. Terror Birds was completed December 14, 2015 resulting in the recognition of the advance payments as revenue of $175,000 in February 2016. Mar Vista is continuing to distribute this film. The Company had no revenue for the years months ended April 30, 2026 and 2025, respectively.

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

As a content provider we are not competing with these entities but rather are working on providing them with quality content. As an example, NETFLIX using its “streaming platform” has such a high demand for programming content, they are spending in excess of $20 billion this year for the acquisition of completed programming as well as for the development of original content by them. Therefore, as is mentioned, part of their resources are directed toward acquiring content and part is targeting “in-house” and joint venture productions of quality content. This content will be targeted to their subscription base on a domestic and international level.

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

We would like to list our common stock on the NASDAQ Capital Market as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of either the NASDAQ Capital Market or any other stock exchange, or that we will be able to maintain any such listing. We are presently on the OTC Bulletin Board and therefore, investor liquidity may be limited.

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

As of July 27, 2026, there were 89 record holders of our common stock.

(c)	Dividends

We have not paid any dividends on our common stock. We currently intend to retain any earnings for use in our business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d)	Equity Compensation Plans

There are no Equity Compensation Plans in place as of April 30, 2026.

(e)	Performance Graphic. We are not required to provide a performance graph since it is a “smaller reporting company” as defined in Regulation S-K Rule 10(f).

Company issuances of common stock during the years ended April 30, 2026 and 2025.

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

For the year ended April 30, 2026 we had distribution revenues of $20,335 compared to $32,726 for the year ended April 30, 2025. Distribution revenues in fiscal year 2026 were due to distribution fees paid to us by Mar Vista for the motion pictures “Merry Ex’s” of $14,953 and “Bridal Boot Camp” of $5,382. Distribution revenues in fiscal year 2025 were due to distribution fees paid to us by Mar Vista for the motion pictures “Merry Ex’s” of $16,398 and “Bridal Boot Camp” of $16,328.

Film Costs

Production

The Company capitalizes production costs (including all direct production costs and production overhead) are associated with production revenues for films produced in accordance with ASC 926-20, “Entertainment-Films - Other Assets - Film Costs”. Accordingly, production costs are capitalized at actual cost and then charged against revenue quarterly as a cost of production based on the relative fair value of the film(s) delivered and recognized as revenue. The Company evaluates its capitalized production costs annually and limits recorded amounts by its ability to recover such costs through expected future sales. For the years ended April 30, 2026 and 2025, the Company had no production costs.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at April 30, 2026 and 2025. Assets and liabilities approximate fair value due to their short-term nature.

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

The total number of potential additional dilutive securities outstanding for the years ended April 30, 2026 and 2025 was none.

Concentrations, Risks, and Uncertainties

The Company’s working capital financing has entirely come from related parties and revenue received and recognized during the fiscal years ended April 30, 2026 and 2025.

The Company has one customer, Mar Vista, that accounted for all of the Company’s gross sales during 2026 and 2025.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

Plan of Operations

The Company had a net loss of $37,494 and $37,332 for the years ended April 30, 2026 and 2025, respectively, and historical losses totaling $1,147,426. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plan to continue as a going concern revolves around its ability to execute its business strategy of distributing digital content, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

Results of Operations

Fiscal Year Ended April 30, 2026 Compared to Fiscal Year Ended April 30, 2025

Distribution Revenues

For the year ended April 30, 2026 we had distribution revenues of $20,335 compared to $32,726 for the year ended April 30, 2025. Distribution revenues in fiscal year 2026 were due to distribution fees paid to us by Mar Vista related to the motion pictures “Merry Ex’s” of $14,953 and “Bridal Boot Camp” of $5,382. Distribution revenues in fiscal year 2025 were due to distribution fees paid to us by Mar Vista related to the motion pictures “Merry Ex’s” of $16,398 and “Bridal Boot Camp” of $16,328.

Cost of Sales

For the fiscal years ended April 30, 2026 and 2025, we had no cost of sales as revenues are based on distributions which have no costs.

Operating expenses

Operating expenses decreased by $12,229, or 17.5%, to $57,829 in the year ended April 30, 2025 from $70,058 in the year ended April 30, 2025 primarily due to decreases in consulting costs of $11,443, and professional fees of $976, offset primarily by an increase in other operating expenses of $190.

Operating expenses for the year ended April 30, 2026 were comprised primarily of professional fees of $37,410, consulting costs of $20,000, and $419 of other operating expenses.

Operating expenses for the year ended April 30, 2025 were comprised primarily of professional fees of $38,386, consulting costs of $31,443, and $229 of other operating expenses.

Loss before income taxes

Net loss before income taxes for the year ended April 30, 2026 totaling $37,494 is primarily due to distribution revenues of $20,335 offset partially by consulting services costs and professional fees, compared to a net loss for the year ended April 30, 2025 totaling $37,332 is primarily due to revenue of $32,726 offset partially by consulting services costs and professional fees.

Assets and Liabilities

Total assets were $1,417 as of April 30, 2026 compared to $1,301 as of April 30, 2025, or an increase of $116, which is the result of an increase in cash. Total liabilities as of April 30, 2026 were $176,845 compared to $139,235 as of April 30, 2025, or an increase of $37,610. The increase was primarily the result of an increase in accounts payable and accrued expenses of $225 and accounts payable – related party of $37,355.

Liquidity and Capital Resources

General – Overall, we had an increase in cash flows of $116 in the year ended April 30, 2026 resulting from used in operating activities of $15,484 and cash provided by financing activities of $15,600.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Year Ended April 30,
	2026	2025

Cash at beginning of period	$1,301	$437
Net cash used in operating activities	(15,484)	(16,831)
Net cash used in investing activities	-	-
Net cash provided by financing activities	15,600	17,695
Cash at end of period	$1,417	$1,301

Net cash used in operations was $15,484 for the year ended April 30, 2026 compared to net cash used in operations for the year ended April 30, 2025 of $16,831 primarily due to a net loss of $37,494 for the year ended April 30, 2026 and by the change in accounts payable – related party of $20,199, offset primarily by expenses paid on behalf of Company – related party of $41,954 and by the change in accounts payable and accrued expenses of $255.

Net cash used in operations was $16,831 for the year ended April 30, 2025 primarily due to a net loss of $37,332 for the year ended April 30, 2025 and by the change in accounts payable – related party of $27,305, offset primarily by expenses paid on behalf of Company – related party of $36,580 and by the change in accounts payable and accrued expenses of $11,226.

Net cash used in investing activities was $0 and $0 for the years ended April 30, 2026 and 2025, respectively.

Net cash provided by financing activities was $15,600 for the year ended April 30, 2026 primarily due to advances from related party. Net cash used in financing activities was $17,695 for the year ended April 30, 2025 primarily due to advances from related party.

We expect that our current working capital position, together with our expected future cash flows from operations, will be insufficient to fund our operations in the ordinary course of business, anticipated capital expenditures, and other contractual obligations for at least the next twelve months. We have been financing operations through the distribution fees paid to us by Mar Vista related to our motion pictures and funding from our officers or directors. We sold no shares during the years ended April 30, 2026 and 2025. As we move forward with our business plan, we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2026 fiscal year.

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

Equity Financing

During the years ended April 30, 2026 and 2025, the Company did not enter into any private placement memorandums.

During fiscal years 2026 and 2025, the Company has not issued a total of 38,153,269 common shares to three shareholders, a total of 32,153,269 to related parties (25,390,000 shares owed to Kevin Frawley and 6,763,269 shares owed to C&R Films) and 6,000,000 to a third party. These shares are reflected in the Company’s consolidated financial statements but they are not included in the Company’s issued shares balance of 138,964,917.

Advances from related party

The Company borrows funds from the Company’s affiliates for working capital purposes from time to time. The Company has recorded the principal balance due of $42,878 and $36,358 under Accounts payable - related party in the accompanying Balance Sheets at April 30, 2026 and 2025, respectively. The Company received advances of $15,600 (from Mike Criscione of $15,600) and $17,695 (from Kevin Frawley of $9,000 and Mike Criscione of $8,695) and made repayments to Mike Criscione of $9,080 and $0 for the years ended April 30, 2026 and 2025, respectively.

During the years ended April 30, 2026 and 2025, the Company made no payments to Lamont Roberts, CEO and acting CFO of the Company, and Mr. Roberts incurred no expenses on behalf of the Company. The Company has a balance owed to Mr. Roberts of $250 at April 30, 2026.

During the years ended April 30, 2026 and 2025, the Company received no advances and made payments of $2,000 and $8,045, respectively, to C&R Films for film production costs and reimbursement of various expenses. C&R paid expenses totaling $0 and $0 in the years ended April 30, 2026 and 2025, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $16,611 as of April 30, 2026.

During the years ended April 30, 2026 and 2025, the Company received no advances and made payments of $0 and $4,960, respectively, to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $0 and $0 in the years ended April 30, 2026 and 2025, respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $9,434 at April 30, 2026.

During the years ended April 30, 2026 and 2025, the Company received advances of $0 and $9,000, respectively, and made no payments to Kevin Frawley, an affiliate, for reimbursement of various expenses. During the years ended April 30, 2026 and 2025, Kevin Frawley paid expenses totaling $36,954 and $17,160, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $104,169 at April 30, 2026.

During the years ended April 30, 2026 and 2025, the Company received advances of $15,600 and $8,695, respectively, and made payments of $18,200 and $14,300, respectively, to Mike Criscione, Director, for reimbursement of various expenses. During the years ended April 30, 2026 and 2025, Mr. Criscione paid expenses totaling $5,000 and $19,420, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Criscione of $20,215 at April 30, 2026.

Motion Picture Residual Payments

The Company is obligated to pay motion picture residual payments of approximately 3.6% of gross licensing revenues collected by Mar Vista for residual earnings payable to the SAG-AFTRA pension and health benefit plans on behalf of the actors that performed in the motion pictures. On February 12, 2025, the Company entered into a settlement agreement with SAG-AFTRA to pay $10,943 of motion picture residual payments related to the motion picture “Terror Birds” and will be withheld from future distribution fees paid to us by Mar Vista related to the motion picture “Terror Birds”. In the fiscal years ended April 30, 2026 and 2025, the Company made payments totaling $0 and $0, respectively, and has a balance owed of $10,943 under Accounts payable and accrued expenses in the accompanying consolidated Balance Sheets at April 30, 2026.

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

YEARS ENDED APRIL 30, 2026 AND 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Goliath Film & Media Holdings:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Goliath Film & Media Holdings (“the Company”) as of April 30, 2026 and 2025, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended April 30, 2026 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Draper, UT

July 27, 2026

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED BALANCE SHEETS

	APRIL 30,
	2026	2025
ASSETS
Current assets
Cash	$1,417	$1,301
Total current assets	1,417	1,301

Total assets	$1,417	$1,301

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$26,166	$25,911
Accounts payable – related party	150,679	113,324
Total current liabilities	176,845	139,235

Total liabilities	176,845	139,235

Commitments and contingencies	—	—

Stockholders’ deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at April 30, 2026 and 2025, respectively	—	—

Common stock, $0.001 par value, 199,000,000 shares authorized; 138,964,917 shares issued and outstanding at April 30, 2026 and 2025, respectively	138,966	138,966
Additional paid in capital	451,500	451,500
Common stock to be issued	381,532	381,532
Accumulated deficit	(1,147,426)	(1,109,932)
Total stockholders’ deficit	(175,428)	(137,934)

Total liabilities and stockholders’ deficit	$1,417	$1,301

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended April 30,
	2026	2025

Distribution revenues	$20,335	$32,726
Cost of sales	—	—
Gross profit	20,335	32,726

Operating expenses
General and administrative	57,829	70,058
Total operating expenses	57,829	70,058

Loss from operations	(37,494)	(37,332)

Loss before income taxes	(37,494)	(37,332)

Provision for income taxes	—	—

Net loss	$(37,494)	$(37,332)

Net loss per share of common stock:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares Outstanding:
Basic	177,118,186	177,118,186
Diluted	177,118,186	177,118,186

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid in	Common Stock to be	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Deficit

Balances, April 30, 2024	138,964,917	138,966	451,500	381,532	(1,072,600)	(100,602)

Net loss, year ended April 30, 2025	—	—	—	—	(37,332)	(37,332)
Balances, April 30, 2025	138,964,917	$138,966	$451,500	$381,532	$(1,109,932)	$(137,934)

Net loss, year ended April 30, 2026	—	—	—	—	(37,494)	(37,494)
Balances, April 30, 2026	138,964,917	$138,966	$451,500	$381,532	$(1,147,426)	$(175,428)

See accompanying notes to consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended April 30,
	2026	2025

Cash flows from operating activities
Net loss	$(37,494)	$(37,332)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid on behalf of company – related party	41,954	36,580
Write off of prepaid expenses	-	-
Changes in operating assets and liabilities:
Accounts payable – related party	(20,199)	(27,305)
Accounts payable and accrued expenses	255	11,226
Net cash used in operating activities	(15,484)	(16,831)

Cash flows from investing activities
None	—	—
Net cash provided by investing activities	—	—

Cash flows from financing activities
Advances from related party	15,600	17,695
Net cash provided by financing activities	15,600	17,695

Net change in cash	116	864
Cash at beginning of period	1,301	437
Cash at end of period	$1,417	$1,301

Supplemental Disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	—	—

See accompanying notes to consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2026 AND 2025

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

For the year ended April 30, 2026 we had distribution revenues of $20,335 compared to $32,726 for the year ended April 30, 2025. Distribution revenues in fiscal year 2026 were due to distribution fees paid to us by Mar Vista for the motion pictures “Merry Ex’s” of $14,953 and “Bridal Boot Camp” of $5,382. Distribution revenues in fiscal year 2025 were due to distribution fees paid to us by Mar Vista for the motion pictures “Merry Ex’s” of $16,398 and “Bridal Boot Camp” of $16,328.

Film Costs

Production

The Company capitalizes production costs (including all direct production costs and production overhead) are associated with production revenues for films produced in accordance with ASC 926-20, “Entertainment-Films - Other Assets - Film Costs”. Accordingly, production costs are capitalized at actual cost and then charged against revenue quarterly as a cost of production based on the relative fair value of the film(s) delivered and recognized as revenue. The Company evaluates its capitalized production costs annually and limits recorded amounts by its ability to recover such costs through expected future sales. For the years ended April 30, 2026 and 2025, the Company had no production costs.

Distribution

Commissions are associated with distribution revenue and are recorded as net amounts to distribution revenue.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the years ended April 30, 2026 and 2025 as the company is not currently promoting its films.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the years ended April 30, 2026 and 2025.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at April 30, 2026. Assets and liabilities approximate fair value due to their short-term nature.

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

The total number of potential additional dilutive securities outstanding for the years ended April 30, 2026 and 2025 was none.

Concentrations, Risks, and Uncertainties

The Company’s working capital financing has entirely come from related parties and distribution revenues received and recognized during the fiscal years ended April 30, 2026 and 2025.

The Company has one customer, Mar Vista, that accounted for all of the Company’s gross sales during 2026 and 2025.

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

NOTE 2 – COMMON STOCK

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at April 30, 2026 and 2025.

The Company has authorized 199,000,000 shares of par value $0.001 common stock, of which 138,964,917 and 138,964,917 shares are issued and outstanding at April 30, 2026 and 2025, respectively. No shares of common stock have been issued during the years ended April 30, 2026 and 2025.

As of April 30, 2026, the Company has not issued an aggregate 38,153,269 common shares to three shareholders, a total of 32,153,269 to related parties (25,390,000 shares owed to Kevin Frawley and 6,763,269 shares owed to C&R Films) and 6,000,000 to a third party. These shares are reflected in the Company’s consolidated financial statements but they are not included in the Company’s issued shares balance of 138,964,917.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company borrows funds from the Company’s affiliates for working capital purposes from time to time. The Company has recorded the principal balance due of $42,878 and $36,358 under Accounts payable - related party in the accompanying Balance Sheets at April 30, 2026 and 2025, respectively. The Company received advances of $15,600 (from Mike Criscione of $15,600) and $17,695 (from Kevin Frawley of $9,000 and Mike Criscione of $8,695) and made repayments to Mike Criscione of $9,080 and $0 for the years ended April 30, 2026 and 2025, respectively.

During the years ended April 30, 2026 and 2025, the Company made no payments to Lamont Roberts, CEO and acting CFO of the Company, and Mr. Roberts incurred no expenses on behalf of the Company. The Company has a balance owed to Mr. Roberts of $250 at April 30, 2026.

During the years ended April 30, 2026 and 2025, the Company received no advances and made payments of $2,000 and $8,045, respectively, to C&R Films for film production costs and reimbursement of various expenses. C&R paid expenses totaling $0 and $0 in the years ended April 30, 2026 and 2025, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $16,611 as of April 30, 2026.

During the years ended April 30, 2026 and 2025, the Company received no advances and made payments of $0 and $4,960, respectively, to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $0 and $0 in the years ended April 30, 2026 and 2025, respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $9,434 at April 30, 2026.

During the years ended April 30, 2026 and 2025, the Company received advances of $0 and $9,000, respectively, and made no payments to Kevin Frawley, an affiliate, for reimbursement of various expenses. During the years ended April 30, 2026 and 2025, Kevin Frawley paid expenses totaling $36,954 and $17,160, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $104,169 at April 30, 2026.

During the years ended April 30, 2026 and 2025, the Company received advances of $15,600 and $8,695, respectively, and made payments of $18,200 and $14,300, respectively, to Mike Criscione, Director, for reimbursement of various expenses. During the years ended April 30, 2026 and 2025, Mr. Criscione paid expenses totaling $5,000 and $19,420, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Criscione of $20,215 at April 30, 2026.

Related party transactions have been disclosed in the other notes to these financial statements.

NOTE 5 – INCOME TAXES

As of April 30, 2026, the Company had net operating loss carryforwards of approximately $1,147,000, which expire in varying amounts between 2027 and 2043. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this (and other) potential future tax benefits has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforwards period are revised.

Deferred income tax assets of approximately $321,000 at April 30, 2026, was offset in full by a valuation allowance.

The approximate components of the Company’s net deferred tax assets, including a valuation allowance, are as follows:

Deferred Tax Assets	As of April 30, 2026	As of April 30, 2025

Net deferred tax assets before valuation allowance	$321,000	$311,000
Less: Valuation allowance	(321,000)	(311,000)
Net deferred tax assets	$-	$-

11

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	As of April 30, 2026	As of April 30, 2025

Statutory federal income tax	(21.0%)	(21.0%)
Statutory state income tax, net of federal tax benefit	(7.0%)	(7.0%)
Change in valuation allowance on deferred tax assets	(28.0%)	(28.0%)

Components of Income Tax Expense	For the Years Ended,
	April 30, 2026	April 30, 2025

Federal U.S. Income Taxes
Current-	-	-
Deferred-	-	-

State Income Taxes
Current	$-	$-
Deferred-	-	-
Total Income Tax Expense	$-	$-

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

Motion Picture Residual Payments

The Company is obligated to pay motion picture residual payments of approximately 3.6% of gross licensing revenues collected by Mar Vista for residual earnings payable to the SAG-AFTRA pension and health benefit plans on behalf of the actors that performed in the motion pictures. On February 12, 2025, the Company entered into a settlement agreement with SAG-AFTRA to pay $10,943 of motion picture residual payments related to the motion picture “Terror Birds” and will be withheld from future distribution fees paid to us by Mar Vista related to the motion picture “Terror Birds”. In the fiscal years ended April 30, 2026 and 2025, the Company made payments totaling $0 and $0, respectively, and has a balance owed of $10,943 under Accounts payable and accrued expenses in the accompanying consolidated Balance Sheets at April 30, 2026.

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

NOTE 7 – SUBSEQUENT EVENTS

There were no events subsequent to April 30, 2026, and up to the date of this filing that would require disclosure.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We did not have any disagreements on accounting and financial disclosure with our accounting firm during the reporting period.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (April 30, 2026), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO-2013”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our internal control over financial reporting was not effective as of the fiscal year ended April 30, 2026.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the year ended April 30, 2026 that have materially affected or are reasonably likely to materially affect our internal controls.

Item 9B.	OTHER INFORMATION

During the year ended April 30, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Lamont Robert, President, Chief Executive Officer and Acting Chief Financial Officer

Lamont Roberts, 71, has been President, Chief Executive Officer and Director of Goliath since October 2011. In 1997 he co-founded Millennium Personal and Business Management Corporation with Wilt Chamberlain, representing and managing a client base comprising actors, athletes, directors, musicians and writers. In the late 1990s, Mr. Roberts also began producing film and television projects. In 2003, he was hired as the Executive Director of Reel Image, Inc., a content funding corporation. As the head of Reel Image, Inc., he is working on distributing a documentary that he wrote and produced entitled “Chosen By God- the Great Black Pharaohs of the 25th Dynasty.” As an independent producer, Mr. Roberts produced the feature films “The Truth About Layla,” and “The Marina Murders.” He acted as an Associate Producer on the feature film “Seducing Spirits,” and was the executive in charge of production for the feature film “The Perfect Argument,” and the documentaries “Film Struggle,” and “Living with Cancer.” Mr. Roberts has a BSBA in Finance and an MA in Real Estate and Urban Economics from the University of Florida. He is a best-selling author and lives in Marina Del Rey, CA.

Mike Criscione, Director

Mike Criscione, 75, has been on the Board since May 1, 2014 and has been a highly successful business man and real estate developer. He brought this extensive experience to the film business in 1991, producing “LA Goddess”. From 2008 to the present Mr. Criscione has directed, financed and produced numerous commercials, music videos, several motion pictures, and documentaries. He is a graduate of Vision Bible College in Whittier, California where he earned his Bachelor degree.

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

Code of Ethics

Goliath Film and Media Holdings has not adopted a code of ethics which applies to the chief executive officer, chief operating officer and chief financial officer, because of our level of operations of the public entity in 2026.

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

Item 11.	EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Company’s sole executive officer for the years ended April 30, 2026, 2025, and 2024.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Lamont Roberts, CEO and Pres.	2026 2025 2024	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Mike Criscione, Director	2026 2025 2024	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

No amounts are paid or payable to directors for acting as such.

Employment Agreements with Executive Officers

We do have any employment agreements with our executive officers at this present time.

Director Compensation

Currently our directors serve without compensation.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information relating to the beneficial ownership of Company common stock as of July 27, 2026 by (i) each person known by Goliath Film and Media Holdings to be the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of Goliath Film and Media Holdings directors and executive officers, and (iii) the Percentage After Offering assumes the sale of all shares offered. Unless otherwise noted below, Goliath Film and Media Holdings believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to the shares. We had 177,118,186 shares outstanding as of July 27, 2026 (the Company has not issued an aggregate 38,153,269 common shares to three shareholders, a total of 32,153,269 to related parties (25,390,000 shares owed to Kevin Frawley and 6,763,269 shares owed to C&R Films) and 6,000,000 to a third party).

Name	Office	Number of Common Shares Owned	Percentage of Shares Owned

Lamont Roberts	Chief Executive Officer	21,763,269	12.3%
Mike Criscione	Director	45,166,000	25.5%
Kaila Criscione	None	10,000,000	5.6%
Kevin Frawley	None	60,938,917	34.4%

Total officer/director/5% owners		137,868,186	77.8%

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company borrows funds from the Company’s affiliates for working capital purposes from time to time. The Company has recorded the principal balance due of $42,878 and $36,358 under Accounts payable - related party in the accompanying Balance Sheets at April 30, 2026 and 2025, respectively. The Company received advances of $15,600 (from Mike Criscione of $15,600) and $17,695 (from Kevin Frawley of $9,000 and Mike Criscione of $8,695) and made repayments to Mike Criscione of $9,080 and $0 for the years ended April 30, 2026 and 2025, respectively.

During the years ended April 30, 2026 and 2025, the Company made no payments to Lamont Roberts, CEO and acting CFO of the Company, and Mr. Roberts incurred no expenses on behalf of the Company. The Company has a balance owed to Mr. Roberts of $250 at April 30, 2026.

During the years ended April 30, 2026 and 2025, the Company received no advances and made payments of $2,000 and $8,045, respectively, to C&R Films for film production costs and reimbursement of various expenses. C&R paid expenses totaling $0 and $0 in the years ended April 30, 2026 and 2025, respectively, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $16,611 as of April 30, 2026.

During the years ended April 30, 2026 and 2025, the Company received no advances and made payments of $0 and $4,960, respectively, to Dos Cabezas for film production costs and reimbursement of various expenses. Dos Cabezas paid expenses totaling $0 and $0 in the years ended April 30, 2026 and 2025, respectively, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Roberts, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $9,434 at April 30, 2026.

During the years ended April 30, 2026 and 2025, the Company received advances of $0 and $9,000, respectively, and made no payments to Kevin Frawley, an affiliate, for reimbursement of various expenses. During the years ended April 30, 2026 and 2025, Kevin Frawley paid expenses totaling $36,954 and $17,160, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $104,169 at April 30, 2026.

During the years ended April 30, 2026 and 2025, the Company received advances of $15,600 and $8,695, respectively, and made payments of $18,200 and $14,300, respectively, to Mike Criscione, Director, for reimbursement of various expenses. During the years ended April 30, 2026 and 2025, Mr. Criscione paid expenses totaling $5,000 and $19,420, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Criscione of $20,215 at April 30, 2026.

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

Audit Fees

During the period covering the fiscal years ended April 30, 2026 and 2025, our principal accounting firm Sadler Gibb & Associates was paid $29,588 in 2026 and $28,086 in 2025 for audit and review work.

Audit Related Fees

None.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 27, 2026.

GOLIATH FILM AND MEDIA HOLDINGS

By:	/s/ Lamont Roberts
Lamont Roberts
Chief Executive Officer, President and acting
Chief Financial Officer

By:	/s/ Mike Criscione
Mike Criscione
Director

