Form 10-Q
period 2026-07-31
Goliath Film & Media Holdings
filed 2026-09-10
CIK 820771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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

There were 138,964,917 shares of common stock $0.001 par value, issued and 177,118,186 shares of common stock outstanding as September 10, 2026.

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

The results for the periods ended July 31, 2026 are not necessarily indicative of the results of operations for the full year.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2026	April 30, 2026
	(unaudited)
ASSETS
Current assets
Cash	$1,228	$1,417
Total current assets	1,228	1,417

Total assets	$1,228	$1,417

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$24,143	$26,166
Accounts payable – related party	174,905	150,679
Total current liabilities	199,048	176,845

Total liabilities	199,048	176,845

Commitments and contingencies	—	—

Stockholders’ deficit

Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding at July 31, 2026 and April 30, 2026, respectively	—	—
Common stock, $0.001 par value, 199,000,000 shares authorized; 138,964,917 shares issued and outstanding, at July 31, 2026 and April 30, 2026, respectively	138,966	138,966
Additional paid in capital	451,500	451,500
Common stock to be issued	381,532	381,532
Accumulated deficit	(1,169,818)	(1,147,426)
Total stockholders’ deficit	(197,820)	(175,428)

Total liabilities and stockholders’ deficit	$1,228	$1,417

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	July 31,
	2026	2025

Distribution revenues	$-	$-
Cost of sales	-	-
Gross profit	-	-

Operating expenses
General and administrative	$22,392	$23,387
Total operating expenses	22,392	23,387

Income (loss) from operations	(22,392)	(23,387)

Income (loss) before income tax	(22,392)	(23,387)

Provision for income taxes	-	-

Net income (loss)	$(22,392)	$(23,387)

Earnings (loss) per share of common stock:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	177,118,186	177,118,186

See accompanying notes to unaudited condensed consolidated financial statements.

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Common Stock		Additional Paid in	Common Stock to be	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Deficit

Balances, May 1, 2025	138,964,917	$138,966	$451,500	$381,532	$(1,109,932)	$(137,934)
Net loss, three months ended July 31, 2025	—	—	—	—	(23,387)	(23,387)
Balances, July 31, 2025	138,964,917	$138,966	$451,500	$381,532	$(1,133,319)	$(161,621)

Balances, May 1, 2026	138,964,917	$138,966	$451,500	$381,532	$(1,147,426)	$(175,428)
Net loss, three months ended July 31, 2026	—	—	—	—	(22,392)	(22,392)
Balances, July 31, 2026	138,964,917	$138,966	$451,500	$381,532	$(1,169,818)	$(197,820)

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended,
	July 31, 2026	July 31, 2025

Cash flows from operating activities
Net loss	$(22,392)	$(23,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of Company – related party	24,226	18,755
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(2,023)	(368)
Accounts payable – related party	-	-
Net cash used in operating activities	(189)	(5,000)

Cash flows from investing activities	—	—

Cash flows from financing activities
Advances from related party	-	5,000
Net cash provided by financing activities	-	5,000

Net change in cash	(189)	-
Cash at beginning of period	1,417	1,301
Cash at end of period	$1,228	$1,301

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements

GOLIATH FILM AND MEDIA HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2026 AND 2025

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

For the three months ended July 31, 2026 and 2025, we had no distribution revenues.

Film Costs

Production

The Company capitalizes production costs (including all direct production costs and production overhead) are associated with production revenues for films produced in accordance with ASC 926-20, “Entertainment-Films - Other Assets - Film Costs”. Accordingly, production costs are capitalized at actual cost and then charged against revenue quarterly as a cost of production based on the relative fair value of the film(s) delivered and recognized as revenue. The Company evaluates its capitalized production costs annually and limits recorded amounts by its ability to recover such costs through expected future sales. For the three months ended July 31, 2026 and 2025, the Company had no production costs.

Distribution

Commissions are associated with distribution revenue and are recorded as net amounts to distribution revenue.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the three months ended July 31, 2026 and 2025 as the Company is not currently promoting its films.

Research and Development

All research and development costs are expensed as incurred. There was no research and development expense for the three months ended July 31, 2026 and 2025.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at July 31, 2026. Assets and liabilities approximate fair value due to their short-term nature.

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

Basic and Diluted Earnings (Loss) Per Share

Diluted earnings (loss) per share are computed on the basis of the weighted average number of common shares (including common stock subject to redemption) plus dilutive potential common shares outstanding for the reporting period. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of July 31, 2026, the Company has not issued an aggregate 38,153,269 common shares to three shareholders (a total of 32,153,269 to related parties and 6,000,000 to a third party). These shares are reflected in the weighted-average shares outstanding but they are not included in the Company’s issued shares balance of 138,964,917.

The total number of potential additional dilutive securities outstanding for the three months ended July 31, 2026 and 2025 was none.

Concentrations, Risks, and Uncertainties

The Company’s working capital financing has come from related parties during the three months ended July 31, 2026 and 2025.

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

NOTE 2 – COMMON STOCK

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at July 31, 2026 and April 30, 2026.

The Company has authorized 199,000,000 shares of par value $0.001 common stock, of which 138,964,917 shares are issued and outstanding at July 31, 2026 and April 30, 2026, respectively. No shares of common stock have been issued during the three months ended July 31, 2026.

As of July 31, 2026, the Company has not issued an aggregate 38,153,269 common shares to three shareholders (a total of 32,153,269 to related parties and 6,000,000 to a third party). These shares are reflected in the weighted-average shares outstanding but they are not included in the Company’s issued shares balance of 138,964,917.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company borrows funds from the Company’s affiliates for working capital purposes from time to time. The Company has recorded the principal balance due of $42,878 and $42,878 under accounts payable - related party in the accompanying Balance Sheets at July 31, 2026 and April 30, 2026, respectively. During the three months ended July 31, 2026 and 2025, the Company received no advances of $0 and $0, respectively, from Kevin Frawley and made no repayments to Kevin Frawley for the three months ended July 31, 2026 and 2025. During the three months ended July 31, 2026 and 2025, the Company received advances of $0 and $5,000, respectively, from Mike Criscione, a Director of the Company. Mike Criscione had no repayments of $0 and $0 for the three months ended July 31, 2026 and 2025, respectively. The Company has a balance owed to Mr. Criscione of $25,215 at July 31, 2026.

During the three months ended July 31, 2026 and 2025 the Company received no advances and made no payments to Lamont Roberts, CEO and acting CFO of the Company, and Mr. Roberts incurred no expenses on behalf of the Company. The Company has a balance owed to Mr. Roberts of $250 at July 31, 2026.

During the three months ended July 31, 2026 and 2025, the Company received no advances and made no payments of $0 and $0, respectively, to C&R Films for reimbursement of various expenses. C&R Films paid no expenses in the three months ended July 31, 2026 and 2025, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Robert, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $16,611 at July 31, 2026.

During the three months ended July 31, 2026 and 2025, the Company received no advances and made no payments to Dos Cabezas for reimbursement of various expenses. Dos Cabezas paid no expenses in the three months ended July 31, 2026 and 2025, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Robert, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $9,434 at July 31, 2026.

During the three months ended July 31, 2026 and 2025, the Company received no advances and made no payments to Kevin Frawley, an affiliate, for reimbursement of various expenses. During the three months ended July 31, 2026 and 2025, Kevin Frawley paid expenses totaling $19,226 and $18,755, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $123,395 at July 31, 2026.

During the three months ended July 31, 2026 and 2025, the Company received no advances and made no payments to Mike Criscione, Director, for reimbursement of various expenses. During the three months ended July 31, 2026 and 2025, Mr. Criscione paid expenses totaling $5,000 and $0, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Criscione of $25,215 at July 31, 2026.

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

Motion Picture Residual Payments

The Company is obligated to pay motion picture residual payments of approximately 3.6% of gross licensing revenues collected by Mar Vista for residual earnings payable to the SAG-AFTRA pension and health benefit plans on behalf of the actors that performed in the motion pictures. On February 12, 2025, the Company entered into a settlement agreement with SAG-AFTRA to pay $10,943 of motion picture residual payments related to the motion picture “Terror Birds” and will be withheld from future distribution fees paid to us by Mar Vista related to the motion picture “Terror Birds”. In the three months ended July 31, 2026 and 2025, the Company made no payments and has a balance owed of $10,943 under Accounts payable and accrued expenses in the accompanying consolidated Balance Sheets at July 31, 2026.

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

NOTE 6 – SUBSEQUENT EVENTS

There were no events subsequent to July 31, 2026, and up to the date of this filing that would require disclosure.

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

Distribution Agreements.

On March 4, 2016, we signed a distribution agreement with Mar Vista Entertainment, LLC (“Mar Vista”) to distribute a feature length motion picture currently completed. Per the agreement, we received $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Bridal Bootcamp” a romantic comedy movie produced by Goliath for delivery to Mar Vista for distribution. Additionally, Mar Vista will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of October 31, 2016, the Company had received $125,000 of the advance payments. Bridal Boot Camp was completed in October 2016 resulting in the recognition of the advance payments as revenue of $125,000 in October 2016. Mar Vista is distributing this film. For the three months ended July 31, 2026 and 2025 we had no distribution revenues.

On September 18, 2015, we signed a distribution agreement with Mar Vista to distribute a feature length motion picture currently completed. Per the agreement, we received $125,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Merry Exes” retitled “Girlfriends of Christmas Past” a Christmas holiday movie produced by Goliath and delivered to Mar Vista. for distribution. Additionally, Mar Vista will receive 35% of the gross proceeds for a period of 25 years on the motion picture. As of October 31, 2016, we had received $125,000 of the advance payments. “Merry Exes” “Girlfriends of Christmas Past was completed June 6, 2016 resulting in the recognition of the advance payments as revenue of $125,000 in June 2016. Mar Vista distributed this movie to UPTV. For the three months ended July 31, 2026 and 2025 we had no distribution revenues.

On May 20, 2015, we signed a distribution agreement with Mar Vista to distribute a feature length motion picture currently completed by us and being licensed by Mar Vista. Per the agreement, we received $175,000 in advance payments per an agreed delivery schedule for providing distribution rights on the motion picture “Terror Birds” a science fiction movie produced by Goliath and delivered to Mar Vista. for distribution. Additionally, Mar Vista will receive 30% of the gross proceeds for a period of 25 years on the film. As of April 30, 2016, the Company had received $175,000 of the advance payments. Terror Birds was completed December 14, 2015 resulting in the recognition of the advance payments as revenue of $175,000 in February 2016. Mar Vista is continuing to distribute this film. The Company had no revenue for the three months ended July 31, 2026 and 2025, respectively.

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

Over the next year, our efforts will be concentrated on developing and producing content with distributors for licensing by them or dealing directly with a network or streaming platform.

What is this going to cost you?

We expect that producing the aforementioned content will cost approximately $150,000 per project under a distributor agreement, or approximately $300,000 if we deal directly with a network or streaming platform. Under a distributor agreement, licensing and distribution will be handled by an experienced distributor for a fee of anywhere from 30 – 35% and the costs of advertising and marketing will be handled by them and charged against gross distribution licensing proceeds.

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

Plan of Operations

We had net losses of $22,392 and $23,387 for the three months ended July 31, 2026 and 2025, respectively, and historical losses totaling $1,169,818 as of July 31, 2026. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s manag ement plan to continue as a going concern revolves around its ability to execute its business strategy of digital content, as well as raising the necessary capital to pay ongoing general and administrative expenses of the Company.

Results of Operations

Three Months Ended July 31, 2026 Compared to Three Months Ended July 31, 2025

Distribution Revenues

During the three months ended July 31, 2026 and 2025, we had no distribution revenues.

Cost of Sales

During the three months ended July 31, 2026 and 2025, we had no cost of sales as revenues are based on distributions which have no costs.

Operating expenses

Operating expenses decreased by $995, or 4.3%, to $22,392 in the three months ended July 31, 2026 from $23,387 in the three months ended July 31, 2025 primarily due to decreases in professional fees of $1,184, offset primarily by an increase of $189 of other operating expenses.

Operating expenses for the three months ended July 31, 2026 were comprised primarily of consulting services of $5,000, professional fees of $17,203, and $189 of other operating expenses.

Operating expenses for the three months ended July 31, 2025 were comprised primarily of consulting services of $5,000 and professional fees of $18,387.

Net loss before income taxes

Net loss before income taxes for the three months ended July 31, 2026 and 2025 are primarily due to distribution revenues of $0 and $0, respectively, offset by consulting services and professional fees.

Assets and Liabilities

Total assets were $1,228 as of July 31, 2026 compared to $1,417 as of April 30, 2026. Total liabilities were $199,048 as of July 31, 2026 compared to $176,845 as of April 30, 2026, or an increase of $22,203, primarily the result of increases in accounts payable – related party of $24,226, offset primarily by a decrease in accounts payable and accrued expenses of $2,023.

Liquidity and Capital Resources

General – Overall, we had a decrease in in cash flows in the three months ended July 31, 2026 of $189 resulting from cash used in operating activities of $189.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Three Months Ended July 31,
	2026	2025

Cash at beginning of period	$1,417	$1,301
Net cash used in operating activities	(189)	(5,000)
Net cash used in investing activities	—	—
Net cash used in financing activities	-	5,000
Cash at end of period	$1,228	$1,301

Net cash used in operating activities was $189 for the three months ended July 31, 2026 compared to net cash used in operations for the three months ended July 31, 2025 of $5,000. Cash used in operations for the three months ended July 31, 2026 consisted of a net loss of $22,392 and the change in accounts payable – related party of $2,023, offset partially by expenses paid on behalf of Company – related party of $24,226. Cash used in operating activities for the three months ended July 31, 2025 consisted of a net loss of $23,387 and a decrease in accounts payable and accrued expenses of $368, offset partially by expenses paid on behalf of Company – related party of $18,755.

Net cash provided by investing activities was $0 for the three months ended July 31, 2026 and 2025.

Net cash provided by financing activities was $0 and $5,000 for the three months ended July 31, 2026 and 2025 consisting of advances from related parties.

We expect that our current working capital position, together with our expected future cash flows from operations, will be insufficient to fund our operations in the ordinary course of business, anticipated capital expenditures, and other contractual obligations for at least the next twelve months. We have been financing operations through the distribution fees paid to us by Mar Vista related to our motion pictures and funding from our officers or directors. We sold no shares during the three months ended July 31, 2026 and 2025. As we move forward with our business plan, we will need to raise additional capital either through the sale of stock or funding from shares and or officers and directors to cover our cash needs through the end of the 2026 fiscal year.

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

Equity Financing

During the three months ended July 31, 2026 and 2025, the Company did not enter into any private placement memorandums.

As of July 31, 2026 and April 30, 2026, the Company has not issued an aggregate 38,153,269 common shares to three shareholders (a total of 32,153,269 to related parties and 6,000,000 to a third party). These shares are reflected in the weighted-average shares outstanding but they are not included in the Company’s issued shares balance of 138,964,917.

Advances from related party

The Company borrows funds from the Company’s affiliates for working capital purposes from time to time. The Company has recorded the principal balance due of $42,878 and $42,878 under accounts payable - related party in the accompanying Balance Sheets at July 31, 2026 and April 30, 2026, respectively. During the three months ended July 31, 2026 and 2025, the Company received no advances of $0 and $0, respectively, from Kevin Frawley and made no repayments to Kevin Frawley for the three months ended July 31, 2026 and 2025. During the three months ended July 31, 2026 and 2025, the Company received advances of $0 and $5,000, respectively, from Mike Criscione, a Director of the Company. Mike Criscione had no repayments of $0 and $0 for the three months ended July 31, 2026 and 2025, respectively. The Company has a balance owed to Mr. Criscione of $25,215 at July 31, 2026.

During the three months ended July 31, 2026 and 2025 the Company received no advances and made no payments to Lamont Roberts, CEO and acting CFO of the Company, and Mr. Roberts incurred no expenses on behalf of the Company. The Company has a balance owed to Mr. Roberts of $250 at July 31, 2026.

During the three months ended July 31, 2026 and 2025, the Company received no advances and made no payments of $0 and $0, respectively, to C&R Films for reimbursement of various expenses. C&R Films paid no expenses in the three months ended July 31, 2026 and 2025, in operating expenses including rent, filing expenses, and accounting costs on behalf of the Company. C&R Films is controlled by Lamont Robert, CEO and acting CFO of the Company. The Company has a balance owed to C&R Films of $16,611 at July 31, 2026.

During the three months ended July 31, 2026 and 2025, the Company received no advances and made no payments to Dos Cabezas for reimbursement of various expenses. Dos Cabezas paid no expenses in the three months ended July 31, 2026 and 2025, in operating expenses including accounting costs on behalf of the Company. Dos Cabezas is controlled by Lamont Robert, CEO and acting CFO of the Company. The Company has a balance owed to Dos Cabezas of $9,434 at July 31, 2026.

During the three months ended July 31, 2026 and 2025, the Company received no advances and made no payments to Kevin Frawley, an affiliate, for reimbursement of various expenses. During the three months ended July 31, 2026 and 2025, Kevin Frawley paid expenses totaling $19,226 and $18,755, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Frawley of $123,395 at July 31, 2026.

During the three months ended July 31, 2026 and 2025, the Company received no advances and made no payments to Mike Criscione, Director, for reimbursement of various expenses. During the three months ended July 31, 2026 and 2025, Mr. Criscione paid expenses totaling $5,000 and $0, respectively, in operating expenses, including audit fees, on behalf of the Company. The Company has a balance owed to Mr. Criscione of $25,215 at July 31, 2026.

Motion Picture Residual Payments

The Company is obligated to pay motion picture residual payments of approximately 3.6% of gross licensing revenues collected by Mar Vista for residual earnings payable to the SAG-AFTRA pension and health benefit plans on behalf of the actors that performed in the motion pictures. On February 12, 2025, the Company entered into a settlement agreement with SAG-AFTRA to pay $10,943 of motion picture residual payments related to the motion picture “Terror Birds” and will be withheld from future distribution fees paid to us by Mar Vista related to the motion picture “Terror Birds”. In the three months ended July 31, 2026 and 2025, the Company made no payments and has a balance owed of $10,943 under Accounts payable and accrued expenses in the accompanying consolidated Balance Sheets at July 31, 2026.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (July 31, 2026), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2026 that have materially affected or are reasonably likely to materially affect our internal controls.

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

GOLIATH FILM AND MEDIA HOLDINGS

Dated: September 10, 2026	By:	/s/ Lamont Roberts
Lamont Roberts
CEO, Director and acting Chief Financial Officer

Dated: September 10, 2026		/s/ Mike Criscione
Mike Criscione
Director

